Form 10-Q
period 2021-03-31
InnovAge Holding Corp.
filed 2021-05-11
CIK 1834376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40159

InnovAge Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	81-0710819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
8950 E. Lowry Boulevard Denver, CO (Address of Principal Executive Offices)	80230 (Zip Code)

(844) 803-8745

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INNV	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 10, 2021, there were 135,516,513 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2021

Cautionary Note on Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts and may include statements about our expectations to increase the number of participants we serve, to grow enrollment and capacity within existing centers, to build de novo centers, and other similar statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

●	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
●	our ability to develop and maintain proper and effective internal control over financial reporting;
●	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
●	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
●	our ability to attract and retain highly qualified personnel;
●	our management team’s limited experience managing a public company;
●	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
●	the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;
●	our ability to maintain our corporate culture;
●	the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;
●	our ability to attract and retain the services of key primary care physicians;
●	the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
●	our ability to accurately estimate incurred but not reported medical expense;
●	the impact of negative publicity regarding the managed healthcare industry;
●	the impact of state and federal efforts to reduce Medicaid spending;
●	the impact on our centers of adverse weather conditions and other factors beyond our control; and
●	other factors disclosed in the section entitled “Risk Factors” in the prospectus dated March 3, 2021, which forms part of the Registration Statement on Form S-1 declared effective as of the same date (the “IPO Prospectus”) and in this Quarterly Report on Form 10-Q.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our IPO Prospectus. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “InnovAge,” “Company,” “we,” “us,” and “our,” or similar references, refer to InnovAge Holding Corp. and our consolidated subsidiaries.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31,	June 30,
Assets	2021	2020
Current Assets
Cash and cash equivalents	$201,527	$112,904
Restricted cash	2,236	1,661
Accounts receivable, net of allowance ($7,741 – March 31, 2021 and $6,384 – June 30, 2020)	44,356	46,312
Prepaid expenses and other	3,626	4,311
Income tax receivable	131	1,743
Total current assets	251,876	166,931
Noncurrent Assets
Property and equipment, net	141,515	102,494
Investments	2,645	2,645
Deposits and other	3,611	3,003
Equity method investments	848	13,245
Goodwill	124,217	116,139
Other intangible assets, net	6,683	5,177
Total noncurrent assets	279,519	242,703
Total assets	$531,395	$409,634
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$33,223	$28,875
Reported and estimated claims	30,735	30,291
Due to Medicaid and Medicare	25,054	12,244
Current portion of long-term debt	2,852	1,938
Current portion of capital lease obligations	2,121	1,496
Contingent consideration	—	1,789
Total current liabilities	93,985	76,633
Noncurrent Liabilities
Deferred tax liability, net	5,817	9,282
Capital lease obligations	5,727	4,091
Other non-current liabilities	2,390	1,446
Long-term debt, net of debt issuance costs	72,415	210,432
Total liabilities	180,334	301,884
Commitments and Contingencies (See Note 10)
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of March 31, 2021 and June 30, 2020; 135,516,513 and 132,718,461 issued shares as of March 31, 2021 and June 30, 2020, respectively	136	133
Additional paid-in capital	323,127	36,338
Retained earnings	4,820	64,737
Less: Treasury stock (0 and 102,030 shares of common stock at $0.0 and $1.89 per share as of March 31, 2021 and June 30, 2020, respectively)	—	(193)
Total InnovAge Holding Corp.	328,083	101,015
Noncontrolling interests	22,978	6,735
Total stockholders’ equity	351,061	107,750
Total liabilities and stockholders’ equity	$531,395	$409,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except number of shares and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Revenues
Capitation revenue	$155,835	$144,174	$464,294	$412,724
Other service revenue	473	596	1,890	1,976
Total revenues	156,308	144,770	466,184	414,700
Expenses
External provider costs	75,389	71,022	224,215	204,387
Cost of care, excluding depreciation and amortization	39,565	39,285	115,922	114,465
Sales and marketing	5,592	4,628	14,335	14,405
Corporate, general and administrative	18,595	14,028	105,901	42,417
Depreciation and amortization	3,311	2,769	9,262	8,310
Equity loss	—	163	1,343	203
Other operating (income) expense	19,222	(99)	18,211	(250)
Total expenses	161,674	131,796	489,189	383,937
Operating Income (Loss)	(5,366)	12,974	(23,005)	30,763

Other Income (Expense)
Interest expense, net	(4,876)	(2,361)	(17,061)	(11,287)
Loss on extinguishment of debt	(13,488)	—	(14,479)	—
Gain on equity method investment	10,871	—	10,871	—
Other income (expense)	(2,267)	244	(2,222)	(735)
Total other expense	(9,760)	(2,117)	(22,891)	(12,022)
Income (Loss) Before Income Taxes	(15,126)	10,857	(45,896)	18,741
Provision (Benefit) for Income Taxes	(4,264)	2,867	5,159	4,954
Net Income (Loss)	(10,862)	7,990	(51,055)	13,787
Less: net loss attributable to noncontrolling interests	(352)	(148)	(595)	(394)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(10,510)	$8,138	$(50,460)	$14,181

Weighted-average number of common shares outstanding - basic	121,324,980	132,616,431	119,619,806	132,616,431
Weighted-average number of common shares outstanding - diluted	121,324,980	134,368,002	119,619,806	133,792,985
Net income (loss) per share - basic	$(0.09)	$0.06	$(0.42)	$0.11
Net income (loss) per share - diluted	$(0.09)	$0.06	$(0.42)	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31, 2021
			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Total
Balances, December 31, 2020	132,718,461	$133	$24,552	$15,330	16,197,849	$(77,796)	$6,492	$(31,289)
Treasury stock retirement	(16,197,849)	(16)	(77,780)		(16,197,849)	77,796	—	—
Stock-based compensation	—	—	530	—	—	—	—	530
Reclassification of warrant liability	—	—	2,264	—	—	—	—	2,264
Initial public offering of common stock, net of offering costs of $25,334	18,995,901	19	373,561	—	—	—	—	373,580
Consolidation of equity method investment	—	—	—	—	—	—	16,838	16,838
Net loss	—	—	—	(10,510)	—	—	(352)	(10,862)
Balances, March 31, 2021	135,516,513	$136	$323,127	$4,820	—	$—	$22,978	$351,061

	For the Nine Months Ended March 31, 2021
			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Total
Balances, June 30, 2020	132,718,461	$133	$36,338	$64,737	102,030	$(193)	$6,735	$107,750
Treasury stock transaction	—	—	—	—	16,095,819	(77,603)	—	(77,603)
Treasury stock retirement	(16,197,849)	(16)	(77,780)		(16,197,849)	77,796	—	—
Stock option cancellation	—	—	—	(9,457)	—	—	—	(9,457)
Time based awards- option cancellation	—	—	(32,358)	—	—	—	—	(32,358)
Stock-based compensation	—	—	1,102	—	—	—	—	1,102
Reclassification of warrant liability	—	—	2,264	—	—	—	—	2,264
Capital contribution	—	—	20,000	—	—	—	—	20,000
Initial public offering of common stock, net of offering costs of $25,334	18,995,901	19	373,561	—	—	—	—	373,580
Consolidation of equity method investment	—	—	—	—	—	—	16,838	16,838
Net loss	—	—	—	(50,460)	—	—	(595)	(51,055)
Balances, March 31, 2021	135,516,513	$136	$323,127	$4,820	—	$—	$22,978	$351,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31, 2020
			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Total
Balances, December 31, 2019	132,718,461	$133	$36,067	$44,502	102,030	$(193)	$7,002	$87,511
Stock-based compensation	—	—	135	—	—	—	—	$135
Net income (loss)	—	—	—	8,138	—	—	(148)	$7,990
Balances, March 31, 2020	132,718,461	$133	$36,202	$52,640	102,030	$(193)	$6,854	$95,636

	For the Nine Months Ended March 31, 2020
			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Total
Balances, June 30, 2019	132,718,461	$133	$35,795	$38,459	102,030	$(193)	$7,248	$81,442
Stock-based compensation	—	—	407	—	—	—	—	$407
Net income (loss)	—	—	—	14,181	—	—	(394)	$13,787
Balances, March 31, 2020	132,718,461	$133	$36,202	$52,640	102,030	$(193)	$6,854	$95,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2021	2020
Operating Activities
Net income (loss)	$(51,055)	$13,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on disposal of assets	2	1,021
Provision for uncollectible accounts	4,144	3,909
Depreciation and amortization	9,262	8,310
Gain on equity method investment	(10,871)	—
Loss on extinguishment of long-term debt	8,494	—
Amortization of deferred financing costs	948	412
Stock based compensation	1,102	407
Change in fair value of warrants	2,264	—
Deferred income taxes	(3,464)	313
Equity loss	1,343	203
Change in fair value of contingent consideration	—	(250)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(1,402)	(6,929)
Prepaid expenses and other	635	274
Income taxes receivable	1,613	2,562
Deposits and other	(606)	689
Accounts payable and accrued expenses	7,717	1,372
Reported and estimated claims	114	(816)
Due to Medicaid and Medicare	12,732	(5,245)
Deferred revenue	—	2
Net cash provided by (used in) operating activities	(17,028)	20,021

Investing Activities
Purchases of property and equipment	(14,083)	(9,088)
Proceeds from the sale of equipment	—	169
Proceeds from net working capital settlements	—	1,129
Purchase of intangible assets	(2,000)	—
Net cash used in investing activities	(16,083)	(7,790)

Financing Activities
Distribution to owners	(9,458)	—
Capital contributions	20,000	—
Payments on capital lease obligations	(1,685)	(850)
Proceeds from long-term debt	375,000	25,000
Principal payments on long-term debt	(512,649)	(1,447)
Payment of debt issuance costs	(8,896)	—
Proceeds from initial public offering of common stock	373,580	—
Treasury stock purchase	(77,603)	—
Payments under acquisition agreements	(3,622)	—
Payments related to option cancellation	(32,358)	—
Net cash provided by financing activities	122,309	22,703

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	$89,198	$34,934
CASH, CASH EQUIVALENTS & RESTRICTED CASH BEGINNING OF PERIOD	114,565	61,196
CASH, CASH EQUIVALENTS & RESTRICTED CASH END OF PERIOD	$203,763	$96,130

Supplemental Cash Flows Information
Interest paid	$16,251	$10,330
Income taxes paid	7,047	2,080
Prepayment penalty on extinguishment of debt	6,000	—
Property and equipment included in accounts payable	224	—
Property and equipment purchased under capital leases	3,517	1,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

Note 1:Business

InnovAge Holding Corp. (formerly, TCO Group Holdings, Inc.) and certain wholly owned subsidiaries were formed as for-profit corporations effective May 13, 2016, for the purpose of purchasing all the outstanding common stock of Total Community Options, Inc. d/b/a InnovAge, which was formed in May 2007. In connection with this purchase, Total Community Options, Inc. and certain of its subsidiaries converted from not-for-profit organizations to for-profit corporations, and Total Community Options Foundation, Inc. (“Foundation”) and Johnson Adult Day Program, Inc. (“Johnson”), both not-for-profit organizations, separated from Total Community Options, Inc. In connection with the initial public offering, which occurred in March 2021, we changed the name of our company from TCO Group Holdings, Inc. to InnovAge Holding Corp.

InnovAge Holding Corp. and its subsidiaries, which are headquartered in Denver, Colorado and employ approximately 2,100 people, have a strong record of innovation, quality, and sensitivity to the needs of participants and staff. The Company manages, and in many cases directly provides, a broad range of medical and ancillary services for seniors in need of care and support to safely live independently in their homes and communities, including in-home care services (skilled, unskilled and personal care); in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the Program of All-Inclusive Care for the Elderly (“PACE”) center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.

The Company serves approximately 6,700 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operates eighteen PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

PACE is a fully-capitated managed care program, which serves the frail elderly, and predominantly dual-eligible, population in a community-based service model. InnovAge is obligated to provide and participants receive all needed healthcare services through an all-inclusive, coordinated model of care, and the Company is at risk for 100% of healthcare costs incurred with respect to the care of its participants. PACE programs receive capitation payments directly from Medicare Parts C and D, Medicaid, Veterans Administration (“VA”), and private pay sources. Additionally, under the Medicare Prescription Drug Plan, the Centers for Medicare and Medicaid Services (“CMS”) share part of the risk for providing prescription medication to the Company’s participants.

On March 3, 2021, the Company’s Registration Statement on Form S-1 with respect to the Company’s initial public offering (“IPO”) of shares of common stock, par value $0.001 per share, was declared effective by the Securities and Exchange Commission (“SEC”). The Company’s common stock began trading on March 3, 2021 on the Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “INNV”.

On March 8, 2021, we completed our IPO in which we issued and sold 16,666,667 shares of our common stock at an offering price of $21.00 per share. In addition, the underwriters had the option to purchase 2,500,000 additional shares of common stock, and on March 9, 2021, the underwriters exercised the option to purchase 2,329,234 shares of common stock. We received net proceeds of $373.6 million, after deducting underwriting discounts and commissions of $23.9 million and deferred offering costs of $1.4 million. Deferred, direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of our common stock in the IPO, including the legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering.

Note 2:Summary of Significant Accounting Policies

The Company described its significant accounting policies in Note 2 of the notes to consolidated financial statements for the year ended June 30, 2020, which were included in the IPO Prospectus. During the nine months ended March 31, 2021, there were no significant changes to those accounting policies. Those policies impacted by the new accounting pronouncements adopted during the period are further described below in “Recent Accounting Pronouncements.”

Basis of Preparation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended June 30, 2020. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of InnovAge, its wholly owned subsidiaries, and variable interest entities (“VIEs”) for which it is the primary beneficiary and entities for which it has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

The Company does not have any components of comprehensive income and comprehensive income is equal to net income reported in the statements of operations for all periods presented.

Property and Equipment

Property and equipment were comprised of the following as of March 31, 2021 and June 30, 2020:

	Estimated
(In thousands)	Useful Lives	March 31, 2021	June 30, 2020
Land	N/A	$11,980	$8,580
Buildings and leasehold improvements	10 - 40 years or term of lease	104,727	79,514
Software	3 - 5 years	12,355	11,387
Equipment and vehicles	3 - 7 years	35,201	28,814
Construction in progress	N/A	19,257	7,069
		183,520	135,364
Less accumulated depreciation and amortization		(42,005)	(32,870)
Total property and equipment, net		$141,515	$102,494

Depreciation of $8.8 million and $7.8 million was recorded during the nine months ended March 31, 2021 and 2020, respectively.

Revenue Recognition

The Company’s PACE operating unit provides comprehensive health care services to participants on the basis of fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on per-member, per-month capitation rates under the PACE program. Capitation payments are recognized as revenue in the period in which they relate.

Capitation payments received for PACE participants under Medicare Advantage plans are subject to retroactive premium risk adjustments based upon various factors. The Company estimates the amount of current-year adjustments in revenues. Any corresponding retroactive adjustments by CMS are recorded as final settlements are determined.

Capitation revenues may be subject to adjustment as a result of examination by government agencies or contractors.

The audit process and the resolution of significant related matters as a result of these examinations often are not finalized until several years after the services are rendered. Any adjustments resulting from these examinations are recorded in the period the Company is notified of them.

At times, the Company accepts participants into the program pending final authorization from Medicaid. If Medicaid coverage is later denied and there are no alternative resources available to pay for services, the participant is disenrolled. Any costs incurred on behalf of these participants were nominal for the nine months ended March 31, 2021 and 2020.

Capitated revenues consisted of the following sources for the nine months ended:

	March 31,	March 31,
	2021	2020
Medicaid	53%	56%
Medicare	46%	43%
Private pay and other	1%	1%
Total	100%	100%

The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Coronavirus Pandemic (“COVID-19”)

In March 2020, the World Health Organization declared COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, continue to take additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses worldwide. As a PACE company, we have been and will continue to be impacted by the effects of COVID-19; however, we remain committed to carrying out our mission of caring for our participants. We continue to closely monitor the impact of COVID-19 on all aspects of our business, including the impacts to our employees, participants and suppliers; however, at this time, we are unable to estimate the ultimate impact the pandemic will have on our consolidated financial condition, results of operations or cash flows.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into legislation. The CARES Act provides for $100.0 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Under the CARES Act, the state of Pennsylvania signed into law the Act 24 of 2020, which allocates $10.0 million of funding from the federal CARES Act to managed long term care organizations. Funding from the Act 24 of 2020 must be used to cover necessary COVID-19 related costs incurred between March 1, 2020 and November 30, 2020 for entities in operation as of March 31, 2020. We received $2.0 million in funding under the Act 24 of 2020. Of this amount, $1.0 million was allocated to InnovAge centers in Pennsylvania and $0.7 million was recognized as of June 20, 2020. The remaining unrecognized balance of $0.3 million was recognized during the nine months ended March 31, 2021 as a reduction of expense within the consolidated statement of operations. The CARES Act also provides for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period of May 1, 2020 through December 31, 2021.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. Subsequent to the issuance of ASU 2014-09, the FASB also issued several updates related to ASU 2014-09 including deferring its adoption date. As per the latest ASU 2020-05, issued by the FASB, the entities who have not yet issued or made available for issuance the financial statements as of June 3, 2020 can defer the new guidance for one year. This guidance is effective for the annual reporting period beginning July 1, 2020, and interim reporting periods within the annual reporting period beginning July 1, 2021. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company plans on applying the modified retrospective method of adoption for this guidance. The Company is in the process of evaluating the impact that the pronouncement will have on the consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”) which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05 issued by FASB, the entities who have not yet issued or made available for issuance the financial statements as of June 3, 2020 can defer the new guidance for one year. The Company will be adopting this guidance for the annual reporting period beginning July 1, 2022, and interim reporting periods within the annual reporting period beginning July 1, 2023. This will require application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is in the process of evaluating the impact that the pronouncement will have on the consolidated financial statements.

Financial Instruments

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. This guidance also expands the required credit loss disclosures and will be applied using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.

The Company will adopt this guidance for the annual and interim reporting periods beginning July 1, 2023. The Company has not determined the effect of the standard on its ongoing financial reporting.

In June 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging – Contracts in Entity’s Own Equity (“Subtopic 815-40”). This ASU amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. These amendments seek to remove certain requirements from the settlement guidance and clarify scope requirements. The ASU is effective for public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company will adopt this guidance for the annual and interim reporting periods beginning July 1, 2021. The Company has not determined the effect of the standard on its ongoing financial reporting.

Non-employee awards

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The Company will be adopting this guidance for the annual reporting period beginning July 1, 2020, and interim reporting periods within the annual reporting period beginning July 1, 2021. The Company has not determined the effect of the standard on its ongoing financial reporting.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

Note 3:Equity

Equity owner transaction

On July 27, 2020, InnovAge Holding Corp. (formerly TCO Group Holdings, Inc.), Ignite Aggregator LP (“Purchaser”), and the former equity holders of InnovAge Holding Corp. (“Sellers”) entered into a Securities Purchase Agreement (the “Agreement”), effective July 27, 2020. Under the terms of the Agreement, the Sellers sold a portion of their equity interest to the Purchaser. The Purchaser and the Sellers then contributed their equity interests in the Company to a newly formed limited partnership, TCO Group Holdings, L.P. (the “LP”) resulting in the Company being wholly owned by the LP.

Concurrently with the entry into the Agreement, the Company amended and restated its 2016 Credit Agreement (as defined below), see Note 8 for further discussion. A portion of the proceeds from the 2016 Credit Agreement were used by the Company to repurchase 16,095,819 shares of its common stock for $77.6 million from certain members of management, including certain members of the Board of Directors, and certain members of our equity partner. The common stock was then recognized as Treasury stock. The Treasury stock was retired in March 2021, see Note 14.

Additionally, as part of the Agreement, the Company executed an Option Cancellation Agreement (the “Cancellation Agreement”), which canceled the Company’s common stock option awards of 16,994,975 granted under the 2016 Incentive Plan for $74.6 million. Such cancellation resulted in a settlement of the awards. Vesting of the contingent performance-based awards was not deemed probable at the time of the settlement resulting in the settlement of the contingent performance-based awards being recorded as Corporate, general and administrative. Vesting of the time vesting awards was deemed probable at the time of the settlement resulting in a portion of the settlement of the time vesting awards being recorded as Corporate, general and administrative expense and the remainder being recorded as a reduction to Additional paid-in capital. Of the total settlement, $42.2 million was recorded as Corporate, general and administrative expense and $32.4 million was recorded as a reduction to Additional paid-in capital. The Cancellation Agreement resulted in the option holders receiving the same amount of cash that they would have received had they exercised their options, participated in the repurchase described above and sold their remaining shares.

As part of the transaction, the Company incurred $22.6 million in transaction costs, of which $13.1 million was recognized as Corporate, general and administrative expense and $9.5 million was recognized as a distribution to owner as the costs were paid on behalf of the owners.

Capital Contribution

On October 15, 2020 Finback Pace, LP contributed $20.0 million for an investment in the LP, which in turn contributed the funds to the Company.

Note 4:Variable Interest Entity

The Company’s operations also include a Senior Housing unit that primarily includes the accounts of Continental

Community Housing (“CCH”), the general partner of Pinewood Lodge, LLP (“ PWD”); a 0.01% partnership interest each in PWD and InnovAge Senior Housing Thornton, LLC (“SH1”), both of which were organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older.

PWD is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting and is recorded in Equity method investments in the accompanying consolidated balance sheets. The equity earnings of PWD are insignificant. The balance of the Company’s investment in PWD is $0.8 million which represents the maximum exposure to loss.

SH1 is a VIE. The Company is the primary beneficiary of SH1 and consolidates SH1. The Company is the primary beneficiary of SH1 as it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for a convertible term loan held by SH1.

The following table shows the assets and liabilities of SH1 as of March 31, 2021 and June 30, 2020:

In thousands (000’s)

	March 31,	June 30,
Assets/Liabilities	2021	2020
Cash and cash equivalents	$498	$435
Accounts receivable	3	1
Prepaid expenses and other	13	7
Property, plant and equipment, net	10,143	10,501
Deposits and other, net	386	376
Accounts payable and accrued expenses	279	199
Current portion long-term debt	39	38
Noncurrent liabilities	454	454
Long-term debt, net of debt issuance costs	3,838	3,901

Note 5:Nonconsolidated Entities

Prior to January 1, 2021, the Company had two nonconsolidated equity method investments, PWD, see Note 4 for further discussion, and InnovAge California Pace-Sacramento, LLC (“InnovAge Sacramento”).

On March 18, 2019, in connection with the formation of InnovAge Sacramento, the joint venture with Adventist Health System/West (“Adventist”) and Eskaton Properties, Incorporated (“Eskaton”), the Company contributed $9.0 million in cash and land valued at $4.2 million for a 59.9% membership interest in the joint venture,

InnovAge Sacramento. Further, Adventist contributed $5.8 million in cash and Eskaton contributed $3.0 million in cash for membership interests of 26.41% and 13.69%, respectively. The Company made an additional contribution of $52,000 dollars to obtain an additional 0.1% membership interest in the joint venture. With the acquisition of the additional 0.1% membership interest, the Company obtained control of InnovAge Sacramento effective January 1, 2021. Accordingly, beginning January 1, 2021, the results of InnovAge Sacramento are included in our consolidated results of operations.

The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members’ may be required to purchase, at fair market value, the interests of certain other members. As of March 31, 2021, none of the conditions specified in the JV Agreement had been met.

At the consummation of the JV Agreement, the Company issued warrants (the “Sacramento Warrants”) to purchase 5% of its issued and outstanding common stock to Adventist Health System/West at a par value of $0.001 per share and an exercise price equal to the fair market value per share at the time of exercise of this warrant. The Sacramento Warrants fully vest on the exercise date, which is defined as the date on which Adventist has made aggregate capital contributions in an amount greater than $25.0 million to one or more joint venture entities in which Adventist and the Company hold equity (the “Investment Threshold”).

On February 9, 2021, we entered into an amendment agreement with our joint venture partner Adventist to amend the Sacramento Warrants. The amendment removes the Investment Threshold requirement and grants Adventist the right to purchase up to $15.0 million of our common stock at an exercise price equal to the initial public offering price. The warrant is exercisable for one year beginning on the date of the consummation of the IPO. As of March 31, 2021, Adventist had not exercised any warrants.

At inception, the Sacramento Warrants were initially determined to be equity-based payments to nonemployees and as such the measurement date for these warrants was considered to be the date when the Investment Threshold is reached. At the time of the amendment, due to the removal of the Investment Threshold, the warrants were evaluated under ASC 815-40, Contracts in an Entity’s Own Equity, which resulted in a liability classification from the date of the amendment through completion of our IPO, due to the variable amount of shares which could be issued. Upon completion of the IPO, the number of shares to be issued were no longer variable, which resulted in the warrants being recorded in equity. A charge of $2.3 million, representing the fair value of the warrants from inception through the date of completion of the IPO, was recorded in other income (expense) in the condensed consolidated statement of operations.

We obtained control of InnovAge Sacramento through acquisition of an additional 0.1% membership interest, which we consider to be a step acquisition, whereby the Company remeasured the previously held equity method investment to fair value. This resulted in a gain on consolidation of $10.9 million, which is recorded in gain on equity method investment in the condensed consolidated statement of operations. The fair value of the previously held equity investments was determined using a discounted cash flow model.

We accounted for the transaction as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill.

The fair value of the assets acquired and net liabilities assumed in the step acquisition are as follows as of January 1, 2021:

January 1,
(In thousands)	2021
Assets:
Cash	$646
Accounts receivable	786
Property and equipment, net	30,667
Goodwill	8,078
Total assets	40,177

Liabilities:
Accounts payable	530
Reported and estimated claims	330
Due to Medicaid and Medicare	77
Capital leases	428
Other liabilities	48
Total liabilities	$1,413

The following table sets forth the results of InnovAge Sacramento for the six months ended December 31, 2020. The results of InnovAge Sacramento are consolidated beginning January 1, 2021.

Six Months Ended
(In thousands)	December 31, 2020
Revenue:
Total revenue	$2,297
Less: members’ interest	921
The Company’s interest	1,376
Cost of operations:
Total cost of operations	4,538
Less: members’ interest	1,820
The Company’s interest	2,718
The Company’s interest in net income (loss)	$(1,342)

The overall operations for InnovAge Sacramento were insignificant during the three and nine months ended March 31, 2021.

Note 6:Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $124.2 million at March 31, 2021 and $116.1 million as of June 30, 2020. The increase of $8.1 million resulted from the consolidation of InnovAge Sacramento beginning on January 1, 2021. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the nine months ended March 31, 2021 and 2020.

The Company has Other intangible assets, net that are both definite and indefinite lived. Other intangible assets that are definite-lived are amortized over their useful lives. Other intangible assets that are definite-lived amounted to $6.6 million at both March 31, 2021 and June 30, 2020 and associated accumulated amortization amounted to $1.9 million and $1.4 million at March 31, 2021 and June 30, 2020, respectively. The Company recorded amortization expense of $0.2 and $0.5 million for both the three and nine months ended March 31, 2021 and 2020, respectively.

On October 20, 2020, the Company paid $2.0 million for the right to serve PACE members in Florida, which was recognized within the consolidated balance sheet as Other intangible assets, net and are indefinite-lived.

We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the nine months ended March 31, 2021 and 2020.

Note 7:Leases

Property and equipment includes property under various capital leases. These leases have expiration dates ranging from January 2021 to September 2025, varying interest rates, and generally include an option to purchase the equipment at fair value at the end of the underlying lease period. The Company’s capital leases included the following at March 31, 2021 and June 30, 2020:

In thousands (000’s)

	March 31, 2021	June 30, 2020
Equipment	$13,777	$9,845
Less accumulated depreciation	(6,848)	(4,829)
Balance as of end of period	$6,929	$5,016

Certain of the Company’s property and equipment is leased under operating leases. Total rental expense under operating leases was $1.4 million and $3.5 million for the three and nine months ended March 31, 2021, respectively, and $1.5 million and $3.8 million for the three and nine months ended March 31, 2020, respectively.

Future minimum lease payments for fiscal years beginning with remainder of fiscal year 2021 for capital leases having initial terms of more than one year and noncancelable operating leases were as follows:

		Operating Leases
	Capital Leases	Minimum Lease
(In thousands)	Obligations	Payments
Amount remaining in 2021	$713	$866
2022	2,527	4,138
2023	2,468	4,410
2024	1,941	4,052
2025	1,169	3,592
Thereafter	144	13,704
Total	8,962	$30,762
Less amount representing interest	1,114
Total minimum lease payments	7,848
Less current maturities	2,121
Noncurrent maturities	$5,727

Note 8. Long Term Debt

Long-term debt consisted of the following at March 31, 2021 and June 30, 2020:

In thousands (000’s)	March 31, 2021	June 30, 2020
Senior secured borrowings:
Senior secured term loan	$75,000	$187,625
Revolving credit facility	—	25,000
Convertible term loan	2,377	2,401
Total debt	77,377	215,026
Less unamortized debt issuance costs	2,110	2,656
Less current maturities	2,852	1,938
Long-term debt, net of debt issuance costs	$72,415	$210,432

The Company originally entered into a senior secured borrowing agreement (the “2016 Credit Agreement”) on May 13, 2016, that consisted of a senior secured term loan for $75.0 million and a revolving credit facility for $20.0 million. The 2016 Credit Agreement was subsequently amended on May 2, 2019 to increase the senior secured term loan to $190.0 million and a revolving credit facility for $30.0 million and a delayed draw term loan facility (“DDTL”) for $45.0 million. The senior secured term loan and the DDTL had a maturity date of May 2, 2025, and the revolving credit facility had a maturity date of May 2, 2024.

On July 27, 2020, the Company amended and restated the 2016 Credit Agreement once again to increase the senior secured term loan to $300.0 million, the revolving credit facility to $40.0 million and to terminate the DDTL. The maturity date of the revolving credit facility was extended to July 27, 2025, the senior secured term loan was extended to July 27, 2026, and there were updates to certain covenants contained in the existing credit agreement. Principal was paid each calendar quarter in an amount equal to 0.25% of the aggregate outstanding principal amount.

The structure of the amendment to the 2016 Credit Agreement as amended on July 27, 2020 led to an extinguishment of debt for certain lenders and a modification of debt for other lenders. The total debt structure extinguishment for certain lenders was $57.1 million which led to the write off of $1.0 million in debt issuance costs which was recorded in loss on extinguishment of debt for the nine months ended March 31, 2021. The total debt structure that was modified was $250.0 million, while the new debt issued was $50.0 million, which resulted in $9.1 million of debt issuance costs being capitalized.

On March 8, 2021, concurrently with the closing of the IPO, the Company entered into a new credit agreement (the “2021 Credit Agreement”) that replaced the 2016 Credit Agreement. The 2021 Credit Agreement consists of a senior secured term loan of $75.0  million and a revolving credit facility of $100.0 million. The maturity date of the revolving credit facility is March 8, 2026 and of the senior secured term loan, March 8, 2026. The 2021 Credit Agreement includes a more lose set of covenants compared to the 2016 Credit Agreement. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the senior secured term loan is paid each calendar quarter beginning September 2021 in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the new senior secured loan, together with proceeds from the IPO, were used to repay amounts outstanding under the 2016 Credit Agreement.

The structure of the 2021 Credit Agreement led to a 2.0% prepayment fee as the cancellation of the 2016 Credit Agreement occurred prior to the first anniversary of the July 27, 2020 amendment of the 2016 Credit Agreement, an extinguishment of debt for certain lenders, and a modification of debt for other lenders. The total prepayment fee was $6.0 million and is recorded in loss on extinguishment of debt in the consolidated statements of operations. The total debt structure extinguishment for certain lenders was $250.0 million which led to the write off of $7.5 million in debt issuance costs which was recorded in loss on extinguishment of debt for the three months ended March 31, 2021. The total debt structure that was modified was $25.0 million related to each of the term loan and the revolver, while the new debt issued was $50.0 million related to the term loan and $75.0 million related to the revolver. This resulted in $2.1 million of debt issuance costs being capitalized.

Any outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of March 31, 2021, the interest rate on the senior secured term loan was 1.94%. At June 30, 2020 the interest rate on the senior secured term loan under the 2016 Credit Agreement was 6.0%. Prior to the entry into the 2021 Credit Agreement, the revolving credit facility fee accrued at 0.5%. Under the terms of the 2021 Credit Agreement, the revolving credit facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. There is also an immaterial administrative fee.

During fiscal year 2020, the Company borrowed $25.0 million under the revolving credit facility at an interest rate of 3.94%, to ensure sufficient funds available during the unknown time of the COVID-19 pandemic and for general corporate purposes. The Company repaid all outstanding amounts on the revolving credit facility and as of March 31, 2021 had no outstanding borrowings. The remaining capacity under the revolving credit facility as of March 31, 2021 is $100.0 million.

The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, defined leverage and fixed-charge coverage ratios. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. The Company was in compliance with the covenants of the 2021 Credit Agreement and the 2016 Credit Agreement as of March 31, 2021 and June 30, 2020, respectively.

The deferred financing costs of $2.1 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. Total deferred financing costs were $0.9 million and $0.4 million for the nine months ended March 31, 2021 and 2020, respectively.

On June 29, 2015, SH1 entered into a convertible term. Monthly principal and interest payments of $0.02 million commenced on September 1, 2015, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030. The loan is secured by a deed of trust to Public Trustee, assignment of leases and rents, security agreements, and SH1’s fixture filing.

Note 9:Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants, at the measurement date. A fair value hierarchy was established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources outside the reporting entity. Unobservable inputs are inputs that reflect the Company’s own assumptions based on market data and assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The sensitivity to changes in inputs and their impact on fair value measurements can be significant.

The three levels of inputs that may be used to measure fair value are:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date
Level 2	Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs to the valuation techniques that are significant to the fair value measurements of the assets or liabilities

Recurring Measurements

Effective August 7, 2018, the Company finalized the acquisition of New Courtland LIFE Program (“New Courtland”) in Pennsylvania. The Company paid a base purchase price of $30.0 million, subject to certain net working capital and closing adjustments plus contingent consideration of up to $20.0 million. Such contingent consideration will be paid over a specified period if certain conditions outlined in the Securities Purchase Agreement are met. These conditions are based upon the performance of the PACE centers acquired in the New Courtland acquisition for the two fiscal years following the acquisition, as well as potential payments to be made in the event of the Company being acquired, selling substantially all of its assets, or selling equity securities pursuant to an effective registration statement under the Securities Act of 1933. If all of the contingent consideration of $20.0 million is paid, the lease payments in certain real estate leases between the Company and New Courtland are reduced from their current amounts and allow the Company to exercise its option to purchase the leased buildings at fair market value, after the initial term of the lease.

On March 8, 2021, we completed our IPO, which satisfied the condition that the Company sell equity securities pursuant to an effective registration statement. Accordingly, $20.0 million of contingent consideration was paid under the terms of the Securities Purchase Agreement.

As of March 31, 2021, there are no amounts of contingent consideration outstanding.

Changes in fair value resulted in immaterial amounts recorded in other operating (income) expense within the consolidated statement of for the nine months ended March 31, 2021 and 2020, respectively.

There were no transfers in and out of Level 3 during the nine months ended March 31, 2021 and 2020. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.

Nonrecurring Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges that are required by U.S. GAAP. No such amounts were recorded during the nine months ended March 31, 2021 and 2020, respectively.

Note 10: Commitments and Contingencies

Professional Liability

The Company pays fixed premiums for annual professional liability insurance coverage under a claims-made policy. Under such policy, only claims made and reported to the insurer are covered during the policy term, regardless of when the incident giving rise to the claim occurred. The Company records claim liabilities and expected recoveries, if any, at gross amounts. The Company is not currently aware of any unasserted claims or unreported incidents that are expected to exceed medical malpractice insurance coverage limits.

Litigation

From time to time, in the normal course of business, the Company is involved in or subject to legal proceedings related to its business. The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred, and to determine if accruals are appropriate. In the opinion of management, none of the claims and suits, either individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company's operations or consolidated financial statements. The Company expenses legal costs as such costs are incurred.

Note 11: Retirement Plans

The Company offers its eligible employees a 401(k) Retirement Savings Plan (the “Plan”). The Company matches 50% of the employee contribution up to 4% of the employee’s compensation. Matching contributions were $0.4 million and $1.3 million for the three and nine months ended March 31, 2021, respectively, and $0.4 million and $1.3 million for the three and nine months ended March 31, 2020, respectively.

Effective January 1, 2016, InnovAge established a 409(a) Deferred Compensation Plan for key employees. Matching contributions were $0.1 million for both the three and nine months ended March 31, 2021 and zero and $0.1 million for the three and nine months ended March 31, 2020, respectively.

Note 12: Stock-based Compensation

2016 Equity Incentive Plan

The Company maintained the 2016 Equity Incentive Plan (the “2016 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock that is authorized under the 2016 Equity Incentive Plan was 17,836,636. As of June 30, 2020 a total of 16,994,976 awards had been granted. The 2016 Incentive Plan provided for the following general vesting terms:

(a)	Half vested over time (“Time Vesting Awards”). Awards vested on the first anniversary of the grant date in the range of 25% to 62.5%, and the remaining awards that vested over time vest ratably on a semiannual basis thereafter through the fourth anniversary of the grant date.
(b)	Half vested upon the attainment of certain performance-based criteria measured at the time the Company experiences a liquidity event, as defined by the 2016 Incentive Plan (“Contingent Performance-Based Awards”).

Stock options were exercisable over a period of time not to exceed 10 years from the date of grant.

Cancellation of Stock Option Awards Under 2016 Equity Incentive Plan

On July 27, 2020, TCO Group Holdings, Inc., Ignite Aggregator LP, and the equity holders of TCO Group Holdings, Inc. entered into a Securities Purchase Agreement, effective July 27, 2020. In addition, the Company amended and restated the 2016 Credit Agreement.

A portion of the proceeds from the 2016 Credit Agreement were used by the Company to repurchase 16,095,819 shares of its common stock from the certain members of management, the Board of Directors, and members of our equity partner. Additionally, as part of the Agreement, the Company executed the Cancellation Agreement which canceled the Company’s 16,994,976 common stock options which were granted under the 2016 Incentive Plan. The Cancellation Agreement resulted in the option holders receiving the same amount of cash that they would have received had they exercised their options, participated in the repurchase described above and sold their remaining shares.

A summary of the stock option activity for the nine months ended March 31, 2021, was as follows:

Time Vesting Awards

			Weighted-	Average
	Number of	Option	Average	Remaining
	Options	Price Range	Exercise Price	Term (in years)
Outstanding balance, June 30, 2020	8,497,488	$1.00 - $ 2.35	1.26	6.76
Canceled	(8,497,488)	$1.00 - $ 2.35	1.26	6.76
Outstanding balance, March 31, 2021	—

Contingent Performance-based Awards

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Options	Exercise Price	Term (in years)
Outstanding balance, June 30, 2020	8,497,488	$0.78	6.76
Canceled	(8,497,488)	$0.78	6.76
Outstanding balance, March 31, 2021	—

Profits Interests

The LP maintains the 2020 Equity Incentive Plan (the “2020 Incentive Plan”), pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, and advisers. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Incentive Plan. As of March 31, 2021, a total of 13,009,137 profits interests units have been granted.

These profits interests represented profits interest ownership in the LP tied solely to the accretion, if any, in the value of the LP following the date of issuance of such profits interests. Profits interests participated in any increase of LP value related to their profits interests after the hurdle value had been achieved and the LP profits interests received the agreed-upon return on their invested capital. The Company granted 13,009,137 and zero profits interests units during the nine months ended March 31, 2021 and 2020, respectively.

Each profits interests unit contains the following material terms:

(i)	The profits interests receive distributions (other than tax distributions) only upon a liquidity event, as defined, that exceed a threshold equivalent to the fair value of the LP, as determined by the Company’s Board of Directors, at the grant date.
(ii)	A portion of the units vest over a period of continuous employment or service (service-vesting units) while the other portion of the units only vest based on the level of aggregate multiple of invested capital and internal rate of return achieved by Ignite Aggregator upon a change of control of the Company, (performance-vesting units).

The performance-vesting units are subject to a market condition, which the Company incorporated as part of its determination of the grant date fair value of the units.

For performance-vesting units, the Company recognizes unit-based compensation expense when it was probable that the performance condition would be achieved. The Company will analyze if a performance condition was probable for each reporting period through the settlement date for units subject to performance vesting. For service-vesting units, the Company will recognize unit-based compensation expense over the requisite service period for each separately vested portion of the profits interests as if the unit was, in-substance, multiple units. The hurdle value per unit is $5.49 for both the performance-vesting and service-vesting units.

The Company uses the Monte Carlo option model to determine the fair value of the granted profits interests units. The stock price is based on the price realized in the equity owner transaction. Expected stock price volatility is based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding.

The following is a summary of profits interests transactions and number of units outstanding:

Time Vesting Units

		Weighted-
	Number of	Average
	Units	Grant Date FV
Outstanding balance, June 30, 2020	—
Granted	6,686,568	1.28
Forfeited	(99,307)	1.17
Outstanding balance, March 31, 2021	6,587,261	$1.28

Performance-Vesting Units

		Weighted-
	Number of	Average
	Units	Grant Date FV
Outstanding balance, June 30, 2020	—
Granted	6,322,569	$0.57
Forfeited	(99,307)	0.44
Outstanding balance, March 31, 2021	6,223,262	$0.57

The fair value of the profits interests units granted during the nine months ended March 31, 2021 under the 2020 Incentive Plan, was based upon a Monte Carlo option pricing model using the assumptions in the following table (presented on a weighted average basis):

2021
Expected volatility	44%
Expected life (years) – Time vesting units	1.8
Interest rate	0.16%
Dividend yield	0%
Weighted-average fair values	$1.28
Fair value of underlying stock	$5.49

The total unrecognized compensation cost related to all profits interests units outstanding was $11.1 million. The unrecognized compensation cost related to the Time Vesting Units was $7.5 million and is expected to be recognized over a weighted-average period of 3.5 years. The unrecognized compensation cost related to the Performance-Vesting Units was $3.6 million and will be recorded when it is probable that the performance-based criteria will be met.

Compensation Expense

The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period and includes such charges in employee benefits in the consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Stock options	$—	$135	$45,387	$407
Profits interest units	530	—	1,102	—
Total share-based compensation expense	$530	$135	$46,489	$407

Note 13: Earnings per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share values)	2021	2020	2021	2020
Net income (loss) attributable to InnovAge Holding Corp.	$(10,510)	$8,138	$(50,460)	$14,181
Weighted average common shares outstanding (basic)	121,324,980	132,616,431	119,619,806	132,616,431
EPS (basic)	$(0.09)	$0.06	$(0.42)	$0.11

Dilutive shares	—	1,751,571	—	1,176,554
Weighted average common shares outstanding (diluted)	121,324,980	134,368,002	119,619,806	133,792,985
EPS (diluted)	$(0.09)	$0.06	$(0.42)	$0.11

Note 14: Treasury Stock

On July 27, 2020, as a part of the amendment and restatement of the 2016 Credit Agreement, a portion of the proceeds were used by the Company to repurchase 16,095,819 shares of its common stock from certain members of management, our Board of Directors and our equity partner, at $4.82 per share. As a result of the repurchase, $77.6 million was recorded as Treasury stock, see Note 3 for further discussion. In March 2021, the Company retired all outstanding shares of Treasury stock and at March 31, 2021 there were no shares of treasury stock outstanding.

Note 15: Income Taxes

The Company recorded an income tax benefit of $(4.3) million and a tax provision of $2.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company recorded an income tax provision of $5.2 million and $5.0 million for the nine months ended March 31, 2021 and 2020, respectively. This represents an effective tax rate of 28.2% and 26.4% for the three months ended March 31, 2021 and 2020, respectively. This represents an effective tax rate of (11.2)% and (26.4)% for the nine months ended March 31, 2021 and 2020, respectively.

The effective rate for the nine months ended March 31, 2021 was different from the federal statutory rate primarily due to disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m), lobbying expenses, transaction costs, and payments of contingent consideration which occurred during the nine month period.

The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the nine-month period ended March 31, 2021, the Company has determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets.

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts that the CARES Act may have on its business. While several of these provisions may impact the Company, there have not been any significant impacts noted through March 31, 2021.

Note 16: Segment Reporting

The Company applies ASC Topic 280, "Segment Reporting," which establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about operations, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the Company’s chief executive officer, who is the chief operating decision maker (“CODM”), and for which discrete financial information is available. The Company has determined that it has five operating segments, three of which are related to the Company’s PACE offering. The PACE-related operating segments are based on three geographic divisions, which are West, Central, and East. Due to the similar economic characteristics, nature of services, and customers, we have aggregated our West, Central, and East operating segments into one reportable segment for PACE. The company’s remaining two operating segments relate to Homecare and Senior Housing, which are immaterial operating segments, and are shown below as "Other" along with certain corporate unallocated expenses.

The Company serves approximately 6,700 PACE participants, making it the largest PACE provider in the U.S. based upon participants served, and operates eighteen PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia. PACE, an alternative to nursing homes, is a managed care, capitated program, which serves the frail elderly in a community-based service model. Participants receive all medical services through a comprehensive, consolidated model of care. Capitation payments are received from Medicare parts C and D; Medicaid; VA, and private pay sources. The Company is at risk for all health and allied care costs incurred with respect to the care of its participants, although it does negotiate discounted rates with its provider network consisting of hospitals, nursing homes, assisted living facilities, and medical specialists. Additionally, under the Medicare Prescription Drug Plan, the CMS share part of the risk for providing prescription medication to the Company’s participants.

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The Company does not review assets by segment and therefore assets by segment are not disclosed below. For the periods presented, all of the Company’s long-lived assets were located in the U.S. and all revenue was earned in the U.S.

The Company’s management uses Center-level Contribution Margin as the measure for assessing performance of its segments. Center-level Contribution Margin is defined as total segment revenues less external provider costs and cost of care (excluding depreciation and amortization). The Company allocates corporate level expenses to its segments with a majority of the allocation going to the PACE segment.

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the three months ended:

	March 31, 2021			March 31, 2020
(In thousands)	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$155,835	$—	$155,835	$144,174	$—	$144,174
Other service revenue	(47)	520	473	(56)	652	596
Total revenues	155,788	520	156,308	144,118	652	144,770
External provider costs	75,389	—	75,389	71,022	—	71,022
Cost of care, excluding depreciation and amortization	38,867	698	39,565	38,559	726	39,285
Center-Level Contribution Margin	41,532	(178)	41,354	34,537	(74)	34,463
Overhead costs(2)	24,217	(30)	24,187	18,614	42	18,656
Depreciation and amortization	3,181	130	3,311	2,619	150	2,769
Equity loss	—	—	—	163	—	163
Other operating (income) expense	19,222	—	19,222	(99)	—	(99)
Interest expense, net	4,824	52	4,876	2,317	44	2,361
Loss on extinguishment of debt	13,488	—	13,488	—	—	—
Gain on equity method investment	(10,871)	—	(10,871)	—	—	—
Other expense (income)	2,267	—	2,267	(244)	—	(244)
Income (Loss) Before Income Taxes	$(14,796)	$(330)	$(15,126)	$11,167	$(310)	$10,857

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the nine months ended:

	March 31, 2021			March 31, 2020
(In thousands)	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$464,294	$—	$464,294	$412,724	$—	$412,724
Other service revenue	213	1,677	1,890	(1,112)	3,088	1,976
Total revenues	464,507	1,677	466,184	411,612	3,088	414,700
External provider costs	224,215	—	224,215	204,387	—	204,387
Cost of care, excluding depreciation and amortization	113,611	2,311	115,922	111,021	3,444	114,465
Center-Level Contribution Margin	126,681	(634)	126,047	96,204	(356)	95,848
Overhead costs(2)	120,249	(13)	120,236	56,846	(24)	56,822
Depreciation and amortization	8,901	361	9,262	7,525	785	8,310
Equity loss	1,343	—	1,343	201	2	203
Other operating (income) expense	18,211	—	18,211	(252)	2	(250)
Interest expense, net	16,919	142	17,061	11,025	262	11,287
Loss on extinguishment of debt	14,479	—	14,479	—	—	—
Gain on equity method investment	(10,871)	—	(10,871)	—	—	—
Other expense (income)	2,222	—	2,222	673	62	735
Income (Loss) Before Income Taxes	$(44,772)	$(1,124)	$(45,896)	$20,186	$(1,445)	$18,741

(1)	Center-level Contribution Margin from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments consist of Homecare and Senior Housing. Neither of those segments has ever met any of the quantitative thresholds for determining reportable segments.
(2)	Overhead consists of the Sales and marketing and Corporate, general and administrative financial statement line items.

Note 17: Related-party

Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, the general partner, who is a subsidiary of the Company (the “General Partner”), helped fund operating deficits and shortfalls of PWD in the form of a loan. At March 31, 2021 and June 30, 2020, $0.7 million and $0.6 million, respectively, was recorded in Deposits and other. Additionally, the general partner is paid an administration fee of $35,000 per year.

In accordance with the Management Service Agreement between the Company and the joint venture partner, the Company is responsible for the daily operations of the joint venture InnovAge Sacramento. For the six months ended December 31, 2020, the Company generated $0.3 million in management fee revenue, which was recorded in other service revenue. For the three months ended March 31, 2021, management fee revenue was eliminated in consolidation as the results of InnovAge Sacramento are consolidated effective January 1, 2021. Management fee revenue was insignificant during the nine months ended March 31, 2020.

Note 18: Subsequent Events

The Company has evaluated subsequent events through May 11, 2021, the date on which the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties, including those discussed below and in the section entitled “Cautionary Note on Forward-Looking Statements.” Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in the IPO Prospectus.

Executive Overview

We are the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, dual-eligible seniors. We directly address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. Our patient-centered care delivery approach meaningfully improves the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Our patient-centered approach is led by our interdisciplinary care teams (“IDTs”), who design, manage and coordinate each participant’s personalized care plan. We directly manage and are responsible for all healthcare needs and associated costs for our participants. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (1) the shift toward value-based care, in which coordinated, outcomes-driven, high-quality care is delivered while reducing unnecessary spend, (2) eliminating excessive administrative costs by contracting directly with the government, (3) focusing on the patient experience and (4) addressing social determinants of health.

Recent Developments

On March 3, 2021, the Company’s Registration Statement on Form S-1 with respect to the Company’s initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The Company’s common stock began trading on March 3, 2021 on Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “INNV.”

On March 8, 2021, we completed our IPO in which we issued and sold 16,666,667 shares of common stock at an offering price of $21.00 per share. In addition, the underwriters exercised the option to purchase 2,329,234 additional shares of common stock. We received net proceeds of $373.6 million, after deducting underwriting discounts and commissions of $23.9 million and deferred offering costs of $1.4 million. Deferred, direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of our common stock in the IPO, including the legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were recorded against the net proceeds from the offering.

The Company made an additional contribution of $52,000 to and obtained control of InnovAge California PACE-Sacramento, LLC (“InnovAge Sacramento”), effective January 1, 2021. Accordingly, beginning January 1, 2021, the results of InnovAge Sacramento are included in our consolidated results of operations. This resulted in a gain on consolidation of $10.9 million, which is recorded in gain on equity method investment on the condensed consolidated statement of operations.

Impact of COVID-19

The rapid spread of the novel coronavirus disease (“COVID-19”) around the world and throughout the United States of America (“U.S.”) has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which continues to be uncertain at this time. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes our participants. We have experienced or expect to experience the following impacts on our business model due to COVID-19:

Care Model. Though the COVID-19 pandemic has altered the mix of settings where we deliver care, our multimodal model has ensured that our participants continue to receive the care they need. As a result of the COVID-19 pandemic, we have transitioned much of our care to in-home and telehealth services, while increasing participant visit volume and maintaining continuity of care. We closed all our centers on March 18, 2020 and transitioned to a 100% in-home and virtual care model that allowed for a seamless delivery of care. We structured our care teams to deliver in-home services that otherwise would have occurred at our centers. Our physicians are equipped with several telehealth platforms to provide virtual care and utilize the option best suited for each individual participant’s preferences and needs. Our aim is to keep the virtual setting simple to use, convenient and effective. If a participant lacks access to a device or is unable to use technology, we offer to provide them a device or dispatch a team member to their home to assist. For all of these reasons, our telehealth solution has received high satisfaction among participants, caregivers and IDTs. In addition to increased telehealth and in-home care, we have repurposed our existing infrastructure and workforce to support care delivery during the COVID-19 pandemic.

Growth. As a result of the COVID-19 pandemic, at the end of March 2020, we pivoted to a virtual enrollment model due to safety concerns for our employees and participants and to comply with local government ordinances. We also realigned our marketing strategy to increase our focus on digital channels during the COVID-19 pandemic and to reach those searching for senior care alternatives.

Revenue. Our revenue is capitated and not determined by the number of times we interact with our participants face-to-face. As of March 31, 2021, we had not experienced a decline in revenue as a result of the COVID-19 pandemic. The capitation payments we receive from Medicare are risk-adjusted based on documented encounters and diagnosed conditions. Government payors require that participants’ health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation has been required to be completed during an in-person visit with a participant, but Centers for Medicare and Medicaid Services (“CMS”) is now allowing documentation of conditions identified during qualifying telehealth visits with participants. Given the disruption caused by the COVID-19 pandemic, it is unclear whether we will be able to document the health conditions of our participants as comprehensively as we did prior to the COVID-19 pandemic, which may adversely impact Medicare risk adjustment factor (“RAF”) scores and our resulting revenue in future periods.

Expenses. Though the distribution of expenses across expense categories changed as a result of the COVID-19 pandemic, we did not experience material changes in our aggregate expenses. Our internal care delivery costs remained largely the same as we remained fully staffed to execute on our participants’ care plans, albeit through a different mix of care settings. Though we experienced fewer emergency room visits than normal in the early months of the COVID-19 pandemic, the frail nature of our participant population necessitates very limited instances of deferrable care otherwise. As a result of the non-deferrable nature of most of our participants’ third-party medical needs, we experienced no material changes to total external provider costs as a result of the COVID-19 pandemic.

The United States continues to experience supply chain issues with respect to personal protective equipment (“PPE”) and other medical supplies used to prevent transmission of COVID-19. During 2020, we acquired significantly greater quantities of medical supplies at significantly higher prices than normal to ensure the safety of our employees and our participants. These incremental costs represent less than 1.4% of our total cost of care for the fiscal year ended June 30, 2020. While the price of PPE may remain higher than historical levels for the foreseeable future, we do not expect these incremental costs to be material as a percentage of our total expenses.

Key Factors Affecting Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:

Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage programs. As a result, we receive larger payments for our participants compared to Medicare Advantage participants. This is driven by two factors: (1) we manage a higher acuity population, with an average Medicare RAF score of 2.39 as of March 31, 2021 compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees; and (2) we manage Medicaid spend in addition to Medicare.

Our participants are managed on a capitated, or at-risk, basis, where InnovAge is financially responsible for all of their medical costs, including primary and specialist care, in-home care, hospital visits, nutrition, transportation to our care centers and to other medical appointments, pharmacy and behavioral health. Our care model and payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive a risk-adjusted PMPM payment directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue growth trajectory.

The Medicare portion of our capitated payment is risk-adjusted based on the underlying medical conditions and frailty of each participant. Our IDTs develop an individualized care plan specific to the needs of each participant. Our high touch model involves daily interaction with our participants across multiple settings. This enables us to not only deliver coordinated, high quality care, but also to identify and proactively manage changes to each participant’s conditions, which further supports our ability to more precisely report our participants’ condition to obtain appropriate Medicare RAF scores.

Our ability to grow enrollment and capacity within existing centers. We believe our demonstrated ability to drive sustained, organic census growth is a key indicator of the attractiveness of the InnovAge Platform to our key constituents: participants, their families and government payors. Since 2015 and through March 31, 2021, we have achieved 12% annual, organic census growth. Eligible participants can enroll in our program year-round, allowing us to continuously attract new participants and reducing seasonal variability in our results of operations.

Awareness of PACE programs remains low among potential participants, despite high levels of patient satisfaction. To improve awareness and attract new participants, our sales and marketing teams educate prospective participants and their families on our powerful value proposition, superior health outcomes and participant satisfaction. Our scale enables us to invest in targeted sales and marketing capabilities, which accelerates census growth. We take a multichannel approach to sales and marketing, relying on a mix of traditional community provider referrals and targeted direct-to-consumer digital marketing. We have realigned our marketing strategy to focus more on digital channels during the COVID-19 pandemic and to reach those searching for senior care alternatives. We are proud of the fact that the “friends and family” of our participants remain one of our largest referral sources.

Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. We have multiple touch points with participants and their families, which enhances participant receptivity to our services. Furthermore, historically, we have experienced low levels of voluntary disenrollment. Our historical disenrollments have been involuntary, due primarily to participant death and otherwise to participants re-locating out of our service areas.

Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Our participants are among the most frail and medically complex individuals in the U.S. healthcare system. Our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care. Since the Company bears the burden of all participant medical expenses, we are liable for potentially large medical claims, avoidable or not. We believe the risk of such large medical claims is mitigated by (1) our proactive care model, and (2) our scale, which diminishes the financial impact of any unexpected catastrophic care our participants may require.

Center-level contribution margin. We have a history of achieving profitable Center-level Contribution Margin. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing, corporate, or general and administrative expenses across our centers.

Our ability to build de novo centers within existing and new markets. We have proven our ability to expand and operationalize new centers across multiple geographies while generating consistent center-level performance. This performance highlights the predictability of our model and gives us conviction to continue investing in building new centers to drive long-term value creation.

We have a large addressable market with a target population estimated at approximately 2.2 million, representing seniors who we believe are dually eligible for Medicare and Medicaid and meet the nursing home level of care criteria for PACE. Based upon our success to date, we believe our innovative care model can scale nationally, and we expect to continue selectively and strategically expanding into new geographies. Our go to market approach prioritizes high-density urban and suburban areas, where there are sizable numbers of frail, dual-eligible seniors who would benefit from our program.

In our existing markets, we believe there is significant opportunity to expand our footprint by not only growing the physical footprint and participant census of existing centers, but also by developing new centers. These strategically developed new sites will allow us to leverage our established market brand and infrastructure.

We have a successful track record of building de novo centers with compelling unit economics. Once we have identified a location for a new center, it takes, on average, less than 27 months to open. We believe investments in de novo centers generate robust internal rates of return and accretive cash-on-cash returns.

Opening of de novo centers can also result in losses, generally related to pre-opening and start-up ramp, from the time the center opens and its first 24 months of operations. For the three months ended March 31, 2021, de novo losses were approximately $0.3 million, respectively, for our Sacramento center in California and our Pennypack center in Philadelphia.

Execute tuck-in acquisitions. We believe there is a sizeable landscape of potential tuck-in acquisitions to supplement our organic growth strategy. We are disciplined in our approach to acquisitions and have executed multiple types of transactions, including turnarounds and non-profit conversions. When integrating acquired programs, we work closely with key constituencies, including local governments, health systems and senior housing providers, to ensure continuity of high-quality care for participants. Based on our experience, joining the InnovAge platform enables revenue growth and improved operational efficiency and care delivery post-integration. We believe our track record of and reputation for integrating and improving acquired organizations, while continuing to prioritize high-quality patient care, positions us as the acquirer of choice in this market.

Contracting with Government Payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Maintaining, supporting and growing these relationships, particularly as we enter new geographies, is critical to our long-term success. Our model is aligned with the interests of our government payors, as we drive better health outcomes for participants at lower costs and enhance participant satisfaction. We believe this alignment of interests and our highly effective care model resonates with government payors and will result in continued opportunities to open and acquire centers.

Investing to Support Growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth, and due to additional costs we expect to incur as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate and director and officer insurance, investor relations and increased legal, audit, reporting and consulting fees. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. Accordingly, in the short term we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.

Seasonality to our business. Our operational and financial results will experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

Medical costs. Medical costs will vary seasonally depending on a number of factors, and most significantly as a result of the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We therefore expect higher per-participant medical costs in our second and third fiscal quarters. Medical costs also depend upon the number of business days in a period, and shorter periods will have lower medical costs. Business days can also create year-over-year comparability issues if a period in one year has a different number of business days compared to the same period in another. We would also expect medical costs to be impacted by a pandemic, such as the COVID-19 pandemic, which may result in increased or decreased total medical costs depending upon the severity of the relevant infection, the proximity of the spread of the disease to our centers, the duration of the infection and the availability of healthcare services for our participants.

Timing of risk score revenue true-ups. The Medicare portion of the capitated payments we receive for each participant is determined by a participant’s RAF score, which is measured twice per year and is based on the evolving acuity of a participant. We estimate and accrue for the expected Medicare RAF scores of our participants. Based on the difference between the Medicare RAF score we estimate and the Medicare RAF score determined by CMS, we may receive incremental true-up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.

Results of operations

The following table sets forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the three and nine months ended March 31, 2021 and 2020

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

(in thousands)
Revenues
Capitation revenue	$155,835	$144,174	$464,294	$412,724
Other service revenue	473	596	1,890	1,976
Total revenues	156,308	144,770	466,184	414,700
Expenses
External provider costs	75,389	71,022	224,215	204,387
Cost of care (excluding depreciation and amortization)	39,565	39,285	115,922	114,465
Sales and marketing	5,592	4,628	14,335	14,405
Corporate, general and administrative	18,595	14,028	105,901	42,417
Depreciation and amortization	3,311	2,769	9,262	8,310
Equity loss	—	163	1,343	203
Other operating (income) expense	19,222	(99)	18,211	(250)
Operating expenses	161,674	131,796	489,189	383,937
Income (Loss) from Operations	$(5,366)	$12,974	$(23,005)	$30,763
Other Income (Expense)
Interest expense, net	(4,876)	(2,361)	(17,061)	(11,287)
Loss on extinguishment of debt	(13,488)	—	(14,479)	—
Gain on equity method investment	10,871	—	10,871	—
Other	(2,267)	244	(2,222)	(735)
Total other income (expense)	(9,760)	(2,117)	(22,891)	(12,022)
Income (Loss) Before Income Taxes	(15,126)	10,857	(45,896)	18,741
Provision (Benefit) for income taxes	(4,264)	2,867	5,159	4,954
Net Income (Loss)	$(10,862)	$7,990	$(51,055)	$13,787
Less: Net Loss attributable to noncontrolling interests	(352)	(148)	(595)	(394)
Net Income (Loss) Attributable to the Company	$(10,510)	$8,138	$(50,460)	$14,181

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2021	2020	2021	2020
Revenues
Capitation revenue	99.7%	99.6%	99.6%	99.5%
Other service revenue	0.3%	0.4%	0.4%	0.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses
External provider costs	48.2%	49.1%	48.1%	49.3%
Cost of care (excluding depreciation and amortization)	25.3%	27.1%	24.9%	27.6%
Sales and marketing	3.6%	3.2%	3.1%	3.5%
Corporate, general and administrative	11.9%	9.7%	22.7%	10.2%
Depreciation and amortization	2.1%	1.9%	2.0%	2.0%
Equity loss	—	0.1%	0.3%	—%
Other operating (income) expense	12.3%	(0.1)%	3.9%	(0.1)%
Operating expenses	103.4%	91.0%	104.9%	92.6%
Income (Loss) from Operations	(3.4)%	9.0%	(4.9)%	7.4%
Other Income (Expense)
Interest expense, net	(3.1)%	(1.6)%	(3.7)%	(2.7)%
Loss on extinguishment of debt	(8.6)%	—%	(3.1)%	—%
Gain on equity method investment	7.0%	—%	2.3%	—%
Other	(1.5)%	0.2%	(0.5)%	(0.2)%
Total other income (expense)	(6.2)%	(1.5)%	(4.9)%	(2.9)%
Income (Loss) Before Income Taxes	(9.7)%	7.5%	(9.8)%	4.5%
Provision (Benefit) for income taxes	(2.7)%	2.0%	1.1%	1.2%
Net Income (Loss)	(6.9)%	5.5%	(11.0)%	3.3%
Less: Net Loss attributable to noncontrolling interests	* %	* %	* %	* %
Net Income (Loss) Attributable to the Company	(6.7)%	5.6%	(10.8)%	3.4%
*	Indicates amounts that are not material.

Total revenues

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Revenues
Capitation revenue	$155,835	$144,174	$11,661	8%	$464,294	$412,724	$51,570	12%
Other service revenue	473	596	(123)	(21)%	1,890	1,976	(86)	(4)%
Total revenues	$156,308	$144,770	$11,538	8%	$466,184	$414,700	$51,484	12%

Capitation revenue was $155.8 million for the three months ended March 31, 2021, an increase of $11.7 million, or 7%, compared to $144.2 million for the three months ended March 31, 2020. This increase was driven primarily by an increase in census and rates, both of which increased Medicaid and Medicare revenue, partially offset by a low single digit rate decrease related to our participants in Colorado.

Capitation revenue was $464.3 million for the nine months ended March 31, 2021, an increase of $51.6 million, or 11%, compared to $412.7 million for the nine months ended March 31, 2020. This increase was driven primarily by an increase in census and rates, both of which increased Medicaid and Medicare revenue, partially offset by a low single digit rate decrease related to our participants in Colorado.

Medicare revenue also increased due to the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period of May 1, 2020 through December 31, 2021.

Other service revenue was $0.5 million for the three months ended March 31, 2021, a decrease of $0.1 million, or 26%, from $0.6 million for the three months ended March 31, 2020. Other service revenue was $1.9 million for the nine months ended March 31, 2021, a decrease of $0.1 million, or 5%, from $2.0 million for the nine months ended March 31, 2020.

External provider costs

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
External provider costs	$75,389	$71,022	$4,367	6%	$224,215	$204,387	$19,828	10%
% of total revenues	48%	49%			48%	49%

External provider costs were $75.4 million for the three months ended March 31, 2021, an increase of $4.4 million, or 6%, compared to $71.0 million for the three months ended March 31, 2020. This change was driven by an increase in census and an increase in the average cost per participant.

External provider costs were $224.2 million for the nine months ended March 31, 2021, an increase of $19.8 million, or 10%, compared to $204.4 million for the nine months ended March 31, 2020. This change was driven by an increase in census and an increase in the average cost per participant.

Cost of care (excluding depreciation and amortization)

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of care (excluding depreciation and amortization)	$39,565	$39,285	$280	1%	$115,922	$114,465	$1,457	1%
% of total revenues	25%	27%			25%	28%

Cost of care (excluding depreciation and amortization) expense was $39.6 million for the three months ended March 31, 2021, an increase of $0.3 million, or 1%, compared to $39.3 million for the three months ended March 31, 2020. This change is primarily driven by an increase in census offset by the decrease in the cost per participant. This decrease in cost per participant was primarily driven by year-over-year cost savings due to the closures of our centers on account of the COVID-19 pandemic.

Cost of care (excluding depreciation and amortization) expense was $115.9 million for the nine months ended March 31, 2021, an increase of $1.5 million, or 1%, compared to $114.5 million for the nine months ended March 31, 2020. This change is primarily driven by an increase in census offset by the decrease in cost per participant. This decrease in cost per participant was primarily driven by year-over-year cost savings due to the closures of our centers due to the COVID-19 pandemic.

Sales and marketing

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Sales and marketing	$5,592	$4,628	$964	21%	$14,335	$14,405	$(70)	(0)%
% of total revenues	4%	3%			3%	3%

Sales and marketing expenses were $5.6 million for the three months ended March 31, 2021, an increase of $1.0 million, or 21%, compared to $4.6 million for the three months ended March 31, 2020. The increase was primarily due to an increase in headcount to support enrollment growth as well as a shift in marketing spend to the second half of fiscal year 2021.

Sales and marketing expenses were $14.3 million for the nine months ended March 31, 2021, a decrease of $0.1 million, or 0.7%, compared to $14.4 million for the three months ended March 31, 2020. We incurred lower marketing and sales expenses in the first half of fiscal year 2021 as a result of shifting marketing spend to the second half of fiscal year 2021.

Corporate, general and administrative

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Corporate, general and administrative	$18,595	$14,028	$4,567	33%	$105,901	$42,417	$63,484	150%
% of total revenues	12%	10%			23%	10%

Corporate, general and administrative expenses were $18.6 million for the three months ended March 31, 2021, an increase of $4.6 million, or 33%, compared to $14.0 million for the three months ended March 31, 2020. This increase was primarily related to fees incurred as a result of the IPO.

Corporate, general and administrative expenses were $105.9 million for the nine months ended March 31, 2021, an increase of $63.5 million, or 150%, compared to $42.4 million for the nine months ended March 31, 2020. The increase was primarily due to the fees incurred as a result of the Apax Transaction (as defined below) and the IPO. In connection with the Apax Transaction, $42.2 million was recorded related to the cancellation of stock options outstanding under the Company’s 2016 Equity Incentive Plan (the “2016 Incentive Plan”) and $13.1 million of transaction related costs were recorded as corporate, general and administrative expenses. In connection with the IPO transaction $1.5 million of transaction costs were recorded as corporate, general and administrative expenses.

Depreciation and amortization

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Depreciation and amortization	$3,311	$2,769	$542	20%	$9,262	$8,310	$952	11%
% of total revenues	2%	2%			2%	2%

Depreciation and amortization expense was $3.3 million for the three months ended March 31, 2021, an increase of $0.5 million, or 20%, compared to $2.8 million for the three months ended March 31, 2020. Depreciation and amortization expense was $9.3 million for the nine months ended March 31, 2021, an increase of $1.0 million, or 11%, compared to $8.3 million for the nine months ended March 31, 2020. This increase in both periods is the result of capital additions in the normal course of business.

Equity loss

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Equity loss	$—	$163	$(163)	(100)%	$1,343	$203	$1,140	562%
% of total revenues	-%	0%			0%	0%

We did not experience any equity loss for the three-month period ended March 31, 2021, a decrease of $0.2 million compared to $0.2 million for the three months ended March 31, 2020. Equity loss was $1.3 million for the nine months ended March 31, 2021, an increase of $1.1 million compared to $0.2 million for the nine months ended March 31, 2020. The changes related to the equity loss are derived from InnovAge Sacramento, which began operations in July 2020 and was accounted for as an equity method investee and subsequently became a consolidated entity effective January 1, 2021.

Other operating (income) expense

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Other operating (income) expense	$19,222	$(99)	19,321	(19,516)%	18,211	(250)	18,461	(7,384)%

% of total revenues	12%	(0)%	4%	(0)%

Other operating expense was $19.2 million for the three months ended March 31, 2021, an increase of $19.3 million compared to other operating income of $(0.1) million for the three months ended March 31, 2020. Other operating expense was $18.2 million for the nine months ended March 31, 2021, an increase of $18.5 million compared to other operating income of $(0.3) million for the nine months ended March 31, 2020. This change primarily represents the change in fair value related to contingent consideration and the payment of $20.0 million made under the acquisition agreement of the New Courtland LIFE Program during the three months ended March 31, 2021. There were no such payments during the nine months ended March 31, 2020.

Other income (expense)

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Other income (expense)
Interest expense, net	$(4,876)	$(2,361)	$(2,515)	107%	$(17,061)	$(11,287)	$(5,774)	34%
Loss on extinguishment of debt	(13,488)	—	(13,488)	*	(14,479)	—	(14,479)	*
Gain on equity method investment	10,871	—	10,871	*	10,871	—	10,871	*
Other	(2,267)	244	(2,511)	(1,029)%	(2,222)	(735)	(1,487)	67%
Total other income (expense)	$(9,760)	$(2,117)	$(7,643)	361%	$(22,891)	$(12,022)	$(10,869)	90%

Interest expense, net. Interest expense, net was $4.9 million for the three months ended March 31, 2021, an increase of $2.5 million, or 52%, compared to $2.4 million for the three months ended March 31, 2020. Interest expense, net was $17.1 million for the nine months ended March 31, 2021, an increase of $5.8 million, or 34%, compared to $11.3 million for the nine months ended March 31, 2020. The increase was primarily due to a higher interest rate of 7.75% for the three months ended March 31, 2021 on the existing Term Loan Facility (as defined below) as a result of the July 27, 2020 amendment and restatement of our 2016 Credit Agreement (as defined below) and higher levels of outstanding borrowings during the nine months ended March 31, 2021.

Loss on extinguishment of debt. Loss on extinguishment of debt was $13.5 million for the three months ended March 31, 2021 and no loss on extinguishment of debt was recorded for the three months ended March 31, 2020. On March 8, 2021, we entered into the 2021 Credit Agreement, which led to an extinguishment of debt of $13.5 million, including $6.0 million of a prepayment penalty.

Loss on extinguishment of debt was $14.5 million for the nine months ended March 31, 2021 and no loss on extinguishment of debt was recorded for the nine months ended March 31, 2020. On July 27, 2020, we amended and restated our 2016 Credit Agreement, which led to an extinguishment of debt for certain lenders and a modification of debt for other lenders. The total debt structure extinguishment for certain lenders led to the write-off of $1.0 million in debt issuance costs. On March 8, 2021, we entered into the 2021 Credit Agreement, which led to an extinguishment of debt of $13.5 million, including $6.0 million of a prepayment penalty.

Gain on equity method investment. Gain on equity method investment was $10.9 for the three and nine months ended March 31, 2021, respectively, and no amounts were recorded for the three and nine months ended March 31, 2020. Gain on equity method investment resulted from InnovAge Sacramento becoming a consolidated entity as of January 1, 2021.

Other. Other expense was less than $2.3 million for the three months ended March 31, 2021, a decrease of $2.5 million, or 111%, compared to other income of $0.2 million for the three months ended March 31, 2020. Other expense was $2.2 million for the nine months ended March 31, 2021, an increase of $1.5 million, or 67%, compared to other income of $0.7 million for the nine months ended March 31, 2020. The impact in 2021 is primarily a result of an amendment to the warrants issued by the Company to Adventist Health System/West (“Sacramento Warrants”) which resulted in additional expense of $2.3 million.

Key business metrics and non-GAAP measures

In addition to our U.S. generally accepted accounting principles (“U.S. GAAP”) financial information, we review a number of operating and financial metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. We believe these non-GAAP metrics provide additional perspective and insights when analyzing our core operating performance from period to period and evaluating trends in historical operating results. These key business metrics and non-GAAP measures should not be considered superior to, or a substitute for, and should be read in conjunction with, the U.S. GAAP financial information presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

	Nine months ended March 31,
(dollars in thousands)	2021	2020
Key Business Metrics:
Centers(1)	18	16
Census(2)	6,655	6,336
Total Member Months	59,050	55,762
Center-level Contribution Margin(3)	27.0%	23.1%

Non-GAAP Measures:
Adjusted EBITDA(4)	$65,985	$42,977
Adjusted EBITDA Margin(4)	14.2%	10.4%
(1)	Includes InnovAge Sacramento, which the Company owns and controls through a joint venture and is now consolidated in our financial statements as of March 31, 2021.
(2)	Participant numbers are approximate.
(3)	Expressed as a percentage of revenue.
(4)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. For a reconciliation of these non-GAAP measures to the most closely comparable U.S. GAAP for the periods indicated, see below under “—Adjusted EBITDA.”

Centers

We define our centers as those centers open for business and attending to participants at the end of a particular period.

Census

Our census is comprised of our capitated participants for whom we are financially responsible for their total healthcare costs.

Total member months

We define Total Member Months as the total number of participants multiplied by the number of months within a year in which each participant was enrolled in our program. We believe this is a useful metric as it more precisely tracks the number of participants we serve annually.

Center-level contribution margin

We define Center-level Contribution Margin as total revenues less external provider costs and costs of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers.

Center-level Contribution Margin was $41.4 million and $34.5 million for the three months ended March 31, 2021 and 2020, respectively, and $126.0 million and $95.8 million for the nine months ended March 31, 2021 and 2020, respectively.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for interest expense, depreciation and amortization, and provision for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, final determination of rates, merger and acquisition transactions and the corresponding integration, business optimization, electronic medical records transition, special employee bonuses, consolidation of equity investee, financing-related fees and payment of contingent consideration.

For the three months ended March 31, 2021 and 2020, we had a net loss of $(10.9) million and net income of $8.0 million, respectively, representing a period over period decline of 235%, while Adjusted EBITDA was $20.3 million and $17.6 million, respectively, representing a period over period growth rate of 15%.

For the nine months ended March 31, 2021 and 2020, we had a net loss of $(51.1) million and net income of $13.8 million, respectively, representing a period over period decline of 470%, while Adjusted EBITDA was $65.9 million and $42.9 million, respectively, representing a period over period growth rate of 54%.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for each of the periods is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

(In thousands)
Net income	$(10,862)	$7,990	$(51,055)	$13,787
Interest expense, net	4,876	2,361	17,061	11,287
Depreciation and amortization	3,311	2,769	9,262	8,310
Provision (benefit) for income tax	(4,264)	2,867	5,159	4,954
Management equity plan	530	135	1,102	407
Rate determination(a)	—	(199)	(2,158)	(199)
M&A diligence, transaction and integration(b)	4,548	1,076	63,333	2,541
Business optimization(c)	268	390	1,127	622
EMR transition(d)	66	123	335	761
Special employee bonus(e)		204	—	727
Gain on consolidation of equity investee(f)	(10,871)	—	(10,871)	—
Financing-related(g)	13,488	—	14,479	30
Contingent consideration (h)	19,222	(99)	18,211	(250)
Adjusted EBITDA	$20,312	$17,617	$65,985	$42,977
(a)	For the nine months ended March 31, 2021, this reflects the CMS settlement payment of approximately $2.2 million related to end-stage renal disease beneficiaries for calendar years 2010 through 2020.
(b)	For the nine months ended March 31, 2021, this is primarily due to the July 27, 2020 transaction between us, an affiliate of Apax Partners and our existing equity holders entering into a Securities Purchase Agreement (the “Apax Transaction”) which resulted in expense of $58.3 million, relating to $42.2 million from the cancellation of options and the redemption of shares, $1.8 million related to transaction specific bonuses, $13.1 million relates to transaction fees and expenses, $2.2 million related to reclassification of warrant liability and $1.7 million relating to payroll taxes and other administrative items.
(c)	Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology systems and improve the efficiency of our operations.
(d)	Reflects non-recurring expenses relating to the transition to a new electronic medical record vendor.
(e)	Reflects non-recurring special bonuses paid to certain of our employees of the Company relating to shareholder dividend transactions that occurred in fiscal years 2018 and 2019.
(f)	Reflects non-recurring expense related to the gain on consolidation of InnovAge Sacramento.
(g)	Reflects fees and expenses incurred in connection with amendments to our credit agreements.
(h)	Reflects the contingent consideration fair value adjustment made during the reporting period associated with its acquisition of New Courtland.

Adjusted EBITDA margin

Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue less any exceptional, one-time revenue items.

In the nine months ended March 31, 2021, we recognized the CMS settlement payment related to end stage renal disease beneficiaries for calendar years 2010-2020 in the amount of approximately $2.2 million, which is deducted from total revenue solely for purposes of calculating Adjusted EBITDA margin.

For the three months ended March 31, 2021 and 2020, our net income margin increased from 5.5% to (6.9)%, respectively, and Adjusted EBITDA Margin expanded from 12.2% to 13.0%, respectively.

For the nine months ended March 31, 2021 and 2020, our net income margin increased from 3.3% to (11.0)%, respectively, and Adjusted EBITDA Margin expanded from 10.4% to 14.2%, respectively.

Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under U.S. GAAP and that do not represent, and should not be considered as, an alternative to net income and net income margin, respectively, as determined by U.S. GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of expenses that do not relate to our ongoing business performance, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other U.S. GAAP financial measures, including net income and net income margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. Our use of the term Adjusted EBITDA varies from others in our industry.

Liquidity and capital resources

General

To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and most recently from the sales of common stock. As of March 31, 2021, we had cash and cash equivalents of $201.5 million. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.

We believe that our cash and cash equivalents and our cash flows from operations will be sufficient to fund our operating and capital needs for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to open new centers and the expansion of sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

On May 13, 2016, we entered into a credit agreement with Capital One Financial Corporation (the “2016 Credit Agreement”). The 2016 Credit Agreement was subsequently amended and amended and restated a number of times. In March 2020, we borrowed $25.0 million under the revolving credit facility to ensure sufficient funds available due to the uncertainty relating to the COVID-19 pandemic and for general corporate purposes. Those borrowings have been repaid in full.

On March 8, 2021, concurrently with the closing of the IPO, the Company entered into a new credit agreement (the “2021 Credit Agreement”) that replaced the 2016 Credit Agreement. The 2021 Credit Agreement consists of a senior secured term loan of $75.0 million and a revolving credit facility of $100.0 million. Principal on the senior secured term loan is paid each calendar quarter beginning September 2021 in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the new senior secured loan, together with proceeds from the IPO, were used to repay amounts outstanding under the 2016 Credit Agreement.

Any outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of March 31, 2021, the interest rate on the senior secured term loan was 1.94%. Under the terms of the 2021 Credit Agreement, the revolving credit facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. There is also an immaterial administrative fee. As of March 31, 2021, we had no borrowings outstanding under the revolving credit facility and, therefore, had full capacity thereunder. As of March 31, 2021, we also had $2.4 million outstanding under our convertible term loan. Monthly principal and interest payments are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.

For more information about our debt, see Note 8. Long Term Debt, to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Cash, cash equivalents, and restricted cash

The following table presents a summary of our consolidated cash, cash equivalents, and restricted cash from operating, investing and financing activities for the periods indicated.

	Nine Months Ended
	March 31,
(In thousands)	2021	2020
Net cash provided by (used in) operating activities	$(17,028)	$20,021
Net cash used in investing activities	(16,083)	(7,790)
Net cash provided by financing activities	122,309	22,703
Net change in cash	89,198	34,934
Cash at beginning of period	114,565	61,196
Cash at end of period	$203,763	$96,130

Operating activities

For the nine months ended March 31, 2021, net cash used in operating activities was $(17.0) million, a decrease of $37.0 million compared to net cash provided by operating activities of $20.0 million for the nine months ended March 31, 2020. The principal contributors to the year-over-year change in operating cash flows were as follows:

●	net loss of $(50.5) million for the nine months ended March 31, 2021 as compared to $14.2 million for the nine months ended March 31, 2020 decreased primarily due to expenses related to the Apax Transaction, the IPO, and the $20.0 million payment made under the acquisition agreement of the New Courtland LIFE Program that resulted in a non-reoccurring Corporate, general and administrative expense totaling $55.3 million;

●	deferred income taxes for the nine months ended March 31, 2021 of $(3.5) million as compared to $0.3 million for the nine months ended March 31, 2020 changed primarily due to disallowed officers’ compensation under IRC Section 162(m); and
●	increase in amounts due to Medicare and Medicaid of $12.7 million for the nine months ended March 31, 2021 compared to ($5.2) million for the nine months ended March 31, 2020 due to HCPF reconciliation and settlement process.

Investing activities

For the nine months ended March 31, 2021, net cash used in investing activities was $16.1 million, an increase of $8.3 million compared to net cash used in investing activities of $7.8 million for the nine months ended March 31, 2020 due primarily to growth-related capital expenditures.

Financing activities

Cash provided by financing activities for the nine months ended March 31, 2021 was $122.3 million primarily due to IPO net proceeds of $373.6 million, partially offset by net payments on long-term debt of $137.6 million in debt payments, treasury stock purchases of $77.6 million, and stock option cancellation payments of $32.4 million.

Cash provided by financing activities for the nine months ended March 31, 2020 was $22.7 million primarily due to net borrowings on long-term debt for $23.6 million.

Contractual obligations and commitments

Other than the Long-term debt obligations noted below, there have been no material changes outside of the normal course of business as disclosed in the IPO Prospectus:

	Payments due by period
		Less than	1-3	3-5	More than
(In thousands)	Total	1 year	years	years	5 years
Long-term debt obligations(1)	$77,377	3,990	11,970	60,480	$937
(1)	Represents amounts related to the Credit Agreement and the convertible term loan.

Off balance sheet arrangements

We did not have any off balance sheet arrangements as of March 31, 2021.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups (“JOBS”) Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, only being required to present two years of audited financial statements, plus unaudited condensed consolidated financial statements for applicable interim periods and the related discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, exemptions from the requirements of holding non-binding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

Critical accounting policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear, however, we believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For a description of our policies regarding our critical accounting policies, see “Critical Accounting Policies” in the IPO Prospectus. There have been no significant changes in our critical accounting estimate policies or methodologies to our condensed consolidated financial statements.

Recent accounting pronouncements

See Note 2 “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in our condensed consolidated financial statements included elsewhere in this report for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest rate risk

As of March 31, 2021, we had total outstanding debt of $75.0 million in principal amount under the Term Loan Facility, $2.4 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility. As of June 30, 2020, we had total outstanding debt of $190.0 million in principal amount under the prior Term Loan Facility, $25.0 million under the prior Revolving Credit Facility and $2.4 million under the Convertible Term Loan. Borrowings under the 2016 Credit Agreement bore interest at a floating rate per annum, equal to an applicable margin, plus, at our option, an alternative base rate or Eurodollar rate.

Under the 2016 Credit Agreement, the applicable margin for borrowings was (a) with respect to term loan borrowings, 5.5% for alternate base rate borrowings and 6.5% for Eurodollar borrowings and (b) with respect to revolving loans, 3.5% for alternate base rate borrowings and 4.5% for Eurodollar borrowings. Under the 2021 Credit Agreement, the applicable margin for borrowings is (a) with respect to term loan and revolving loan borrowings, 0.75% for alternate base rate borrowings and 1.75% for Eurodollar borrowings.

Additionally, we are required to pay the following fees pursuant to the terms of the 2021 Credit Agreement:

(a) a commitment fee on the average daily unused portion of the revolving credit commitments of 0.25% effective March 8, 2021 and 0.5% per annum prior to that date;

(b) a customary administrative agent fee to the first lien administrative agent;

(c) a participation fee on the daily amount of letter of credit exposure of each letter of credit issued by each issuing bank at a rate equal to 5.0% with respect to the term loan borrowings after the 2021 Credit Agreement; and

(d) a fronting fee which shall accrue at 0.125% on the actual daily amounts of the exposure determined in the prior subsection (c).

We had cash and cash equivalents of $201.5 million and $112.9 million as of March 31, 2021 and June 30, 2020, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.

Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

Inflation risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2021.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1.A Risk Factors

Other than the updates to the risk factor set forth below, there have been no material changes to the risk factors disclosed in the “Risk factors” section of the IPO Prospectus.

Risks related to our business

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the ongoing outbreak of COVID-19, could adversely affect our business.

The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. Additionally, any future pandemic, epidemic or outbreak of an infectious disease may adversely affect our business if one of the geographies we serve is affected by the outbreak, particularly at the onset of any such outbreak before response protocols have been developed. Specifically, if our participants fall ill due to an outbreak, we may experience a high level of unexpected deaths, increased costs, and other effects, including a loss of revenue, negative publicity, litigation and inquiries from government regulators.

Adverse market conditions resulting from the spread of the virus that causes COVID-19 could materially and adversely affect our business and the value of our common stock. Numerous state and local jurisdictions, including some markets where we operate, continue to impose, and others in the future may impose, travel bans and restrictions, “shelter-in-place” orders or shutdowns, quarantines, curfews, executive orders and similar government orders and restrictions for their residents to control the spread of the virus that causes COVID-19. Such orders or restrictions have resulted in largely remote operations at our headquarters and centers, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events and have restricted the ability of our front-line outreach teams to host and attend community events, among other effects, thereby significantly impacting our operations. In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our participants.

The COVID-19 pandemic has significantly and temporarily increased demand for our telehealth and in-home offerings. The telehealth market is relatively new, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Although our pivot to telehealth services has been a useful tool for providing remote care during the COVID-19 pandemic, the COVID-19 pandemic has limited our ability to provide in-person care. If our participants do not perceive the benefits of telehealth services, or if our services are not competitive, it could have a material adverse effect on our business, financial condition or results of operations. Similarly, individual and healthcare industry concerns or negative publicity regarding participant confidentiality and privacy in the context of telehealth could limit market acceptance of such healthcare services. In addition, some of our participants may lack access to telehealth devices, such as cell phones and/or computers, or may be unable to use the telehealth technology on their own. Because some of our participants may not be comfortable with a team member coming to their home to deliver face-to-face care or entering with a device to assist with using our telehealth services, participants may be reluctant to seek necessary care given their inability to use telehealth services, coupled with preference to stay at home due to the risks of the COVID-19 pandemic. This could have the effect of deferring healthcare costs that we will need to incur at later periods and may also affect the health of participants who defer treatment, which may cause our costs to increase in the future. Further, as a result of the COVID-19 pandemic, we may experience slowed growth or a decline in new participants.

Due to the COVID-19 pandemic, we may not be able to document the health conditions of our participants as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual participant. Participants with higher RAF scores necessitate larger capitated payments, and those with lower RAF scores necessitate smaller capitated payments. Medicare requires that a participant’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a participant, but CMS is now allowing documentation of conditions identified during qualifying telehealth visits with participants. However, given the disruption caused by the COVID-19 pandemic and the limitations relating to assessing the health needs of our participants through telehealth services described above, it is unclear whether we will be able to document the health conditions of our participants as comprehensively as we have historically, which may adversely impact our revenue in future periods.

The COVID-19 pandemic temporarily forced our centers to close or to perform operations remotely reducing our frequent in-person contact with participants and exacerbated difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that requires training. The general lack of in-person interaction and the reduction in healthcare personnel, and specifically, trained personnel, has impacted and may continue to impact our ability to adhere to the complex government laws and regulations that apply to our business. PACE regulators require that new participants be assessed within a period of 30 days from enrollment to our programs and for us to provide them a personalized care plan. Recently, we became aware that certain of our centers failed to timely complete a portion of these new participant assessments and care plans.  We are working diligently to remedy this issue. Failure to conduct assessments or produce care plans within the required period of time may subject us to suspension of new enrollment or restrict enrollment at the affected centers and other centers in the affected state. These or future violations of these requirements or other government laws or regulations could result in significant consequences that may have a material adverse effect on our business, results of operations, financial condition and cash flows.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides for $100.0 billion in funding for healthcare providers, including hospitals on the front lines of the COVID-19 pandemic, and subsequent COVID-19 economic relief legislation authorized additional funding to be distributed to healthcare providers. The state of Pennsylvania enacted Act 24 of 2020 (“Act 24”), which allocates $10.0 million in federal CARES Act funding to Managed Long Term Care Organizations to cover COVID-19 related costs. Our Pennsylvania centers were granted $1.0 million of funding from Act 24. As of June 30, 2020, we recognized $0.7 million of such funds and for the six months ended December 31, 2020, we recognized the remaining funds of $0.3 million. As a result of receiving this funding, we may be subject to audits and oversight by the federal government and Pennsylvania regulators, and there is no guarantee that the funds we received could not be subject to recoupment. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using funds received to reimburse expenses or losses that other sources are obligated to reimburse, as well as certain audit and reporting requirements.

As of June 30, 2020, we incurred $3.5 million of COVID-19 related costs, and for the six months ended December 31, 2020, we incurred an additional $2.4 million of COVID-19 related costs. We expect our COVID-19 related expenses to continue to increase, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic, including responses to state budget shortfalls; the impact on our participants and enrollment; the availability, effectiveness and receipt of vaccines by our participants and our employees; the impact on participant, industry or employee events; and the effect on our supply chains, all of which are uncertain and cannot be predicted. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of amplifying many of the other risks described in the “Risk Factors” section of our IPO Prospectus, including but not limited to those relating to our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2021.

Use of Proceeds

On March 8, 2021, we completed the IPO of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-252853), which was declared effective on March 3, 2021. The Company sold 18,995,901 shares of common stock, including the partial exercise of the underwriters’ option to purchase additional shares of common stock at the IPO price of $21.00 per share. The managing underwriters of the IPO were J.P. Morgan Securities LLC, Barclays Capital Inc., Goldman Sachs & Co. LLC and Citigroup Global Markets Inc.

In aggregate, the shares issued in the IPO generated $373.6 million in net proceeds, which amount is net of $23.9 million in underwriters’ discounts and commissions and offering costs of $1.4 million. No offering expenses were paid directly or indirectly to any of our officers or directors (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

During the three months ended March 31, 2021, we used the net proceeds of the IPO, together with proceeds from our 2021 Credit Agreement, to repay all borrowings outstanding under the 2016 Credit Agreement and to fund the related prepayment fees and expenses and to satisfy an earn-out arrangement in connection with the acquisition of New Courtland. There was no material change in the expected use of the net proceeds from the IPO as described in the IPO Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

EXHIBIT INDEX

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation of InnovAge Holding Corp., filed March 3, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021).

3.2

Amended and Restated Bylaws of InnovAge Holding Corp., effective March 3, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021).

4.1

Registration Rights Agreement, dated as of March 8, 2021, by among the Company and the other signatory party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021).

10.1

Director Nomination Agreement, dated as of March 8, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021).

10.2

InnovAge Holding Corp 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to InnovAge Holding Corp.’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 5, 2021).

10.3

Credit Agreement, dated as of March 8, 2021, by and among Total Community Options, Inc., the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

10.4§	Amended and Restated Amendment to InnovAge Holding Corp. Stock Purchase Agreement, effective as of February 9, 2021, by and between InnovAge Holding Corp. and Adventist health System/West

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

§	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 11, 2021

INNOVAGE HOLDING CORP.

By:	/s/ Barbara Gutierrez
Name:	Barbara Gutierrez
Title:	Chief Financial Officer