Form 10-K
period 2021-06-30
InnovAge Holding Corp.
filed 2021-09-23
CIK 1834376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Securities registered pursuant to Section 12(g) of the Securities Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

As of September 20, 2021, there were 135,516,513 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

1

Cautionary Note About Forward-Looking Statements

Throughout this Annual Report on Form 10-K for the year ended June 30, 2021 (this “Annual Report”), we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties (many of which may be amplified on account of the novel coronavirus disease (“COVID-19”) pandemic) that may cause actual results to differ materially from those that we expected, including:

●	the risk that the cost of providing services will exceed our compensation under PACE;
●	the dependence of our revenues and operations upon a limited number of government payors;
●	the effects of rules governing the Medicare, Medicaid or PACE programs;
●	the risk that our submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants;
●	the impact on our business of non-renewal or termination of capitation agreements with government payors;
●	the impact of state and federal efforts to reduce healthcare spending;
●	the effects of a pandemic, epidemic or outbreak of an infectious disease, including the ongoing outbreak of COVID-19;
●	the effect of our relatively limited operating history as a for-profit company on investors’ ability to evaluate our current business and future prospects;
●	the viability of our growth strategy and our ability to realize expected results;
●	our ability to attract new participants and grow our revenue;
●	reduction in budget appropriations or any other adverse developments in the state of Colorado;
●	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and participant satisfaction and adequately address competitive challenges;
●	our ability to compete in the healthcare industry;
●	the concentration of our presence in Colorado, California, New Mexico, Pennsylvania and Virginia;
●	the impact on our business of an economic downturn;
●	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
●	the potential adverse impact of inspection, reviews, audits, investigations, legal proceedings, enforcement actions and litigation;
●	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
●	our ability to accurately estimate incurred but not reported medical expense or the risk scores of our participants;
●	risks associated with our use of “open-source” software;
●	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
●	the impact of failures by our suppliers, material price increases on supplies or limitations on our ability to access new technology or medical products;
●	our ability to maintain our corporate culture;

2

●	the impact of competition for physicians and other clinical personnel and related increases in our labor costs;
●	the impact of negative publicity regarding the managed healthcare industry;
●	the impact of pandemics, such as the COVID-19 pandemic, weather and other factors beyond our control;
●	our ability to maintain and enhance our reputation and brand recognition;
●	our ability to maintain profitability in an environment of increasing expenses;
●	the impact on our business of disruptions in our disaster recovery systems or business continuity planning;
●	changes in accounting principles and guidance, resulting in unfavorable accounting charges or effects;
●	our dependence on our senior management team and other key employees;
●	our ability to attract, retain and contract with highly qualified personnel; and
●	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

3

PART I

Item 1. BUSINESS

Who We Are

InnovAge is the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, dual-eligible seniors. Our programs directly address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. Our participant-centered care delivery approach meaningfully improves the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Our participant-centered approach is led by our Interdisciplinary Care Teams (“IDTs”), who design, manage and coordinate each participant’s personalized care plan. We directly manage and are responsible for all healthcare needs and associated costs for our participants. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (i) the shift toward value-based care, in which coordinated, outcomes-driven, high-quality care is delivered while reducing unnecessary spend, (ii) eliminating excessive administrative costs by contracting directly with the government, (iii) focusing on the patient experience and (iv) addressing social determinants of health.

InnovAge Holding Corp. (formerly, TCO Group Holdings, Inc.) and certain wholly owned subsidiaries were formed as for-profit corporations effective May 13, 2016, for the purpose of purchasing all the outstanding common stock of Total Community Options, Inc. d/b/a InnovAge, which was formed in May 2007. In connection with this purchase, Total Community Options, Inc. and certain of its subsidiaries converted from not-for-profit organizations to for-profit corporations, and Total Community Options Foundation, Inc. (“Foundation”) and Johnson Adult Day Program, Inc. (“Johnson”), both not-for-profit organizations, separated from Total Community Options, Inc. In connection with our initial public offering (“IPO”), which occurred in March 2021, we changed the name of our company from TCO Group Holdings, Inc. to InnovAge Holding Corp. (“InnovAge”). In the following text, the terms “we”, “our”, “our company” and “us” may refer, as the context requires, to InnovAge or collectively to InnovAge and its subsidiaries.

InnovAge, which is headquartered in Denver, Colorado, aims to allow seniors in need of care and support to live life on their terms by aging in place, in their own homes and communities, for as long as safely possible. Through our Program of All-Inclusive Care for the Elderly (“PACE”), we manage, and in many cases directly provide, a broad range of medical and ancillary services for seniors, including in-home care services (skilled, unskilled and personal care); in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the PACE center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.

PACE

As of June 30, 2021, the Company served approximately 6,850 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operated 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

PACE is a fully-capitated managed care program, which serves the frail elderly, and predominantly dual-eligible, population in a community-based service model. We define dual-eligible seniors as individuals who are 55+ and qualify for benefits under both Medicare and Medicaid. InnovAge provides all needed healthcare services through an all-inclusive, coordinated model of care, and the Company is at risk for 100% of healthcare costs incurred with respect to the care of its participants. PACE programs receive capitation payments directly from Medicare Parts C and D, Medicaid, Veterans Administration (“VA”), and private pay sources. Additionally, under the Medicare Prescription Drug Plan, the Centers for Medicare and Medicaid Services (“CMS”) share part of the risk for providing prescription medication to the Company’s participants. We deliver our participant-centered care through the InnovAge Platform, which we have designed to bring high-touch, comprehensive, value-based care.

We believe the traditional fee-for-service reimbursement model in healthcare does not adequately incentivize providers to efficiently manage this complex population. Dual-eligible seniors must navigate a disjointed, separately administered set of Medicare and Medicaid benefits, which often results in uncoordinated care delivered in silos. Our vertically integrated care model and full-risk contracts incentivize us to coordinate and proactively manage all aspects of a participant’s health. Costs under the PACE program are estimated to be 13% lower on average than for a comparable dual-eligible population aged 65 and older under Medicaid, based on an analysis of available data by the National PACE Association in November 2020, and our costs are estimated to be approximately 8% lower on a weighted average basis than costs for comparable fee-for-service Medicare beneficiaries, based on our analysis of the most recent Dartmouth Atlas data from 2017. Importantly, we believe we deliver significantly better health outcomes. Our care model reduces unnecessary or avoidable medical spend. Based on an analysis performed using most recently available data from 2018, we estimate that across our mature markets, our participants on average have 16% fewer hospital admissions and 73% fewer low- to medium-severity emergency room visits relative to a comparable Medicare fee-for-service population with similar risk scores for which data is available. In addition, as of June 30, 2021, our participants had a 28% lower 30-day hospital readmission rate compared to a frail, dual-eligible or disabled waiver population. In addition to reducing spend, we also focus on ensuring our participants are satisfied and receive high-quality care. Our participant satisfaction, based on a survey of a random sample of participants and administered by an independent third party as of January 1, 2021, is 86%. Based on our analysis as of June 30, 2021, our participants live, on average, 1.4 years longer than comparable populations who choose nursing home care, based on a U.S. Department of Health and Human Services (“HHS”) report dated June 27, 2017.

We believe our strong value proposition to each constituency translates into a superior economic model. We directly contract with Medicare and Medicaid on a per member, per month (“PMPM”) basis, which creates recurring revenue streams and provides significant visibility into our revenue growth trajectory. We receive 100% of the pooled capitated payment to directly provide or manage the healthcare needs of our participants. By proactively providing high-quality care and addressing risks related to social determinants of health, we have demonstrated our ability to reduce avoidable utilization of high-cost care settings, such as hospitals and nursing homes. As a result, we create a surplus that can be used to invest in refining our care model and providing even greater social supports for our participants. These investments further improve participants’ experiences and health outcomes, which we believe will result in more savings that will drive our profitable growth. The virtuous cycle we have created enables us to consistently deliver high-quality care, achieve high participant satisfaction and retention, and attract new participants. We believe that continuing to drive medical cost savings over a growing participant census will deliver an even greater surplus to our organization, enabling us to invest in more participant programs, evolve our care model, enhance our technology and fund new centers.

Industry Challenges

Unsustainable and rising healthcare costs. According to data from the Office of the Actuary of CMS, healthcare spending in the United States has grown at approximately 5% per year from 2014 to 2019, and in 2019 represented $3.8 trillion of annual spend, or 17.7% of U.S. GDP. The overall growth rate of healthcare spending is expected to accelerate due to the aging population. Furthermore, the government’s share of total healthcare spend through programs such as Medicare and Medicaid is expected to grow from approximately 37% in 2019 to more than 40% as early as 2024, indicating faster growth in government-sponsored healthcare than the overall market.

Government healthcare spend is disproportionally concentrated in the dual-eligible population, who typically suffer from multiple chronic conditions and require long-term services and supports. Medicare and Medicaid spend on average three times more per capita on a dual-eligible senior than a Medicare-only senior. Improved care management of dual-eligible seniors is critical to reducing the rapid growth in government healthcare spending in the United States.

Highly fragmented, uncoordinated healthcare system. The U.S. healthcare system is complex and highly fragmented, resulting in piecemeal care delivery across different providers who each lack a complete picture of the patient. Furthermore, this dynamic often makes the healthcare system difficult for patients to navigate. Primary, acute, behavioral and long-term care providers need to work together to effectively manage a patient’s care, yet, today, they work in silos. This lack of care coordination can result in missed or inaccurate diagnoses, gaps in care, unnecessary spend and ultimately sub-optimal patient outcomes.

High-cost, dual-eligible seniors are at high risk of falling through the cracks of the U.S. healthcare system. Few government-sponsored programs other than PACE bring together the Medicare and Medicaid benefit for these individuals, creating further barriers to delivering coordinated care. Dual-eligible beneficiaries are among the most medically complex, high-frequency users of healthcare services. Based on InnovAge data as of June 30, 2021, the typical InnovAge participant had, on average, eight chronic conditions and, based on our most recently available data from a 2018 health outcomes survey, required, on average, assistance with three or more activities of daily living (“ADLs”). A lack of coordination across providers can have severe consequences given the high occurrence of chronic illnesses and other underlying health issues in this population.

Prevalence of wasteful spending and sub-optimal outcomes. A 2019 study, published in the Journal of the American Medical Association, estimated that approximately 25% of all annual healthcare spending is for unnecessary services, excessive administrative costs, fraud and other inefficiencies creating waste. At spending levels evaluated during the time of the study, this represented approximately $760 billion to $935 billion of wasteful spending.

Proper management of chronic conditions and targeted interventions to mitigate challenges presented by social determinants of health can significantly reduce the incidence of acute episodes, which are the main driver of emergency room visits and hospitalization among the dual-eligible senior population. Healthcare spending on nursing care facilities and continuing care retirement communities was expected to reach approximately $191.8 billion in 2021, based on the latest projections made by the Office of the Actuary of CMS. Similar to spend on hospitals and other high-acuity care settings, we believe many of these dollars can ultimately be saved by providing proactive treatment and investing in proper medical and social supports to enable frail seniors to live in their homes and communities.

Despite high levels of spending, the U.S. healthcare system struggles to produce better health outcomes and delivers low levels of patient and provider satisfaction.

Payment structures are evolving to address healthcare issues. Policymakers and healthcare experts generally acknowledge that the fee-for-service model is not designed to deliver on the “triple aim” of providing low-cost, high-quality care while improving the patient experience. Historically, healthcare delivery was oriented around reactive care for acute events, which resulted in the development of a fee-for-service payment model. By linking payments to the volume of encounters and pricing for higher complexity interventions, the fee-for-service model does not incentivize providers to practice preventative medicine or manage patients in lower cost settings. Rather, many policymakers and healthcare experts believe it unintentionally creates the opposite result—acute, episodic care delivered in high-cost settings that unnecessarily drive up the total cost of healthcare.

High-cost, dual-eligible seniors require proactive, coordinated care plans to address their medical acuity, need for long term support and risks related to social determinants of health. Without personalized, patient-centered care that removes barriers to treatment, high-cost, dual-eligible seniors would continue to over-utilize healthcare in higher-cost settings, such as emergency rooms and nursing homes.

Government payors have responded by incentivizing a transition to value-based reimbursement models for dual-eligible seniors. A recent example of this has been the growth of the PACE program.

PACE is a government-sponsored, provider-led managed care program focused on enabling frail, dual-eligible seniors who qualify to live in a nursing home to age independently in their homes. PACE providers receive a monthly risk-adjusted payment for each participant (PMPM) directly from Medicare and Medicaid to oversee the totality of medical care an enrolled participant needs. Fully capitated models, such as PACE, incentivize organizations to better manage chronic conditions to avoid high-cost acute episodes and to invest in services that fall outside the scope of a fee-for-service model. These services, such as care coordination and ancillary support to remove barriers created by social determinants of health, can have a significant impact on a participant’s overall health.

InnovAge participants are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we provide care for a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.45 based on InnovAge data as of June 30, 2021, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2019, and (ii) we have Medicaid spend in addition to Medicare. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care.

The successful clinical approaches of PACE helped inform certain aspects of the Center for Medicare and Medicaid Innovation’s recently announced Direct Contracting Program set to begin in 2021. The Direct Contracting Program aims to create value-based payment arrangements directly with provider groups for their current Medicare fee-for-service patients. By transitioning from fee-for-service arrangements to value-based payments, CMS expects healthcare providers will be financially incentivized to simultaneously improve quality while lowering the cost of care and focusing on patient experience, as is done in PACE today.

Legacy healthcare delivery infrastructure has been slow to transition from fee-for-service to value-based care models. In order for the shift to value-based payment models to drive meaningful results, we believe there must be a corresponding shift in care delivery models. While there has been significant investment by providers, payors and technology companies in developing solutions to enable higher-quality and lower-cost care, the healthcare industry is still heavily reliant on fee-for-service reimbursement models.

The novel coronavirus disease (“COVID-19”) pandemic has amplified several flaws in the current legacy healthcare delivery system. Traditional healthcare providers have faced dwindling fee-for-service visits in light of stay-at-home orders, government restrictions and general patient fear of medical settings. This has not only reduced revenues for traditional providers, but has strained their ability to provide necessary care for their patients. Patients with chronic conditions in the fee-for-service system have found themselves unable to access care because the broader healthcare system could not rapidly shift services from institutions to home-based environments. Patients in long-term care facilities, such as nursing homes, have also seen a disproportionately high infection rate as a result of the pandemic. The highly contagious nature of the virus that causes COVID-19 combined with the higher mortality rate in frail seniors created devastating conditions that led to many avoidable deaths. As of June 1, 2021, 4% of all U.S. COVID‑19 cases could be linked to long-term care facilities, according to The New York Times, but those cases translated into 31% of all U.S. COVID-19‑related deaths.

Providers that operate comprehensive value-based models, like us, were better positioned to quickly pivot their care delivery approach to safely treat patients in virtual and home-based settings without losing any revenue. We believe the COVID-19 pandemic has further highlighted the need for integrated, multimodal value-based care delivery models.

Our Market Opportunity

We are one of the largest healthcare platforms focused on frail, dual-eligible seniors, and we serve participants primarily through PACE. We have built the largest PACE-focused operation in the country based on number of participants; we are twice the size of our closest PACE-focused competitor, more than 30 times larger than the typical PACE operator and the only for-profit PACE operator with a footprint in three or more states. Given our scale and track record of success across geographies, we believe we are well-positioned to capitalize on a significant market opportunity to provide care to frail, high-cost, dual-eligible seniors.

According to CMS, healthcare spending in the U.S. was greater than $3.6 trillion in 2018, and Medicare and Medicaid combined accounted for greater than $1.3 trillion spent on the care of approximately 125 million individuals. In 2018, there were approximately 12 million individuals simultaneously enrolled in Medicare and Medicaid that we estimate accounted for approximately $464 billion, representing 34% of combined Medicare and Medicaid spend. Our care model targets the most complex, frail subset of the dual-eligible senior population. We estimate our target population at approximately 2.2 million in 2021 based on data from the U.S. Census Bureau from 2018, representing seniors who we believe are dually eligible for Medicare and Medicaid and meet the nursing home eligibility criteria for PACE. We prioritize high-density urban and suburban areas, where there are sizable numbers of frail dual-eligible seniors who would benefit most from our program. We leverage the InnovAge Platform to provide comprehensive, coordinated healthcare to enable our frail, nursing home-eligible seniors to live independently in their homes and communities. We believe people want to stay in their home for as long as possible, and the InnovAge Platform empowers seniors to age independently in their own homes, on their own terms, for as long as possible.

Based on historical results for the year ended June 30, 2021 and our experience and industry knowledge, we estimate an average annual revenue opportunity of $95,000 per participant ($7,900 PMPM) and a total addressable market opportunity of $210 billion, based on our estimated market of approximately 2.2 million PACE eligible in the United States in 2021, as described above. Of these estimated PACE eligible participants, only approximately 57,000 are enrolled in a PACE program, based on an August 2021 report from the National PACE Association, and over the next seven years, the National PACE Association is targeting a PACE enrollment increase at a CAGR of approximately 17%. As a result, we believe we have a substantial runway for growth by bringing our comprehensive value-based model of care to more frail, dual-eligible seniors across the country.

The InnovAge Platform

Our participant-centered approach is tailored to address the complex medical and social needs of our frail dual-eligible senior population. We leverage the InnovAge Platform to deliver comprehensive, highly coordinated healthcare to our participants. The InnovAge Platform consists of (1) our interdisciplinary care teams and (2) our community-based care delivery model. The key attributes of the InnovAge Platform include:

Our participant focus. Our model is focused on caring for frail, high-cost, dual-eligible seniors. Our target participant population is the frail, nursing home-eligible subset of dual-eligible seniors to whom we refer as “high-cost, dual-eligibles” given their high healthcare acuity and the associated high level of spend. Our participants are among the most frail and medically complex individuals in the U.S. healthcare system. Based on InnovAge data as of June 30, 2021, the typical InnovAge participant had, on average, eight chronic conditions and, based on our most recently available data from a 2018 health outcomes survey, required, on average, assistance with three or more ADLs. As a result, the average InnovAge participant has a Medicare RAF of 2.45 based on InnovAge data as of June 30, 2021, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2019. A higher RAF score indicates poorer health and higher predicted health care costs. Our platform enables participants to exercise their preference to age independently in their homes and stay active in their communities for as long as safely possible. All of our participants are certified as nursing home-eligible, but, as a result of the InnovAge PACE care delivery model, as of June 2021, over 90% of our participants are able to live safely in their homes and communities.

Our interdisciplinary care teams. The IDT structure is core to our clinical model. Our IDTs oversee all aspects of each participant’s unique care plan and function as the core group of care providers to our participants. Our IDT structure is designed to enhance access to care for our participants and eliminate information silos and gaps in care that frequently occur in a fee-for-service model. We are responsible for all of our participants’ medical care, and we direct care delivery across multiple settings. We deliver individualized care for each participant that addresses both his or her specific medical conditions and social determinants of health. We deliver or manage primary and specialist care, in-home care, hospital visits, nutrition, transportation to our care centers and to other medical appointments, pharmacy and behavioral health. We leverage a technology suite, which we believe is powered by industry-leading clinical and operational information technology solutions to collect and analyze data, streamline IDT workflows and empower our teams with timely participant insights that improve outcomes.

Each IDT convenes, at a minimum, experts across at least 11 disciplines to collectively manage the complex care needs of each participant. IDTs are typically comprised of a primary care provider, registered nurse, master’s level social worker, physical therapist, occupational therapist, recreational therapist or activity coordinator, dietician, center manager, home care coordinator, personal care attendant and driver. The IDTs meet multiple times per week to discuss each participant’s care plan and closely monitor key clinical metrics to ensure each participant receives optimal treatment based on his or her current conditions.

Our community-based care delivery model. Our high-touch model delivers care across a continuum of community-based settings. Our multimodal approach leverages (1) the care center, (2) the home and (3) virtual care capabilities to deliver comprehensive care to our participants. Our capitated payment model gives us the flexibility to invest in care coordination, transportation and other services to mitigate challenges presented by participants’ social determinants of health, regardless of what is traditionally covered by insurance. As a result, our capabilities are not limited to what we are able to offer inside of our centers.

Our community-based care centers. Our purpose-built community-based care centers are designed for the specific needs of our target population and serve as a medical and social hub for our participants. Our participants often spend the full day in these centers receiving medical treatment, meals and physical therapy and socializing with peers. Our care centers are larger than those of most other comparable care organizations and include dedicated spaces for medical care, physical therapy, behavioral health and dentistry, in addition to day-rooms and dining spaces for socialization among our participants. We incorporate population-specific design elements, such as grab bars and rounded hallways, to accommodate the frailty and the prevalence of dementia among our participant population. The size and design of our centers enable us to deliver a significant portion of our participants’ care in one location, simplifying the healthcare experience for participants and their families.

Our in-home care capabilities. Our in-home care capabilities enable our participants to live safely in their homes and avoid nursing homes to the extent safely possible. We directly deliver or manage all skilled and unskilled care a participant may require to live independently at home. Additionally, we have dedicated strategic partnerships with “hospital-at-home” providers to deliver acute care in-home when appropriate. In addition, we manage transportation not only to our centers but also to all third-party medical appointments. Our capitated payment model gives us the flexibility to invest in home modifications, such as ramps, grab bars and shower chairs, to reduce falls and make the home safer for our seniors. We believe our presence in our participants’ homes gives us real-time insight into our participants’ health and enables us to positively influence many environmentally-driven social determinants of health.

Our virtual care capabilities. Our virtual care capabilities give us the flexibility to deliver medical care and social services virtually when appropriate. Our physicians are equipped with several telehealth platforms to provide virtual care and utilize the option best suited for each individual participant’s preferences and needs. Our aim is to make virtual care access simple and convenient for our participants. In situations where a participant is unable to use telehealth technology on their own, we dispatch a team member to their home to assist.

During the COVID-19 pandemic, we developed our telehealth capabilities, with almost half of our provider visits and almost one quarter of IDT visits provided to our participants remotely during the year ended June 30, 2021. The COVID-19 pandemic has highlighted the strength and adaptability of the InnovAge Platform and our community-based care delivery model. Though the COVID-19 pandemic has altered the mix of settings where we deliver care, our multimodal approach ensures our participants continue to receive the care they need.

Addressing social determinants of health. We believe a key element of the success of our care delivery model is the provision of services that mitigate challenges presented by participants’ social determinants of health. We designed our care delivery model to address the following areas:

●	Economic stability
●	Transportation
●	Physical environment
●	Community and social context
●	Food and nutrition
●	Health literacy
●	Fitness

Our technology suite. Our technology suite supports our ability to deliver consistent, high-quality care to our participants at scale. Our fully capitated care model is operationally complex; it requires coordination among dozens of different providers per participant, real-time integration of clinical data from disparate sources and predictive analytics to enable effective interventions. We license a suite of third-party clinical technologies that we use to create a comprehensive view of our participants’ health, empowering our IDTs to make optimal care decisions. We leverage what we believe to be industry-leading reporting and predictive analytics solutions to collect and analyze data, stratify our population and uncover actionable participant insights.

Our Track Record of Profitable Growth

We have a record of driving profitable growth and achieving compelling unit economics. For the fiscal years ended June 30, 2021 and 2020, our consolidated Center-level Contribution Margin, expressed as a percentage of revenue, was 27.3% and 24.9%, respectively, and all of our centers had a positive Center-level Contribution Margin. Our de novo centers opened in the last seven years have generated positive Center-level Contribution Margins in fewer than 12 months of operation.

We have demonstrated an ability to scale successfully, expanding our model to a network of 18 centers in five states, which provided care for approximately 6,850 participants during the year ended June 30, 2021. As of June 30 2021, our eligible participant penetration rate was, on average, 13% across our existing markets, and as the only designated PACE provider in most of the MSAs that we serve, we believe there is significant runway for further growth.

We believe our track record of successfully operating across different markets gives us an advantage when opening centers in existing and new geographies. We aim to grow the InnovAge Platform by substantially increasing the number of centers we operate in new and existing markets to positively impact the lives of more frail, dual-eligible seniors and drive long-term value for our key stakeholders: participants and their families, government payors and providers.

Our Value Proposition

We believe that the InnovAge Platform has enabled us to create a healthcare model where all constituencies involved, including participants, their families, providers and government payors, have the ability to “Win.” Therefore, we “Win” through a virtuous cycle that promotes growth and drives our financial results.

Our participants “Win” by enjoying a better participant experience, improved health outcomes and remaining in their homes and communities for longer. We leverage our differentiated care delivery model to improve the health of our participants and help them avoid unnecessary hospitalizations and nursing home care. We enable our participants to remain in their homes and age independently. As a result, as of June 2021, over 90% of our participants live in their preferred setting: their home or community. Our care model also delivers superior clinical outcomes: our participants have fewer hospital admissions, fewer low- to medium-severity emergency room visits and lower 30-day hospital readmission rates. Based on our analysis as of June 30, 2021, our participants live, on average, 1.4 years longer than comparable populations who choose nursing home care, based on a report by HHS dated June 27, 2017. Our care model is not “one size fits all,” it is customized to the unique needs of each participant. This approach leads to high levels of participant satisfaction with our program.

Families “Win” as we reduce their caregiving burden and provide “peace of mind”. We significantly reduce the caregiving burden on the families of our participants. Our model handles all transportation to and from medical appointments and center visits, helps participants with ADLs, and creates social outlets for participants to reduce isolation. Most importantly, we believe we offer “peace of mind” to our participants’ families who know their loved one’s complex needs are cared for. “Friends and family” of participants remain one of our largest referral sources for recruiting new participants.

Our providers “Win” as they are able to focus on improving the lives of their participants. We enable our providers to focus on taking care of participants by providing them with meaningful clinical and administrative support. We remove the pressure of trying to optimize visit volume by rewarding quality, not quantity, of care. We estimate that our providers (1) have a smaller number of participants to care for and spend more time with each participant than providers in similar care organizations, and (2) benefit from the support of a multidisciplinary team.

Government payors “Win” through fiscal certainty and lower costs. We provide fiscal certainty through our capitated payment arrangements and reduce the cost of both medical and long-term support and services for high-cost, dual-eligible seniors. Costs under the PACE program are estimated to be 13% lower on average than for a comparable dual-eligible population aged 65 and older under Medicaid, based on an analysis of available data by the National PACE Association in November 2020, and our costs are estimated to be approximately 8% lower on a weighted average basis than costs for comparable fee-for-service Medicare beneficiaries, based on our analysis of the most recent Dartmouth Atlas data from 2017.

Our Competitive Advantages

We are the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, dual-eligible seniors. Our size and scale confer significant competitive advantages that further differentiate us in the marketplace.

Visionary leadership team with mission-focused culture. The members of our world-class senior leadership team, led by our President and Chief Executive Officer, Maureen Hewitt, have considerable years of healthcare experience. Ms. Hewitt and the senior leadership team’s commitment have fostered a mission-focused, participant-centered culture that drives our leading performance in managing frail dual-eligible seniors. In 2016, Ms. Hewitt led the conversion of InnovAge from a not-for-profit entity to a for-profit entity, which allowed us to access the required capital to grow our footprint nationally and reach more participants. Since the for-profit conversion, the number of participants under our care grew 119% from the fiscal year ended June 30, 2016 to the fiscal year ended June 30, 2021. In the same period, our total revenues grew 173%, reflecting a 22% CAGR, and our revenue grew organically at a 15% CAGR, which excludes contribution from acquired centers.

Our robust operating platform. We have standardized and streamlined our operations across markets and have invested meaningfully in the corporate infrastructure needed to drive participant satisfaction, manage healthcare costs and improve clinical outcomes at scale. Because of our scale, we have been able to invest in dedicated, well-staffed teams for all of our corporate and market-level functions. As a result, our physicians can focus on providing care and are not as burdened with additional administrative demands. Our scale also enables us to make large, organization-wide investments in sales and marketing, technology and clinical infrastructure. We leverage established technology solutions to drive improvements in our operations. We have developed robust internal marketing and referral source development capabilities, including significant investments in digital marketing. Our regulatory expertise and de novo development engine differentiate us from other providers. Importantly, we have a robust compliance infrastructure and team. These platform advantages, coupled with our mission-focused culture, give us confidence in our ability to drive growth and bring our participant-centered care model to more frail, dual-eligible seniors.

Our ability to recruit and retain participants. Our ability to recruit and retain participants has resulted in 10% annual, organic census growth over the last four years. Despite our high levels of participant satisfaction, awareness of the PACE model among potential participants and their families has historically remained low. Based on August 2021 information from the National PACE Association and data from the U.S. Census Bureau from 2018, we estimate that approximately 3% of patients who are PACE-eligible are currently enrolled in a PACE program. We continually invest in targeted sales and marketing capabilities to improve awareness of our program among potential eligible participants. We take a multichannel approach to sales and marketing, relying on a mix of traditional provider referral sources in the community as well as leveraging targeted digital marketing. We have realigned our marketing strategy to focus more on digital channels during the COVID-19 pandemic and to reach those searching for senior care alternatives. We are proud of the fact that the friends and family of our participants remain one of our largest referral sources. We believe our average referral conversion rate of 39.1% across all referral sources, calculated using the last two quarters of our fiscal year, is a testament to the value and attractiveness of our model. We experience very low levels of voluntary disenrollment, averaging 5% annually over the last three fiscal years, suggesting participants are highly satisfied with their care.

Access to capital. Although most companies in the broader managed healthcare industry operate as for-profit entities, the vast majority of our direct competitors are not-for-profit entities, which we believe limits their ability to access capital. Federal restrictions on for-profit PACE providers existed until 2015. We believe we are one of only a few for-profit PACE providers in the country and are the largest PACE-focused operator by number of participants. We are an early adopter of the for-profit PACE structure in a market with limited precedents. As a result, we have devoted resources to engaging with our non-profit community partners, some of which are unaccustomed to working with for-profit organizations, to familiarize them with our business model.

As part of our growth-oriented mindset, we have strategically deployed our capital to achieve scale and make the PACE care delivery model accessible to more frail, dual-eligible seniors. We believe our ability to attract investors and access capital will accelerate our growth plans and provides flexibility to simultaneously invest in sales and marketing efforts, de novo centers and strategic acquisitions, all of which will further solidify our leadership position in a fragmented, growing market.

We have a first mover advantage in an industry with high barriers to entry. Our industry has high barriers to entry driven by regulatory complexity, operating model complexity and to the cost associated with opening new locations. Furthermore, state and federal governments typically restrict the number of providers who can operate in a designated market service area, often allowing only a single provider per metropolitan statistical area (“MSA”). We believe this dynamic creates significant first-mover advantages in new markets and ample runway for future growth. We have invested significant time and resources in partnering with state and federal governments to launch operations in new MSAs. We believe that each new program we build reinforces our competitive position.

We are built to scale nationally. We have proven our ability to execute our model in multiple geographies, as evidenced by the strength of our center-level performance across markets. In all of our markets, our de novo centers opened in the last seven years generated positive Center-level Contribution Margins in fewer than 12 months of operation. This consistent performance highlights the predictability of our model and gives us the conviction to continue investing in building centers, hiring top-tier talent and attracting participants in new markets in order to drive long-term value creation.

We are one of the few providers operating a globally capitated care model. We have a long track record of successfully managing medical risk, driven by the strength of our operational playbook as well as our risk pool. We believe that we have created a repeatable, data-driven playbook to expand our brand and operations across the United States, and we have made substantial investments to support each key component of our approach. The fundamental aspects of our expansion playbook include deep regulatory knowledge, a disciplined approach to site selection, a targeted sales and marketing approach, a concerted effort to recruit and develop talent, scalable underlying clinical technology and an efficient, uniform operating model.

We have invested in multimodal care delivery capabilities. The COVID-19 pandemic has highlighted the advantages of our multimodal care delivery capabilities. The COVID-19 pandemic has disrupted traditional channels of care delivery and created barriers to accessing care for many dual-eligible seniors. Our investment in in-home and virtual care capabilities outside of the four walls of our care centers has enabled us to execute on each participant’s care plan without disruption. We believe the adaptability of our model and our ability to effectively engage our participants in numerous ways, without negatively impacting our capitation revenue, differentiates us from other care providers.

Our Growth Strategy

Increase participant enrollment and capacity within existing centers

●	We have driven 10% annual, organic census growth over the last four years.
●	For the fiscal year ended June 30, 2021, our participant census was approximately 6,850 across our 18 centers in five states.
●	Inclusive of our in-progress centers and potential center expansion efforts, our centers are expected to have an average maximum capacity of 900 participants and are expected to be able to serve a total of approximately 19,100 participants, which we believe leaves ample runway to increase the number of participants we serve within our current footprint.

Build de novo centers

●	We have a successful track record of building de novo centers, and currently have new opportunities in our pipeline which we expect to develop and open in the next one to two fiscal years, including opportunities in new states. We believe de novo centers generate compelling long-term unit economics and robust internal rates of return.
●	We have demonstrated the portability of our platform across different geographies and have a prioritized list of target markets that we believe are optimal environments to launch the InnovAge Platform.
●	Our approach to de novo developments includes building centers to our experience-based specifications, with flexibility for future center expansion factored into the blueprints where possible.

Execute tuck-in acquisitions

●	Over the past three fiscal years, we have acquired and integrated three PACE organizations, expanding into one new state and four new markets through those acquisitions. Over the past fiscal year, we have also been transferred slots and appropriation in one new state.
●	By bringing acquired organizations under the InnovAge Platform, we are able to realize significant revenue growth and improve operational efficiency and care delivery post-integration.

●	We believe there is a robust landscape of potential tuck-in acquisitions to supplement our organic growth, and that our known track record for improving and integrating acquired businesses while continuing to prioritize participant care positions us as the acquirer of choice in this market.

Reinvest in the InnovAge Platform to optimize performance

●	We believe that our ongoing investment in the InnovAge Platform drives greater efficiency across our business, creating a virtuous cycle that allows us to continue growing. Our platform is the largest among PACE providers and one of the most geographically diverse.
●	We plan to continually invest in technology improvements and seek to unlock new insights through enhanced data analytics capabilities that will advance our care model.
●	We believe our investments will ultimately result in better health outcomes and lower medical costs for participants. As we continue to reduce medical costs, we expect to generate incremental savings that can be reinvested to support continuous improvement of the InnovAge Platform.

Regulation

Our operations are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, arrangement and provision of covered health care services to our participants, operation and management of PACE centers, dispensing of pharmaceuticals, personnel qualifications, maintenance of proper records, and quality assurance programs. If any of our operations are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

●	suspension, termination or exclusion of our participation in government payor programs;
●	loss of our licenses required to operate healthcare facilities or administer prescription drugs in the states in which we operate;
●
●	criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law, the False Claims Act (“FCA”) and/or state analogs to these federal enforcement authorities, or other regulatory requirements;
●
●	enforcement actions by governmental agencies and/or state law claims for monetary damages by patients or employees who believe their protected health information (“PHI”) and other types of personal data or personally identifiable information (collectively, “PII” and, together with PHI, “PHI/PII”) has been impermissibly used or disclosed or not properly safeguarded, or their rights with respect to PHI/PII have been protected, in violation of federal or state health privacy laws, including, for example and without limitation, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), and their implementing regulations (collectively, “HIPAA”), the California Consumer Privacy Act (“CCPA”), and the Privacy Act of 1974;
●	mandated changes to our practices or procedures that significantly increase operating expenses or decrease our revenue;
●
●	imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our business practices which could lead to potential fines, among other things;
●
●	termination of various relationships and/or contracts related to our business, including joint venture arrangements, contracts with government payors and real estate leases;

●changes in and reinterpretation of rules and laws by a regulatory agency or court, such as state corporate practice of medicine laws, that could affect the structure and management of our business;
●negative adjustments to government payment models including, but not limited to, Medicare Parts C and D and Medicaid; and
●

●harm to our reputation, which could negatively impact our business relationships, the terms of government payor contracts, our ability to attract and retain participants and physicians, our ability to obtain financing and our access to new business opportunities, among other things.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be subject to investigations, audits and inquiries by various government and regulatory agencies with whom we contract at any time in the future. See Item 1A. Risk Factors, “Risks Related to Regulation.”

Federal and State Regulation of PACE Providers

We are subject to a complex array of federal and state laws, regulations, and guidance, including legal requirements directly applicable to PACE providers as well as Medicare and Medicaid laws and regulations. These laws and guidances relate to our organizational structure, governance, fiscal soundness, marketing activities, participant enrollment and disenrollment, charges to participants, provision of healthcare and other services to participants, care planning activities, service delivery settings and maintenance of centers, participant rights, employment and contractual arrangements with health care providers and other staff, quality assessment and performance improvement activities, participant grievances and appeals, medical records documentation, compliance program activities, and other aspects of our operations and financing. As a PACE provider that provides qualified prescription drug coverage, we are also subject to requirements applicable to Medicare Part D plan sponsors.

As a PACE provider, we and our centers are subject to audits by CMS and state agencies, which have in the past or may in the future result in the identification of deficiencies in connection with our compliance with regulatory requirements, participant quality of care, care plan development and implementation, grievance and appeal processes, clinicians acting outside of their scope of practice, and other issues. See Item 1A. Risk Factors, “Risks Related to Regulation” for a description of certain current audits. We expect these audits to continue in the future. In addition to risks associated with audits of our current centers, we also face risks associated with new centers that we may acquire in the future, which may not have developed the same compliance and quality infrastructure that we currently have in place. Issues identified through these audits can result in corrective action plans, civil monetary penalties, enrollment suspensions, and other financial penalties and enforcement actions, in addition to loss of our contracts with CMS and state agencies.

The regulations and contractual requirements applicable to PACE providers are complex and subject to change, making it necessary for us to invest significant resources in complying with these requirements. Scrutiny through federal and state government audits, oversight and enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources. CMS and state regulatory authorities regularly audit our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of the services we provide to our participants. Whether identified through these audits or other avenues, our failure to comply with the federal and state laws applicable to our business may result in significant or material retroactive adjustments to and/or withholding of capitation payments, fines, criminal liability, civil monetary penalties, requirements to make significant changes to our operations, CMS imposed sanctions (including suspension or exclusion from participation in government programs), loss of contracts, or cessation of our services.

Licensing Laws

We, our healthcare professionals, and our centers are subject to various state and local licensure and certification requirements in connection with our provision of health care and other services. Specifically, in some of the states in which we operate, we are required to maintain licensure or certification as an adult day health center, home health or home care provider, diagnostic and treatment center, pharmacy provider, clinical laboratory and/or other type of facility, and our employed physicians and other clinicians also must be licensed or certified, as applicable, in the states in which they are providing services. We, our healthcare professionals and our centers are also subject to a variety of other state laws and regulations, relating to, among other things, the quality of medical care, equipment, privacy of health information, physician relationships, personnel and operating policies and procedures. In addition to state requirements, we and/or our healthcare professionals are in some cases subject to federal licensing and certification requirements, such as certification or waiver under the Clinical Laboratory Improvement Amendments of 1988 for performing limited laboratory testing and Drug Enforcement Administration registration for writing prescriptions for controlled substances. In addition, certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk bearing providers. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. While the states in which we operate do not currently impose these regulations on entities solely bearing risk under the PACE program, these states or states that we expand into may in the future seek to license or otherwise regulate our operations and financial solvency.

Failure to comply with federal, state and local licensing and certification laws, regulations and standards could result in a variety of consequences, including cessation of our services, loss of our contracts, prior payments by payors being subject to recoupment, requirements to make significant changes to our operations, or civil or criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we endeavor to comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. For example, in Pennsylvania, the statutes that pertain to the employment of health care practitioners by health care facilities do not explicitly include a PACE organization in the list of health care facilities by which a health care practitioner may be employed. Any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation.

Corporate Practice of Medicine

The laws and regulations relating to our operations vary from state to state, and some states in which we operate prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. In certain states, we currently contract with physicians to provide healthcare services that are required to be provided by licensed physicians. While we believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine, other parties may assert that we could be engaged in the corporate practice of medicine. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements.

The consequences associated with violating corporate practice of medicine laws vary by state and may result in physicians being subject to disciplinary action, as well as forfeiture of revenues from government payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required companies to divest or reorganize structures deemed to violate corporate practice restrictions. Moreover, state laws are subject to change. Any allegations or findings that we have violated these laws could have a material adverse impact on our reputation, business, results of operations and financial condition.

See Item 1A. Risk Factors, “Risks Related to Our Business—Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.”

Federal Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid.

Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years in the case of criminal conviction. Civil penalties for violation of the Anti-Kickback Statute include up to $104,330 in monetary penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and potential exclusion from participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The Affordable Care Act (the “ACA”) amended the federal Anti-Kickback Statute to clarify the intent that is required to prove a violation. Under the statute as amended, the defendant does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA.

The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. These exceptions and safe harbors are voluntary. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor do not violate the federal Anti-Kickback Statute. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies.

We enter into several arrangements that could potentially implicate the Anti-Kickback Statute if the requisite intent were present, such as:

●Joint Ventures.   To prove the concept of our ability to work with not-for-profits, we operate one of our centers under a joint venture with a not-for-profit healthcare provider. Although we do not expressly seek to enter into new joint ventures, it is possible that the government payor landscape in certain markets we may attempt to enter in the future may make entering into additional joint ventures attractive. Investment interests in the joint venture may not fully satisfy a safe harbor. Although failure to comply with a safe harbor does not render an arrangement illegal under the federal Anti-Kickback Statute, an arrangement that does not operate within a safe harbor may be subject to increased scrutiny and the Office of Inspector General (the “OIG”) of HHS has warned health care entities in the past that certain joint venture relationships have a potential for abuse. Joint ventures that fall outside the safe harbors are evaluated on a case-by-case basis under the federal Anti-Kickback Statute. In this regard, we have endeavored to structure our joint venture to satisfy as many elements of the applicable safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture.

●Discounts.   Our centers sometimes acquire certain items and services at a discount that may be reimbursed by a federal healthcare program. We endeavor to structure our vendor contracts that include discount or rebate provisions to comply with the federal Anti-Kickback Statute safe harbor for discounts.

●Sales Forces and Participant Recruitment.   We employ our own sales force and attempt to meet the Anti-Kickback safe harbor for bona fide employment.

If any of our business transactions or arrangements, including those described above, were found to violate the federal Anti-Kickback Statute, we could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs and FCA liability. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price.

As part of HHS’s Regulatory Sprint to Coordinated Care, OIG issued a request for information in August 2018 seeking input on regulatory provisions that may act as barriers to coordinated care or value-based care. Specifically, OIG sought to identify ways in which it might modify or add new safe harbors to the Anti-Kickback Statute (as well as exceptions to the definition of “remuneration” in the beneficiary inducements provision of the Civil Monetary Penalty Statute) in order to foster arrangements that promote care coordination and advance the delivery of value-based care, while also protecting against harms caused by fraud and abuse. OIG issued final rules effective January 19, 2021, that modify existing safe harbors and create new safe harbors and exceptions that may impact our business, results of operations and financial condition. However, it remains unclear how these final rules will be interpreted and implemented.

Federal Self-Referral Prohibition

The federal Ethics in Patient Referral Act (“Stark Law”) generally prohibits a physician who has (or whose immediate family member has) a financial relationship with a provider from making referrals to that “entity” for “designated health services” if payment for the services may be made under Medicare or Medicaid. “Designated health services” include clinical laboratory services, inpatient and outpatient hospital services, physical and occupational therapy services, outpatient speech-language pathology services, certain radiology services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services and outpatient prescription drugs. If our operations ever result in us being included within the definition of an “entity” under the Stark Law, then any financial relationships that we have with a referring provider would be prohibited unless a statutory or regulatory exception is available.

Providers are prohibited from filing Medicare claims for services related to a prohibited referral and a provider that has billed for prohibited services is obligated to notify and refund the amounts collected from the Medicare program or to make a self-disclosure to CMS under its Self-Referral Disclosure Protocol. Penalties for violation of the Stark Law include denial of payment, recoupment, refunds of amounts paid in violation of the law, exclusion from the Medicare or Medicaid programs, and substantial civil monetary penalties ($25,820 per prohibited item or service and $172,137 if there is a circumvention scheme; penalty amounts reflect current 2021 levels and are adjusted for inflation from time to time). Claims filed in violation of the Stark Law may be deemed false claims under the FCA. In addition to the Stark Law, various states in which we operate have adopted their own self-referral prohibition statutes.

The False Claims Act

Among other things, the FCA authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:

●knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval, which may relate to our records or reports necessary to generate appropriate RAF determinations;

●knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim;

●knowingly makes, uses or causes to be made or used a false record, report or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or

●conspires to commit the above acts.

The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes. The ACA provides that claims for payment that are tainted by a violation of the federal Anti-Kickback Statute (which could include, for example, illegal incentives or remuneration in exchange for enrollment or referrals) are false for purposes of the FCA. In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments from government payors. This could be relevant to the extent we received improper payments on account of RAF determinations that are based on improper or erroneous records or reports. Failure to return overpayments could subject us to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty Statute.

The penalties for a violation of the FCA may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. The Department of Justice has adjusted the per claim penalty range from $11,665 to $23,331 for penalties assessed after June 19, 2020, if the underlying conduct occurred after November 2, 2015.

In addition to civil enforcement under the FCA, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Any allegations or findings that we have violated the FCA could have a material adverse impact on our reputation, business, results of operations and financial condition.

In addition to the FCA, the various states in which we operate have adopted their own analogs of the FCA. States are becoming increasingly active in using their false claims laws to police the same activities listed above, particularly with regard to capitated government-sponsored healthcare programs, such as Medicaid managed care and PACE.

Civil Monetary Penalties Statute

The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

●presenting, or causing to be presented, claims, reports or records relating to payment by Medicare, Medicaid or other government payors that the individual or entity knows or should know are for an item or service that was not provided as reported, is false or fraudulent or was presented for a physician’s service by a person who knows or should know that the individual providing the service is not a licensed physician, obtained licensure through misrepresentation or represented certification in a medical specialty without in fact possessing such certification;
●
●offering remuneration to a federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider;
●
●arranging contracts with or making payments to an entity or individual excluded from participation in the federal health care programs or included on CMS’s preclusion list;
●
●violating the federal Anti-Kickback Statute;
●
●making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal health care program;
●
●making, using or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of services or a supplier under a federal health care program; and
●
●failing to report and return an overpayment owed to the federal government.

We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Statute would apply. We perform monthly checks on our employees and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs or otherwise ineligible for payment. We have also implemented processes to ensure that we do not make payments to contracted or noncontracted providers listed on CMS’s preclusion list nor make payments for drugs prescribed by individuals on the preclusion list. However, should an individual or entity be excluded, on the preclusion list, or otherwise ineligible for payment and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to such individual or entity. Due to this area of risk and the possibility of other allegations being brought against us, we cannot foreclose the possibility that we could face allegations of noncompliance with the Civil Monetary Penalty Statute that have the potential for a material adverse impact on our business, results of operations and financial condition.

Privacy and Security

The federal regulations promulgated under the authority of HIPAA require us to provide certain protections to our participants and their health information. The HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities, which include healthcare providers and their business associates, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide our participants with substantive rights with respect to their health information.

The HIPAA privacy and security regulations also require us to enter into written agreements with certain contractors, known as business associates, to whom we disclose PHI. Covered entities may be subject to penalties for, among other activities, failing to enter into a business associate agreement where required by law or as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity and acting within the scope of the agency. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations. In instances where we act as a business associate to a covered entity, there is the potential for additional liability beyond our status as a covered entity.

Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach by a covered entity or its agents. Reporting must also be made to the HHS Office for Civil Rights and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless an exception to the definition of breach applies or the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised.

Violations of HIPAA by providers like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of more than $50,000 (not adjusted for inflation) per violation and up to $1.5 million (not adjusted for inflation) per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI.

In addition to HIPAA, we may be subject to other laws governing the privacy and security of data, such as the CCPA and data breach notification laws.

Healthcare Reform Efforts

The U.S. federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the healthcare system and our business, operating results and/or cash flows. In addition, state and federal budgetary shortfalls and constraints pose potential risks for our revenue streams. We cannot predict how government payors or health care consumers might react to federal and state healthcare legislation and regulation, whether already enacted or enacted in the future, nor can we predict what form many of these regulations will take before implementation. Some examples of legislative and regulatory changes impacting our business include:

●In March 2010, broad healthcare reform legislation was enacted in the United States through the ACA. There have since been numerous political and legal efforts to repeal, replace or modify the ACA, some of which have been successful, in part, in modifying the law. Although many of the provisions of the ACA did not take effect immediately and continue to be implemented, and some have been and may be modified before or during their implementation, the reforms could continue to have an impact on our business in a number of ways. Provisions of the ACA that impact the Medicare and Medicaid programs, in particular, may have an impact on our business. These and other provisions of the ACA remain subject to ongoing uncertainty due to developing regulations as well as continuing political and legal challenges at both the federal and state levels.

●There have in recent years been congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If these types of changes are implemented in the future, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the ACA.

●Legislation enacted in 2011 requires CMS to sequester or reduce all Medicare payments, including payments to PACE organizations, by two percent per year for a period of years. Subsequent legislation extended these cuts through 2030, but legislation enacted in 2020 suspended the cuts during the pandemic.  Currently, the 2% cuts under sequestration are scheduled to be reinstated in 2022, which, once reinstated, will negatively impact our revenue.

While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. Specifically, changes in Medicare and Medicaid could lower PACE rates or increase our expenses. Any failure to successfully implement strategic initiatives that respond to future legislative, regulatory, and executive changes could have a material adverse effect on government-sponsored PACE programs, our business, results of operations and financial condition.

CMS and state Medicaid agencies also routinely adjust the RAF which is central to payment under PACE and Managed Medicaid programs in which we participate. The monetary “coefficient” values associated with diseases that we manage in our population are subject to change by CMS and state agencies. Such changes could have a material adverse effect on our financial condition. See Item 1A. Risk Factors, “Risks Related to Our Business — Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could cause us to overstate or understate our revenue and subject us to payment obligations or penalties.”

Other Regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from medical services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including our community centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.

Federal and state law also governs the dispensing of controlled substances by physicians. For example, the Prescription Drug Marketing Act governs the distribution of drug samples. Physicians are required to report relationships they have with the manufacturers of drugs, medical devices and biologics through the Open Payments Program database. Any allegations or findings that we or our providers have violated any of these laws or regulations could have a material adverse impact on our reputation, business, results of operations and financial condition. Certain states in which we do business or may desire to do business in the future have certificate of need programs regulating the establishment or expansion of healthcare facilities, including our community centers. These regulations can be complex and time-consuming. Any failure to comply with such regulatory requirements could adversely impact our business, results of operations and financial condition.

Impact of COVID-19

The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which is unknown at this time. The virus has and continues to disproportionately impact older adults, especially those with chronic illnesses, which describes our participants. To date, we have experienced or expect to experience the following impacts on our business model due to COVID-19.

Care Model. Though the COVID-19 pandemic altered the mix of settings where we deliver care, our multimodal model ensured that our participants continued to receive the care they needed. We closed all our centers in March 2020 and transitioned to a 100% in-home and virtual care model that allowed for seamless delivery of care while increasing participant visit volume and maintaining continuity of care. Our telehealth solution received high satisfaction among participants, caregivers and IDTs. In February 2021, as the prevalence of COVID-19 decreased in the communities we serve, we began re-opening our centers using a phased approach to ensure the safety of both our staff and participants. In addition, community assisted living and skilled nursing facilities began to open to allow in-person visits by all members of our IDT. By June 2021, we fully opened all our centers and transitioned to a predominantly in-person, center-based care model, supplemented by telehealth. We expect telehealth care delivery to remain a part of our ongoing care model.

Growth. As a result of the COVID-19 pandemic, at the end of March 2020, we pivoted to a virtual enrollment model due to safety concerns for our employees and participants and to comply with local government ordinances. We also realigned our marketing strategy to increase our focus on digital channels during the COVID-19 pandemic and to reach those searching for senior care alternatives. During our fiscal fourth quarter, as we continue to recover from the pandemic, enrollment growth continued to improve and has returned to pre-COVID levels. We continue to build on our media strategy targeting lower funnel media tactics that have built a strong pipeline of digital leads for enrollment.

Revenue. Our revenue is capitated and not determined by the number of times we interact with our participants face-to-face. As of June 30, 2021, we had not experienced a decline in revenue as a result of the COVID-19 pandemic. The capitation payments we receive from Medicare are risk-adjusted based on documented encounters and diagnosed conditions. Government payors require that participants’ health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation has been required to be completed during an in-person visit with a participant, but due to COVID-19 and going forward, CMS is now allowing documentation of conditions identified during qualifying telehealth visits with participants. Thus far, we have been able to document the health conditions of our participants during telehealth visits as well as we did during in-person visits prior to COVID-19; however, any issues with documenting such conditions could adversely impact Medicare RAF scores and our resulting revenue for future periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into legislation. The CARES Act, in addition to other provisions, provided for the temporary suspension of the automatic 2%

reduction of Medicare claim reimbursements (sequestration) for the period of May 1, 2020 through December 31, 2021, which positively impacted our revenue during the year ended June 30, 2021.

Expenses. For the year ended June 30, 2021, as compared to the year ended June 30, 2020, on a PMPM basis, our internal care delivery costs decreased, while our external provider costs increased, as further described in Results of Operations, in part due to the impact of COVID-19 on our care delivery costs as we executed our participants’ care plans through a different mix of care settings. On a PMPM basis, we did not experience material changes in our aggregate participant-related care expenses

The United States continues to experience supply chain issues with respect to personal protective equipment (“PPE”) and other medical supplies used to prevent transmission of COVID-19. During the years ended June 30, 2021 and 2020, we acquired significantly greater quantities of medical supplies at significantly higher prices than pre-pandemic rates to ensure the safety of our employees and our participants. Costs related to PPE medical supplies represented approximately 0.6% and 2.1% of our total cost of care for the years ended June 30, 2021 and 2020, respectively. While the price of PPE may remain higher than historical levels for the foreseeable future, we do not expect these incremental costs to be material as a percentage of our total expenses.

See Item 1A. Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Trademarks and Intellectual Property

Although we own trademarks and service marks such as “InnovAge,” which are protected under applicable intellectual property laws and are the property of us or our subsidiaries, we do not currently believe our intellectual property is material to our business.

Competition

The U.S. healthcare industry is highly competitive. We compete directly with national, regional and local providers of healthcare for participants and clinical providers. We also compete with payors and other alternate managed care programs for participants. Of these providers, there are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Given the regulatory environment, there may be high barriers to entry for PACE providers; however, since there are relatively modest capital expenditures required for providing healthcare services, there are less substantial financial barriers to entry in the healthcare industry generally. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our principal competitors for dual-eligible seniors vary considerably in type and identity by market. Our growth strategy and our business could be adversely affected if we are not able to continue to penetrate existing markets, successfully expand into new markets, recruit qualified physicians or if we experience significant participant attrition to our competitors. See “Risk Factors—Risks Related to Our Business—The healthcare industry is highly competitive.”

We believe the principal competitive factors for serving adults dually-eligible for Medicare and Medicaid and who meet nursing home eligibility criteria include: participant experience, quality of care, health outcomes, total cost of care, brand identity and trust in that brand. We believe we compete favorably on these factors.

Seasonality

Our business experiences some variability depending upon the time of year. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We would therefore expect to see higher levels of per-participant medical costs in our second and third quarters. Medical costs also depend upon the number of business days in a period, and shorter periods will have lower medical costs. Business days can also create year-over-year comparability issues if a period in one year has a different number of business days compared to the same period in another. We also expect medical costs to be impacted by a pandemic such as the COVID-19 pandemic, which may result in increased or decreased total medical costs depending upon the severity of the infection, the duration of the infection and the availability of healthcare services for our participants.

In addition, the retrospective capitation payments we receive for each participant are determined by a participant’s RAF score, which is calculated twice per year and is based on the evolving acuity and chronic conditions of a participant. We estimate and accrue for the expected true-up payments of our participants. Though no assurances can be made in the future, we have historically used our best estimate for accruing for this payment, and we received net positive true-up payments during the fiscal years ended June 30, 2021 and 2020. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.

Human Capital Resources

InnovAge is a mission-driven organization, focused on providing its participants with improved quality of care and allowing them to live in their homes for as long as safely possible, all while reducing the overutilization of our hospitals and nursing homes. In terms of diversity, our senior management team strives to be a reflection of the communities it serves. Our employees drive our mission and share core values, many of whom have cared for an aging relative, that both stem from and define our culture and which plays a critical role in our execution at all levels in our organization. Our values are used in candidate screening and in employee evaluations to help reinforce their importance in our organization. As of June 30, 2021, our voluntary retention rate for employees was 75.9%. Additionally, in our annual employee engagement survey conducted in 2020, 68% of our employees responding agreed that they would recommend InnovAge as a great place to work.

As of June 30, 2021, we had approximately 1,800 employees, including 1,200 clinical professionals. This count excludes contractors. We consider our relationship with our employees to be good. None of our employees are party to a collective bargaining agreement.

Implications of being an emerging growth company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for a period of at least 12 months and (c) have filed at least one annual report pursuant to the Exchange Act.

An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
●	a requirement to present only two years of audited financial statements, plus unaudited condensed consolidated financial statements for any interim period and related discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
●	Exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

As a result, the information that we provide to our shareholders may be different than you might receive from other public reporting companies in which you hold equity interests.

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

Available Information

Our internet website is www.innovage.com. We include our website address on this Annual Report on Form 10-K for reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with the SEC.

Item 1A. Risk Factors

Our business, results of operations, and financial condition are subject to numerous risks and uncertainties. You should carefully consider the following risk factors before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. You should read these risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8 of this Annual Report on Form 10-K.

Summary of Risk Factors

There are a number of risks related to our business, regulation, our indebtedness and our common stock that you should consider. You should carefully consider all the information presented in this section. Some of the principal risks related to our business include the following:

●	Under our PACE contracts, we assume all of the risk that the cost of providing services will exceed our compensation. Approximately 99.5% of our revenue for each of the years ended June 30, 2021 and 2020 is derived from capitation agreements with government payors in which we receive fixed PMPM fees. To the extent that our participants require more care than is anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs associated with treatment. If, in aggregate, our expenses exceed the underlying capitation payment received, we will not be able to fund operations and pursue acquisitions.

●	Our revenues and operations are dependent upon a limited number of government payors, particularly Medicare and Medicaid. When aggregating the revenue associated with Medicare and Medicaid by state, Colorado, California and Virginia accounted for a total of approximately 82.6% and 81.5% of our capitation revenue for the years ended June 30, 2021 and 2020, respectively. A majority of our revenues will continue to be derived from a limited number of key government payors, which may terminate their contracts with us upon the occurrence of certain events. The sudden loss of any of our government contracts or the renegotiation of any of our contracts could adversely affect our operating results and limit our ability to expand into new markets.

●	Reductions in PACE reimbursement rates or changes in the rules governing PACE programs could have a material adverse effect on our financial condition and results of operations. We receive a substantial portion of our revenue through the PACE program, which accounted for 99.6% and 99.5% of our revenue for the years ended June 30, 2021 and 2020, respectively. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE rates could have a material adverse effect on our business, results of operations, financial condition and cash flows, restrict our ability to continue providing high quality care to our participants and limit our opportunities for growth.

●	Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could cause us to overstate or understate our revenue and subject us to payment obligations or penalties. The submission of erroneous data could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. CMS may audit PACE organizations’ risk adjustment data submissions. We could be required to refund a portion of the revenue that we received, which refund, depending on its magnitude, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Moreover, substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect our capitated reimbursement.

●	Non-renewal or termination of capitation agreements with government payors could have a material adverse effect on our business, results of operations, financial condition and cash flows. If we enter into capitation contracts with unfavorable economic terms, or a capitation contract is adjusted to include unfavorable terms, we could suffer losses with respect to such contract. In addition, some states in which we operate undergo periodic reconciliations with respect to enrollments that present a risk to our business, results of operations, financial condition and cash flows.

●	If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. Our operations are subject to extensive federal, state and local government laws and regulations. The various laws and regulations that apply to our operations are often subject to varying interpretations and additional laws and regulations potentially affecting providers continue to be promulgated that may impact us. A violation or departure from any of the legal requirements implicated by our business may result in, among other things, government audits, decreased payment rates, significant fines and penalties, the potential loss of certification, recoupment efforts or retractions of reimbursement previously paid, voluntary repayments, exclusion from governmental healthcare programs, written warnings, corrective action plans, monitoring, reputational harm, suspension of new enrollment (as is the case currently with respect to our Sacramento, California center) or the restriction of current enrollment, the withholding of payments under the PACE program agreement, and termination of the PACE program agreement, each of which could have a material adverse effect on our results of operations and our ability to grow our business.

●	Our existing indebtedness could adversely affect our business and growth prospects. As of June 30, 2021, we had (i) $75.0 million principal amount outstanding under the Term Loan Facility, (ii) $2.4 million principal amount outstanding under the convertible term loan and (iii) no amounts outstanding under the Revolving Credit Facility (each as defined in Note 10 to the consolidated financial statements). Our indebtedness may (1) limit funds otherwise available for financing our capital expenditures and pursuing our growth strategies by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt, and (2) increase our vulnerability to rising interest rates. Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds.

●	We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful. Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in penalties or defaults, which would adversely impact our ability to incur additional indebtedness to fund our operating results or to support our growth strategies.

●	Our Principal Shareholders control us, and their interests may conflict with ours or yours in the future. Our Principal Shareholders beneficially own approximately 86% of our common stock, which means that, based on their combined percentage voting power, the Principal Shareholders together control the vote of all matters submitted to a vote of our stockholders, which enable them to control the election of the members of the Company board of directors (the “Board”) and all other corporate decisions. Accordingly, for such period of time as our Principal Shareholders beneficially own a majority of the voting power, the they will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock.

Risks Related to Our Business

Under our PACE contracts, we assume all of the risk that the cost of providing services will exceed our compensation.

Approximately 99.5% of our revenue for each of the years ended June 30, 2021 and 2020 is derived from capitation agreements with government payors in which we receive fixed PMPM fees. While there are variations specific to each agreement, we generally contract with government payors to receive a fixed per member per month fee to provide or manage all healthcare services a participant may require while assuming financial responsibility for the totality of our participants’ healthcare expenses. This type of contract is often referred to as an “at-risk” or a “capitation” contract. To the extent that our participants require more care than is anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed the underlying capitation payment received, we will not be able to correspondingly increase our capitated payment and we could suffer losses with respect to such agreements.

Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Medicare and Medicaid expenses of our participants may be outside of our control in the event that participants take certain actions that increase such expenses, such as emergency room visits or preventable hospital admissions.

Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

●	the health status of participants requiring higher levels of care, such as nursing home care or higher incidents of hospitalization;

●higher than expected utilization of new or existing healthcare services;

●more frequent catastrophic medical cases (e.g. transplants);

●	an increase in the cost of healthcare services and supplies, whether as a result of inflation, wage increases, purchases of vaccines and personal protective equipment (“PPE”) as a result of the COVID-19 pandemic or otherwise;

●changes to mandated benefits or other changes in healthcare laws, regulations and practices;

●increased costs attributable to specialist physicians, hospitals and ancillary providers;

●changes in the demographics of our participants and medical trends;

●contractual or claims disputes with providers, hospitals or other service providers;

●the occurrence of catastrophes, major epidemics or pandemics or acts of terrorism; and

●the reduction of government payor payments.

Our revenues and operations are dependent upon a limited number of government payors, particularly Medicare and Medicaid.

Our operations are dependent on a limited number of government payors, particularly Medicare and Medicaid, with whom we directly contract to provide services to participants. We generally manage our contracts on a state by state basis, entering into a separate contract in each state. When aggregating the revenue associated with Medicare and Medicaid by state, Colorado, California and Virginia accounted for a total of approximately 82.6% and 81.5% of our capitation revenue for the years ended June 30, 2021 and 2020, respectively. A majority of our revenues will continue to be derived from a limited number of key government payors, which may terminate their contracts with us upon the occurrence of certain events. The sudden loss of any of our government contracts or the renegotiation of any of our contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with government payors in respect of the services we provide and the terms of our agreements. As the states respond to market dynamics and financial pressures, and as government payors make strategic budgetary decisions in respect of the programs in which they participate, certain government payors may seek to renegotiate or terminate their agreements with us. Any reduction in the budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, emergency situations such as the COVID-19 pandemic, changes in policy or otherwise, could result in a reduction in our capitated fee payments and possibly loss of contracts. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original contracts and consequently could negatively impact our revenues, business and prospects. See “—A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the ongoing outbreak of COVID-19, could adversely affect our business” and “—We conduct a significant percentage of our operations in the State of Colorado and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.”

Because we rely on a limited number of government-funded agencies, namely CMS and state Medicaid agencies, for a significant portion of our revenues, we depend on federal funding, as well as the financial condition of the states in which we operate, and each state’s commitment to its participation in the PACE program. Government-funded healthcare programs in the states in which we operate face a number of risks, including higher than expected health care costs and lack of predictability of tax basis and budget needs. If the financial condition of the states in which we operate declines, our credit risk could increase.

Reductions in PACE reimbursement rates or changes in the rules governing PACE programs could have a material adverse effect on our financial condition and results of operations.

We receive a substantial portion of our revenue through the PACE program, which accounted for 99.6% and 99.5% of our revenue for the years ended June 30, 2021 and 2020, respectively. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE funding, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits, services or treatments under programs without adequate funding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The PACE programs and their respective reimbursement rates, payment structures and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the PACE rates at which we are compensated for our services. Budget pressures can lead federal and state governments to reduce or place limits on reimbursement rates and payment structures under PACE. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. Legislation enacted in 2011 requires CMS to sequester or reduce all

Medicare payments, including payments to PACE organizations, by two percent per year for a period of years. Subsequent legislation extended these cuts through 2030, but legislation enacted in 2020 suspended the cuts during the pandemic.  Currently, the 2% cuts under sequestration are scheduled to be reinstated in 2022, which once reinstated will negatively impact our revenue. We cannot predict what other deficit reduction, other payment reduction or budget enforcement initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration, other payment reductions or budget enforcement initiatives may have on our business.

Each year, CMS establishes the Medicare PACE benchmark payment rates by county for the following calendar year. Because a substantial portion of our revenue is through the PACE program, any negative changes to the PACE benchmark payment rates could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our PACE revenues may become volatile in the future, which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Reductions in reimbursement rates could have a material, adverse effect on our financial condition and results of operations or even result in rates that are insufficient to cover our operating expenses. For example, our external provider costs are driven by rates set by Medicare and Medicaid, which are outside of our control and may be negotiated in a manner unfavorable to us. Additionally, any delay or default by state governments in funding our capitated payments could materially and adversely affect our business, financial condition and results of operations.

Recent legislative, judicial and executive efforts to enact further healthcare reform legislation have caused the future state of reforms under the ACA and many core aspects of the current U.S. healthcare system to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes, particularly any changes to the PACE program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could cause us to overstate or understate our revenue and subject us to repayment obligations or penalties.

The claims and encounter records that we submit to government payors impact data that support the Medicare RAF scores attributable to participants. These RAF scores determine the payment we are entitled for the provision of medical care to such participants. The data submitted to CMS is based on diagnosis codes and medical charts that our employed, contracted, and noncontracted providers identify, record and prepare. Historically, this documentation has been required to be completed during an in-person visit with a participant, but due to COVID-19 and going forward, CMS is now allowing documentation of conditions identified during qualifying telehealth visits with participants. Thus far, we have been able to document the health conditions of our participants during telehealth visits as well as we did during in-person visits prior to COVID-19; however, any issues with documenting such conditions could adversely impact Medicare RAF scores and our resulting revenue for future periods. CMS may periodically audit PACE organizations’ risk adjustment submissions. The submission of inaccurate, incomplete or erroneous data could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which refund, depending on its magnitude, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments. From time to time, we may experience reconciliation issues as government payors modify or adopt new systems which may be reflected as provision for bad debt in our financial statements.

If CMS seeks repayment from us for payment adjustments as a result of its audits, we could also be subject to liability for penalties for inaccurate or unsupportable RAF scores provided by us or our providers. In addition, we could be liable for penalties to the federal government under the FCA, which may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. Most recently, on June 19, 2020, the Department of Justice issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to a range from $11,665 to $23,331 for penalties assessed after June 19, 2020, if the underlying conduct occurred after November 2, 2015. There is a high potential for substantial penalties in connection with any alleged FCA violations.

Elements of the risk adjustment mechanism continue to be challenged, reevaluated, and revised by the U.S. Department of Justice, the HHS Office of the Inspector General (“HHS OIG”), and CMS. For example, CMS has indicated that payment adjustments will not be limited to errors identified in the sampled population, but that the error rate identified in the sample may also be extrapolated to all risk adjusted payments made under the PACE contract being audited. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year’s audit would be extrapolated to prior plan years after 2011. In addition, proposed regulations relating to the Risk Adjustment Data Validation Audit (“RADV audit”) and extrapolation methodology have been outstanding since 2018 and may result in additional changes in recoupments arising from RADV audits.

There can be no assurance that a PACE organization will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to CMS is accurate and supportable. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect our capitated reimbursement.

Non-renewal or termination of capitation agreements with government payors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Under most of our capitation agreements with government payors, the state is generally permitted to adjust certain terms of the agreements from time to time. If a government payor exercises its right to adjust certain terms of the agreements, we are generally allowed a period of time to object to such adjustment. If we enter into capitation contracts with unfavorable economic terms, or a capitation contract is adjusted to include unfavorable terms, we could suffer losses with respect to such contract. In addition, some states in which we operate undergo periodic reconciliations with respect to enrollments that present a risk to our business, results of operations, financial condition and cash flows.

Our contracts with government payors may be terminated to the extent that state or federal funds are not appropriated at sufficient levels to fund our contracts or PACE programs in general. Certain of our contracts are terminable immediately upon the occurrence of certain events. Government payors may terminate, suspend or cancel our contracts, in whole or in part, for cause in the event of our noncompliance with the terms, conditions or responsibilities under the contracts, or if we are debarred or suspended from providing services by state or federal government authorities. CMS may also impose sanctions for noncompliance with regulatory or contractual requirements, including the suspension of enrollment of participants, the occurrence of which would adversely affect our operating results and our ability to pursue our growth strategies. If any of our contracts with government payors are terminated or if the government payors seek to renegotiate their contract rates with us, we may suffer a significant loss of revenue, which may adversely affect our operating results.

State and federal efforts to reduce healthcare spending could adversely affect our financial condition and results of operations.

Most of our participants are dually-eligible, meaning they are qualified for coverage under both Medicare and Medicaid when enrolled in our PACE program, and nearly all our revenue is derived from government payors. Medicaid is a joint federal and state funded program for healthcare services for low income as well as certain higher-income individuals who qualify for nursing home level of care. Under broad federal criteria, states establish rules for eligibility, services and payment. PACE programs are administered at the state level and are financed by both state and federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This increase, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Due to budget constraints, including those resulting from the COVID-19 pandemic, we may experience negative Medicaid capitated rate payment pressure from certain states where we operate, such as Colorado, where we conduct a significant percentage of our operations.

In addition, as part of past attempts to repeal, replace or modify the ACA and as a means to reduce the federal budget deficit, there have in recent years been congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the ACA. We expect state and federal efforts to reduce healthcare spending to continue for the foreseeable future.

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

Even though to date, the COVID-19 pandemic has not materially adversely impacted our revenue or expenses, adverse market conditions resulting from the COVID-19 pandemic may materially and adversely affect our business and the value of our common stock. Numerous state and local jurisdictions, including some markets where we operate, have and could continue to impose, and others in the future may impose, travel bans and restrictions, “shelter-in-place” orders or shutdowns, quarantines, curfews, executive orders and similar government orders and restrictions for their residents to control the spread of the virus that causes COVID-19. Such orders or restrictions have resulted in largely remote operations at our headquarters and centers, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events and have restricted the ability of our front-line outreach teams to host and attend community events, among other effects, thereby significantly impacting our operations. In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our participants.

The COVID-19 pandemic has significantly increased demand for our telehealth and in-home offerings. The telehealth market is relatively new, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. By June 2021, we fully opened all our centers and transitioned to a predominantly in-person, center-based care model, supplemented by telehealth. We expect telehealth care delivery to remain a part of our ongoing care model. If our participants do not perceive the benefits of telehealth services, or if our services are not competitive, it could have a material adverse effect on our business, financial condition or results of operations. Similarly, individual and healthcare industry concerns or negative publicity regarding participant confidentiality and privacy in the context of telehealth could limit market acceptance of such healthcare services. In addition, some of our participants may be unable to use the telehealth technology on their own. Because some of our participants may not be comfortable with a team member coming to their home to deliver face-to-face care or entering with a device to assist with using our telehealth services, participants may be reluctant to seek necessary care given their inability to use telehealth services, coupled with preference to stay at home due to the continuing risks of the COVID-19 pandemic. This could have the effect of deferring healthcare costs that we will need to incur at later periods and may also affect the health of participants who defer treatment, which may cause our costs to increase in the future.

Due to the COVID-19 pandemic, we may not be able to document the health conditions of our participants as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual participant. Participants with higher RAF scores necessitate larger capitated payments, and those with lower RAF scores necessitate smaller capitated payments. Medicare requires that a participant’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation has been required to be completed during an in-person visit with a participant, but due to COVID-19 and going forward, CMS is now allowing documentation of conditions identified during qualifying telehealth visits with participants. Thus far, we have been able to document the health conditions of our participants during telehealth visits as well as we did during in-person visits prior to COVID-19; however, any issues with documenting such conditions could adversely impact Medicare RAF scores and our resulting revenue for future periods. See “Risk Factors—Risks Related to Our Business—Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could cause us to overstate or understate our revenue and subject us to repayment obligations or penalties.”

The COVID-19 pandemic temporarily forced our centers to close or to perform operations remotely reducing our frequent in-person contact with participants and exacerbated difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that requires training. The general lack of in-person interaction and the reduction in healthcare personnel, and specifically, trained personnel, has impacted and may continue to impact our ability to adhere to the complex government laws and regulations that apply to our business. PACE regulators require that new participants be assessed within a period of 30 days from enrollment to our programs and for us to provide them a personalized care plan. In the third quarter of 2021, we became aware that certain of our centers had failed to timely complete a portion of these participant assessments and care plans. We have implemented improvement plans and continue to work diligently and monitor our progress in remediating this issue. Failure to conduct assessments or produce care plans within the required period of time may subject us to suspension of new enrollment or restrict enrollment at the affected centers and other centers in the affected state. These or future violations of these requirements or other government laws or regulations could result in significant consequences that may have a material adverse effect on our business, results of operations, financial condition and cash flows.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provided for $100.0 billion in funding for healthcare providers, including hospitals on the front lines of the COVID-19 pandemic, and subsequent COVID-19 economic relief legislation authorized additional funding to be distributed to healthcare providers. The state of Pennsylvania enacted Act 24 of 2020 (“Act 24”), which allocated $10.0 million in federal CARES Act funding to Managed Long Term Care Organizations to cover COVID-19 related costs. Our Pennsylvania centers were granted $1.0 million of funding from Act 24. During the year ended June 30, 2020, we recognized $0.7 million of such funds as a reduction of expense within our consolidated statement of operations, with the remaining $0.3 million recognized during the year ended June 30, 2021. As a result of receiving this funding, we may be subject to audits and oversight by the federal government and Pennsylvania regulators, and there is no guarantee that the funds we received could not be subject to recoupment. Recipients are not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using funds received to reimburse expenses or losses that other sources are obligated to reimburse, as well as certain audit and reporting requirements.

As of June 30, 2021, we incurred $8.3 million of COVID-19 related costs, $4.8 million of which related to the year ended June 30, 2021. It is uncertain whether our COVID-19 related expenses will continue to increase, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak, including virus variants; government responses to the pandemic, including responses to state budget shortfalls; the impact on our participants and enrollment; the availability, effectiveness and receipt of vaccines by our participants and our employees; the impact on participant, industry or employee events; and the effect on our supply chains, all of which continue to be uncertain and are difficult to fully predict. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

We began operating as a for-profit company in 2016 and have limited operating history as a for-profit company. Accordingly, our historical and recent financial and business results may not be representative of what they may be in the future.

We were originally formed in 2007 as a not-for-profit company and converted to a for-profit company in 2016. Due to our relatively limited operating history as a for-profit company, our historical and recent financial and business results may not be representative of what they may be in the future. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by growing companies in rapidly changing and highly regulated industries, such as determining appropriate investments for our limited resources, competition from other providers, acquiring and retaining participants, hiring, integrating, training and retaining skilled personnel, unforeseen expenses and challenges in forecasting accuracy. Although we have successfully expanded our footprint outside of Colorado and our other existing geographies and intend to continue to expand into new geographies, we cannot provide assurance that any new centers we open, centers that we acquire, or new geographies we enter will be successful. If we are unable to increase participant enrollment, successfully manage our external provider costs or successfully expand into new geographies, our revenue and our ability to sustain profitability could be impaired. If we make acquisitions to expand our footprint, we may experience operational difficulties or challenges with integrating and realizing the benefits of such acquisitions and we may need to expend resources to ensure such centers are operating in compliance with regulatory and contractual requirements, as well as any corrective action plans. Additional risks include, but are not limited to, our ability to effectively manage growth, process, store, protect and use personal data in compliance with governmental regulations and contractual obligations and manage our obligations as a provider of healthcare services under Medicare, Medicaid and PACE. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating a for-profit business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our reputation and business could suffer materially.

We expect to continue to increase our headcount and to hire or contract with more physicians, nurses and other specialized medical personnel in the future as we grow our business and open or acquire new centers. We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, if we are not successful in retaining our existing employees, or if we are unable to provide the care and services that our participants require in compliance with regulatory requirements our business may be adversely affected.

Our growth strategy may not prove viable, and we may not realize expected results.

Our business strategy is to grow rapidly by expanding our network of centers and is significantly dependent on adding center capacity in our existing markets, expanding into new geographies by developing de novo centers, executing on tuck-in acquisitions, recruiting new participants and directly contracting with government payors, such as Medicare and Medicaid. We seek growth opportunities both organically and through acquisitions, the availability and success of which may be impacted by factors outside of our control. Our ability to grow organically depends upon a number of factors, including recruiting new participants, finding suitable geographies that have aging populations and viable rate structures, entering into government payor arrangements in new jurisdictions, ensuring compliance with regulatory and contractual requirements, identifying appropriate facilities, purchasing facilities or obtaining leases, completing build-outs of new facilities within proposed timelines and budgets and hiring members of our IDTs and other employees. We cannot guarantee that we will be successful in pursuing our growth strategy. If we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.

Our growth strategy involves a number of risks and uncertainties, including that:

●	we may not be able to successfully enter into contracts with government payors and/or other healthcare providers on terms favorable to us or at all. In addition, we compete for government payor relationships with other potential players, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;

●	we may not be able to recruit or retain a sufficient number of new participants to execute our growth strategy, and we may incur substantial costs to recruit new participants and we may be unable to recruit a sufficient number of new participants to offset those costs;

●	we may not be able to identify optimal target markets for our de novo centers, have difficulty entering into our prioritized list of markets, or the de novo centers we build may require more capital than expected and not yield anticipated returns;

●	we may not be able to hire sufficient numbers of physicians and other clinical staff, particularly on account of heightened demand for healthcare platforms on account of the COVID-19 pandemic;

●	when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate; and

●	we may have difficulty identifying appropriate acquisition targets, or make investments in acquisitions that we are unable to effectively integrate, involve associated risks or liabilities that we are unable to uncover in advance, or that require greater resources than anticipated (see “Risk factors—Risks Related to Our Business-Security breaches, loss of data and other disruptions have in the past and could in the future compromise sensitive information related to our business or our participants, or prevent us from accessing critical information and expose us to liability, and could adversely affect our business and our reputation.”).

There can be no assurance that we will be able to successfully capitalize on growth opportunities, which may negatively impact our business model, revenues, results of operations and financial condition.

If we are unable to attract new participants, our revenue growth will be adversely affected.

To increase our revenue, our business strategy is to expand the number of centers and participants in our network. In order to support such growth, we must continue to recruit and retain a sufficient number of new participants both within our existing centers and in new centers. Our ability to do so depends in large part on the success of our sales and marketing efforts, which are subject to various federal and state laws and regulations that impact marketing. We are focused on frail, dual-eligible senior population and face competition from other healthcare providers and payors in the recruitment of potential participants. Therefore, we must demonstrate that our services provide a viable solution for potential participants. If we are unable to convince the frail, dual-eligible senior population of the benefits of the InnovAge Platform or if potential or existing participants prefer the healthcare provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to attract new participants. Participant enrollment for PACE is ongoing each month and require states to verify eligibility, a process which can result in delays in enrollment. Our inability to identify and recruit new eligible participants and retain existing participants would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

We conduct a significant percentage of our operations in the State of Colorado and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.

For the fiscal year ended June 30, 2021, 26.0% of our total revenues were derived from contracts with government agencies in the State of Colorado. Accordingly, any reduction in Colorado’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, emergency situations such as the COVID-19 pandemic, changes in policy or otherwise, could result in a reduction in our capitated fee payments and possibly the loss of contracts. In fiscal year 2021, we experienced a low single digit rate decrease as a result of COVID-19 related budget pressure borne by the State of Colorado. In June 2021, we completed negotiations relating to the capitated fee rates with government payors in the State of Colorado, which resulted in a mid-single digit rate increase applicable for the fiscal year ended June 30, 2021.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and participant satisfaction or adequately address competitive challenges.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, we completed our conversion from a not-for-profit to a for-profit organization in 2016. Additionally, our organizational structure may become more complex as we expand our operational, financial and management controls, as well as our reporting systems and procedures as a public company. We may require significant capital expenditures and the allocation of valuable management resources to grow and evolve in these areas. We must effectively increase our headcount, ensure our personnel have the necessary licenses and competencies and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change or fail to ensure that the level of care and services provided by our employees complies with regulatory and contractual requirements, the quality of our services may suffer, which could negatively affect our brand and reputation, harm our ability to attract and retain participants and employees and lead to the need for corrective actions.

In addition, as we expand our business, it is important that we continue to maintain high levels of patient service and satisfaction. As our participant base continues to grow, we will need to expand our services and personnel to provide personalized participant care. If we are not able to continue to provide high quality healthcare that meets PACE requirements and generates high levels of participant satisfaction, our reputation, as well as our business, results of operations and financial condition would be adversely affected.

The healthcare industry is highly competitive.

We compete directly with national, regional and local providers of healthcare for participants and clinical providers. We also compete directly with payors and other alternate managed care programs for participants. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Given the regulatory environment, there may be high barriers to entry for PACE providers; however, since there are relatively modest capital expenditures required for providing healthcare services, there are less substantial financial barriers to entry in the healthcare industry generally. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of payors who run competitive programs in the local market, our local reputation for quality participant care, the commitment and expertise of our medical staff or contracted health care providers, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location and condition of our centers. If we are unable to attract participants to our centers our revenue and profitability will be adversely affected. Some of our competitors may have greater brand recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Further, our current or potential competitors may be acquired by third parties with greater available resources. Competing providers may also offer different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current participants, potential participants and referral sources. Furthermore, while we budget for routine capital expenditures at our centers to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our contracts with government payors are not exclusive for PACE programs in California, and competitors in California could seek to establish contracts with the state Medicaid agency and CMS to serve PACE eligible participants in our service areas. For example, the service area for our Sacramento, California center, opened July 1, 2020, overlaps with an existing PACE program in the region. Additionally, as we expand into new geographies, we may encounter competitors with stronger local community relationships or brand recognition, which could give those competitors an advantage in attracting new participants. Individual physicians, physician groups and companies in other healthcare industry segments, some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.

Our presence is currently limited to Colorado, California, New Mexico, Pennsylvania and Virginia, and we may not be able to successfully establish a presence in new geographic markets.

We currently operate in Colorado, California, New Mexico, Pennsylvania and Virginia, and currently have plans to provide our services in Florida and Kentucky. For the year ended June 30, 2021, approximately half of our revenue was driven by our businesses in Colorado. As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. To continue to expand our operations to other regions of the United States, we will have to devote resources to identifying and exploring such perceived opportunities. Thereafter, we will have to, among other things, recruit and retain qualified personnel, develop new centers and establish new relationships or contracts with physicians and other healthcare and services providers. In addition, we will be required to comply with laws and regulations of states that may differ from the ones in which we currently operate, and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to successfully expand our operations in any new geographic markets.

Our overall business results may suffer from an economic downturn.

During periods of high unemployment, including as a result of the COVID-19 pandemic, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare, Medicaid, PACE and similar programs, which represent nearly all of the payor sources for our centers.

Security breaches, loss of data and other disruptions have in the past and could in the future compromise sensitive information related to our business or our participants, or prevent us from accessing critical information and expose us to liability, and could adversely affect our business and our reputation.

In the ordinary course of our business, we create, receive, maintain, transmit, collect, store, use, disclose, share and process (collectively, “Process”) sensitive data, including protected health information (“PHI”) and other types of personal data or personally identifiable information (collectively, “PII” and, together with PHI, “PHI/PII”) relating to our employees, participants and others. We also Process and contract with third-party service providers to Process sensitive information, including PHI/PII, confidential information and other proprietary business information. We manage and maintain PHI/PII and other sensitive data and information using our on premise systems, and we plan to implement cloud-based computing center systems in the future. Third-party service providers that serve our participants may Process PHI/PII data either in their own on-site systems, at managed or co-located data centers, or in the cloud.

We are highly dependent on information technology networks and systems, including the internet, to securely Process PHI/PII and other sensitive data and information. Security breaches of this infrastructure, whether ours or of our third-party service providers, including physical or electronic break-ins, computer viruses, ransomware, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, have occurred in the past, and have in the past and could in the future, create system disruptions, shutdowns or unauthorized access, acquisition, use, disclosure or modifications of such data or information, and could cause PHI/PII to be accessed, acquired, used, disclosed or modified without authorization, to be made publicly available, or to be further accessed, acquired, used or disclosed.

We use third-party service providers for important aspects of the Processing of employee and participant PHI/PII and other confidential and sensitive data and information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI/PII and other sensitive data and information that we and our service providers Process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We have implemented certain administrative, physical and technological safeguards to address these risks; however, such policies and procedures may not address certain HIPAA requirements or address situations that could lead to increased privacy or security risks, and agreements with contractors and other third-party service providers who handle this PHI/PII and other sensitive data and information for us. However, some PACE organizations that we have acquired in the past or may acquire in the future may not have implemented such agreements with their third-party service providers, which may expose us to legal claims or proceedings, liability, and penalties. The organizations that we have acquired, or may acquire, may not have in place all of the required agreements, and to the extent we terminate contracts with such third-party service providers, we may not be able to ensure that the relevant PHI/PII of our participants is maintained in compliance with HIPAA. The training that we provide to our workforce and measures taken to protect our systems, the systems of our contractors or third-party service providers, or more generally the PHI/PII or other sensitive data or information that we or our contractors or third-party service providers Process may not adequately protect us from the risks associated with Processing sensitive data and information. We may be required to expend significant capital and other resources to protect against security breaches, to safeguard the privacy, security, and confidentiality of PHI/PII and other sensitive data and information, to investigate, contain, remediate, and mitigate actual or potential security breaches, and/or to report security breaches to participants, employees, regulators, media, credit bureaus, and other third parties in accordance with applicable law and to offer complimentary credit monitoring, identity theft protection, and similar services to participants and/or employees where required by law or otherwise appropriate. Despite our implementation of security measures, cyber-attacks are becoming more sophisticated, and frequent, and we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures against them or to prevent additional attacks. Our information technology networks and systems used in our business, as well as those of our service providers, may experience an increase in attempted cyber-attacks, seeking to take advantage of shifts to employees working remotely, as a result of the COVID-19 pandemic or otherwise, using their household or personal internet networks. The success of any of these attempts could substantially impact our platform, and the privacy, security, or confidentiality of the PHI/PII and other sensitive data and information contained therein or otherwise Processed in the ordinary course of our business operations, and could ultimately harm our reputation and our business. In addition, any actual or perceived security incident or breach may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities. We exercise limited control over our third-party service providers and, in the case of some third-party service providers, may not have evaluated the adequacy of their security measures, which increases our vulnerability to problems with services they provide.

A security breach, security incident, or privacy violation that leads to unauthorized use, disclosure, access, acquisition, loss or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, participant or employee information, including PHI/PII that we or our third-party service providers Process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for investigation, containment, remediation, mitigation, fines, penalties, settlements, notification to individuals, regulators, media, credit bureaus, and other third parties, complimentary credit monitoring, identity theft protection, training and similar services to participants and/or employees where required by law or otherwise appropriate, for measures intended to repair or replace systems or technology and to prevent future occurrences. We may also be subject to potential increases in insurance premiums, resulting in increased costs or loss of revenue.

If we or our third-party service providers are unable to prevent or mitigate security breaches, security incidents or privacy violations in the future, or if we or our third-party service providers are unable to implement satisfactory remedial measures with respect to known or future security incidents, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of participants, loss of reputation, adverse impacts on participant and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and incidents and other compromise or inappropriate access to, or acquisition or processing of, PHI/PII or other sensitive data or information can be difficult to detect, and any delay in identifying such breaches or incidents or in providing timely notification of such incidents may lead to increased harm and increased penalties.

Any such security breach or incident or interruption of our systems or those of any of our third-party service providers could compromise our networks or data security processes, and PHI/PII or other sensitive data and information could be made inaccessible or could be compromised, used, accessed, or acquired by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, compromise, use, improper access, acquisition, disclosure or other loss of information could result in legal claims or proceedings and/or liability or penalties under laws and regulations that protect the privacy, confidentiality, or security of PHI/PII, including, without limitation, HIPAA, the CCPA, other state PHI/PII privacy, security, or consumer protection laws, and state breach notification laws. Unauthorized access, loss or dissemination of PHI/PII could also disrupt our operations, including our ability to perform our services, access, collect, process, and prepare company financial information, provide information about our current and future services and engage in other participant and clinician education and outreach efforts.

Any such incident could also result in the compromise of our proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

In February 2021, we became aware that a former third-party service provider of acquired organizations was the victim of a ransomware attack that occurred in December 2020. We understand that this attack resulted in the unauthorized access and exfiltration of the PHI/PII of over 2,000 of our current and former participants. The third-party service provider engaged outside counsel and a forensic investigator to assist. To date, the service provider has reported this incident to affected participants, their personal representatives or their next of kin, the U.S. Department of Health and Human Rights Office for Civil Rights (“OCR”), media outlets, state regulators, and others, as required. Participants affected by the incident have been offered the opportunity to enroll in credit monitoring service at the service provider’s expense. To date, the service provider has advised that they have not received any reports or concerns regarding misuse or potential identity theft issues. However, it is possible that OCR and/or state regulators could nonetheless initiate investigations of the Company and/or the former third-party service provider in connection with the incident, that the Company could be subject to civil penalties, resolution agreements, monitoring or similar agreements, or third-party claims against the Company, including class-action lawsuits. Although this attack was against a former third-party service-provider, we remain responsible under HIPAA for our participant’s PHI/PII, and any failure on our part to comply with HIPAA in connection with such data could subject us to civil penalties, resolution agreements, monitoring or similar agreements or other enforcement action. The Company confirmed that this former third-party service provider has removed the PHI/PII of our participants from its servers, and the service provider has advised that all vulnerabilities in its environment and lack of security controls have been resolved. In addition, future incidents of this nature that could occur with respect to our systems or the systems of our third-party service providers, as well as any other security incident or other misuse or disclosure of our participant or other data could lead to improper use or disclosure of Company information, including PHI/PII obtained from our participants, and information from employees. Any such incident or misuse of data could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third party experts and the purchase of additional security infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. The perception that we do not adequately protect the privacy of information of our participants could inhibit our growth and damage our reputation.

We may be subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, requests for information, audits and investigations regarding care and services provided to participants, the FCA, data privacy, security, labor and employment, consumer protection or intellectual property. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties, fines and sanctions. In the event of compliance issues, sanctions could include civil monetary penalties, corrective action plans (as is the case currently with respect to our Sacramento, California center), monitoring, contract termination, and/or CMS and/or Medicaid agencies suspending or restricting enrollment with us, which could negatively impact our geographical expansion and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, regulatory inquiries, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

The results of regulatory proceedings, investigations, inquiries, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our common stock.

We also may be subject to lawsuits under the FCA and comparable state laws for submitting allegedly fraudulent, inadequately supported or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse.

In July 2021, we received a civil investigative demand (“CID”) from the Attorney General for the State of Colorado. The CID requests information and documents regarding Medicaid billing, patient services and referrals at InnovAge’s Colorado program. We are currently unable to predict the outcome of this investigation. See Item 3, Legal Proceedings.

Furthermore, our business exposes us to potential medical malpractice, professional negligence or other related actions or claims that are inherent in the provision of healthcare services. While the industry has not seen an increase in the number of claims of this nature due to the impact of the COVID-19 pandemic, this remains a possibility due to the relatively lengthy claim development inherent in professional liability claims. These claims, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain participants, any of which could have a material adverse effect on our business, financial condition and results of operations.

Although we maintain third-party professional liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, with or without merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline.

Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.

Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our participants, support our care teams and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware or software failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain significant inaccuracies. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our participants and providers and hinder our ability to provide services, retain and attract participants, manage our participant risk profiles, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate participant needs and expectations, enhance the participant experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver technology systems that support our business processes in a cost-efficient and resource-efficient manner, including through maintaining relationships with third-party providers of technology. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater participant engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. Our failure to effectively invest in and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.

A failure to accurately estimate incurred but not reported medical expenses or the risk scores of our participants could adversely affect our results of operations.

External provider costs include estimates of future medical claims that have been incurred by the participant but for which the provider has not yet billed. These claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon our historical claims experience and other factors, including an independent assessment by a nationally recognized actuarial firm. Positive or negative adjustments, if necessary, are made when the assumptions used to determine our claims liability change and when actual claim costs are ultimately determined.

Due to certain uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. It is possible that our estimates of this type of claim may be excessive or inadequate in the future and we may be obligated to repay certain amounts to CMS. In such event, our results of operations could be adversely impacted. Further, the inability to estimate these claims accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results of operations.

In addition, our operational and financial results will experience some variability depending upon the time of year in which they are measured. For example, medical costs vary seasonally depending primarily on the weather because certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year. It is still uncertain if the virus that causes COVID-19 will follow seasonal patterns and whether, as a result, the seasonality of our results will change in the future. Historically, we have seen higher levels of per-participant medical costs in the second and third quarters of our fiscal year.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We may use open source software in connection with our services. Companies that incorporate open source software into their technologies have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Such litigation could be costly and time consuming, divert the attention of management, and the outcomes may not be favorable. While the use of open source software may reduce development costs and speed up the development process, it may also present certain risks that may be greater than those associated with the use of third-party commercial software. For example, open source software is generally provided without any warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities.

We lease approximately half of our centers and may experience risks relating to lease termination, lease expense escalators, lease extensions and special charges.

We currently lease eight of our 18 centers. Our leases typically have terms of nine years, and generally provide for renewal or extension options for an average total potential term of approximately 25 years. Each of our lease agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.

Our lease obligations often include annual fixed rent escalators ranging between 2% and 3%. These escalators could impact our ability to satisfy certain obligations and financial covenants. If the results of our operations do not increase at or above the escalator rates, it would place an additional burden on our results of operations, liquidity and financial position.

As we continue to expand and have leases with different start dates, it is likely that some number of our leases will expire each year. Our lease agreements often provide for renewal or extension options. There can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. In addition, if we are unable to renew or extend any of our leases, we may lose all of the facilities subject to that master lease agreement. If we are not able to renew or extend our leases at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.

Leasing facilities pursuant to binding lease agreements may limit our ability to exit markets. For instance, if one facility under a lease becomes unprofitable, we may be required to continue operating such facility or, if allowed by the landlord to close such facility, we may remain obligated for the lease payments on such facility. We could incur special charges relating to the closing of such facility, including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial condition or results of operations.

Our failure to pay the rent or otherwise comply with the provisions of any of our lease agreements could result in an “event of default” under such lease agreement and also could result in a cross default under other lease agreements and agreements for our indebtedness. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such lease agreement. The exercise of such remedies could have a material adverse effect on our business, financial position, results of operations and liquidity.

If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for medical products we purchase or if we are unable to effectively access new technology or medical products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have significant suppliers that may be the sole or primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, or if we experience material price increases from these suppliers that we are unable to mitigate, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in the availability of superior products. If we are not able to access superior products or new medical products, including biopharmaceuticals or medical devices, on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, including PPE, we could face attrition with respect to our participants or health care providers and other personnel and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.

We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire additional personnel as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, liquidity available to our employee shareholders following our IPO could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture generally. Our anticipated headcount growth may result in a change of corporate culture, which could harm our business.

Competition for physicians and other clinical personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.

Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other facilities, in attracting physicians, nurses and medical staff to support our centers, and recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our centers. In some markets, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing all healthcare providers, which situation has been further exacerbated by the COVID-19 pandemic. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the years ended June 30, 2021 and 2020, our total center-level employee costs represented 17.7% and 19.1%, respectively, of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

If our labor costs increase, we may not be able to offset these increased costs. Because the vast majority of our revenue consists of prospective monthly capitated, or fixed, payments per participant, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Any union activity at our centers that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures to allow for faster elections and absentee ballots could increase the likelihood of employee unionization attempts. Although none of our employees are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain or contract with qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Negative publicity regarding the managed healthcare industry generally could adversely affect our results of operations or business.

Negative publicity regarding the managed healthcare industry generally, or the PACE program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:

●requiring us to change our integrated healthcare services model;

●increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs of providing services;

●adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions or guidelines regarding the manner in which plans and providers market to PACE enrollees; or

●adversely affecting our ability to attract and retain participants.

Our centers may be negatively impacted by public health emergencies, such as the COVID-19 pandemic, weather and other factors beyond our control.

Our results of operations may be adversely impacted by adverse conditions affecting our centers, including severe weather events such as tornadoes, hurricanes and widespread winter storms, earthquakes, public health concerns such as contagious disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, violence or threats of violence or other factors beyond our control that cause disruption in provision of participant services, displacement of our participants, employees and care teams, or force certain of our centers to close temporarily. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In certain geographic areas, we have a large concentration of centers that may be simultaneously affected by pandemics, such as the COVID-19 pandemic, adverse weather conditions or other events. Our future operating results may be adversely affected by these and other factors that disrupt the operation of our centers.

Risks Related to Regulation

If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.

Our operations are subject to extensive federal, state and local government laws and regulations, such as:

●Medicare, Medicaid, and PACE statutes and regulations;

●	federal and state anti-kickback laws, which prohibit, among other things, the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback or remuneration, whether in cash or in kind, for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid, or by any payor;

●	the federal civil and criminal false claims laws, including the FCA and associated regulations, which impose civil and criminal penalties through governmental, whistleblower or qui tam actions, on individuals or entities for, among other things, knowingly submitting false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a claim paid. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties ranging from $11,665 to $23,331 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

●	state false claims laws, which generally follow the FCA and apply to claims submitted to state healthcare programs, and state health insurance fraud laws that impose penalties for the submission of false or fraudulent claims by providers to commercial insurers or other payors of healthcare services;

●	the federal Civil Monetary Penalties Statute and associated regulations, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know such remuneration is likely to influence the beneficiary’s selection of a particular provider or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies, and which authorize assessments and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs;

●	the federal health care fraud statute and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	federal and state laws regarding the Processing, protection, retention or destruction of health information or PHI/PII (e.g., HIPAA, CCPA) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials, and many other applicable state and federal laws and requirements;

●	state and federal statutes and regulations that govern workplace health and safety;

●	federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide services to patients or to enroll and participate in the Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur;

●	federal and state scope of practice and other laws pertaining to the provision of services by qualified health care providers; and

●	federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, including physician supervision of those services.

In addition to the above, PACE contracts also impose complex and extensive requirements upon our operations. Federal and state manuals, policies, and other guidances may also affect our operations.

The various laws, regulations and agency guidances that apply or relate to our operations are often subject to varying interpretations, and additional laws and regulations potentially affecting healthcare organizations continue to be promulgated. A violation or departure from any of the legal requirements applicable to our business may result in, among other things, government audits, decreased payment rates, significant fines and penalties, the potential loss of licensure or certification, recoupment efforts or retractions of reimbursement previously paid, voluntary repayments, exclusion from governmental healthcare programs, written warnings, corrective action plans, monitoring, reputational harm, suspension of new enrollment or the restriction of current enrollment, the withholding of payments under the PACE program agreement, and termination of the PACE program agreement. These legal requirements may be civil or administrative in nature. We are subject to federal and state regulations that require PACE organizations to maintain fiscally sound operations, as defined by CMS and applicable state agencies. We submit regular financial reports to governmental authorities and are subject to routine financial reviews and audits by both CMS and state agencies. For example, federal and state governments evaluate our assets and liabilities, cash flows, and net operating surpluses against specific regulatory requirements. From time to time, federal and state authorities may identify aspects of the finances of our PACE organizations that do not comply with federal or state requirements and may require us to submit clarifications and/or take action to adjust the capitalization or other financial status of such entities.

We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians, providers, and other third parties to comply with state and federal anti-kickback laws and other applicable healthcare laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations, and any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. We may face penalties, including penalties under the FCA, if we fail to report and return government overpayments within 60 days of when the overpayment is identified and quantified. Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by Anti-Kickback Statute violations subject to liability under the FCA, including qui tam or whistleblower suits. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.

In addition to the provisions of the FCA, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

●	suspension, termination or exclusion of our participation in government payment programs;

●	refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

●	loss of our licenses required to operate healthcare facilities, complete certain limited lab testing or administer prescription drugs in the states in which we operate;

●	criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the Anti-Kickback Statute, Civil Monetary Penalties Statute and FCA, or other failures to meet regulatory requirements;

●	enforcement actions by governmental agencies or state attorneys general and/or state law claims for monetary damages by patients or employees who believe their PHI/PII has been impermissibly used or disclosed or not properly safeguarded, or their rights with respect to PHI/PII have been protected, in violation of federal or state health privacy laws, including, for example and without limitation, HIPAA, CCPA, and the Privacy Act of 1974;

●	mandated changes to our practices or procedures that significantly increase operating expenses;

●	imposition of and compliance with corporate integrity agreements, monitoring agreements or corrective action plans that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;

●	termination of various relationships and/or contracts related to our business, including joint venture arrangements, real estate leases and consulting agreements; and

●	harm to our reputation, which could negatively impact our business relationships, affect our ability to attract and retain participants and healthcare professionals, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We are, from time to time, and may in the future be, a party to various lawsuits, demands, claims, governmental investigations, and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters. Responding to subpoenas, requests for information, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of such matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on our business. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government. The results of such lawsuits cannot be predicted and because qui tam suits are filed under seal, we could be subject to suits of which we are not aware.

We, our healthcare professionals and the facilities in which we operate, are subject to various federal, state and local licensing, certification and other laws and regulations, relating to, among other things, the quality of medical care, equipment, privacy of health information, physician relationships, personnel and operating policies and procedures. Failure to comply with these licensing and certification laws, regulations and standards could result in cessation of our services, prior payments by government payors being subject to recoupment, corrective action plans, the suspension of participant enrollment or requirements to make significant changes to our operations and can give rise to civil or, in extreme cases, criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we endeavor to comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. Any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation.

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and administrative agencies promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our stockholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business.

Since nearly all of our revenue is derived from government payors, we are always subject to regulatory changes. Federal and state legislators routinely introduce and consider proposed legislation that would impact Medicare, Medicaid, and PACE funding and operations, and state and federal agencies also consider and implement regulations and guidance that impact our business. We cannot predict with certainty what impact any federal and state healthcare legislation or regulation will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities or result in reduced capitated payments, any of which could adversely affect our business, financial condition, and results of operations.

It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business or could change the operating environment of our community centers. It is possible that the changes to Medicare, Medicaid or other governmental healthcare program reimbursement policies may serve as precedent to possible changes in other government payors’ programs in a manner that adversely impacts the capitation payment arrangements with us. Similarly, changes in private payor reimbursement policies could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that regulators will agree with our approach or that we will be able to successfully address changes in the current legislative and regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.

Some of the states in which we currently operate have laws that prohibit business entities, such as us, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities generally referred to as the “corporate practice of medicine”). In some states, these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. For example, in Pennsylvania, the statutes that pertain to the employment of health care practitioners by health care facilities do not explicitly include a PACE organization in the list of health care facilities by which a health care practitioner may be employed. Other states in which we may operate in the future may also generally prohibit the corporate practice of medicine. While we endeavor to comply with state corporate practice of medicine laws and regulations as we interpret them, the laws and regulations in these areas are complex, changing, and often subject to varying interpretations. The interpretation and enforcement of these laws vary significantly from state to state.

Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as forfeiture of revenues from payors for services rendered. For business entities, such as us, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license.

Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. State laws or regulations prohibiting the corporate practice of medicine may contemplate the employment of physicians by certain types of entities, but may not provide a specific exemption for PACE organizations. State laws and regulations are subject to change. Regulatory authorities and other parties may assert that our employment of physicians in some states means that we are engaged in the prohibited corporate practice of medicine. If this were to occur, we could be subject to civil and/or criminal penalties, our agreements with physicians could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our arrangements with respect to the physicians that care for our participants, in each case in one or more of the jurisdictions in which we operate. Any of these outcomes may have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.

Our use, disclosure, and other Processing of PHI/PII is subject to HIPAA, CCPA and other federal and state privacy and security regulations, and our failure to comply with those laws and regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our participant base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, disclosure, destruction, retention, privacy, confidentiality, security, availability, integrity and other Processing of PHI/PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services.

HIPAA requires covered entities, such as ourselves, and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Under a notice of enforcement discretion issued by HHS in 2019, penalties for violations of HIPAA and its implementing regulations start at $100 (not adjusted for inflation) per violation and are not to exceed $50,000 (not adjusted for inflation) per violation, subject to a cap of $1.5 million (not adjusted for inflation) for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty fine paid by the violator.

HIPAA further requires that individuals be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 individuals or more, it must be reported to HHS without unreasonable delay, and in no case later than 60 calendar days after discovery, and HHS will automatically investigate the breach and post the name of the entity on its public breach portal. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. Breaches affecting more than 500 residents in the same state or jurisdiction must also be reported to the local media.

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI/PII. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the CCPA provides certain exceptions for PHI, but is still applicable to certain PII we Process in the ordinary course of our business. The effects of the CCPA are wide-ranging and afford consumers certain rights with respect to PII, including a private right of action for data breaches involving certain personal information of California residents. The California voters also passed, on November 3, 2020, the California Privacy Rights Act, or CPRA, which will come into effect on January 1, 2023, and will expand the rights of consumers under the CCPA and create a new enforcement agency. As new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to implement required changes in a timely manner could subject us to liability for non-compliance. Consumers may also be afforded a private right of action for certain violations of privacy laws. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to Process data and may expose us to additional expense, adverse publicity and liability. While we believe we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations, and we have implemented measures to require our third-party service providers to maintain reasonable data privacy and security measures, we cannot guarantee that these efforts will be adequate, and we may be subject to cybersecurity, ransomware or other security incidents. Further, it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of our third-party service providers. If we or these third parties are found to have violated such laws, rules or regulations, it could result in regulatory investigations, litigation awards or settlements, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We also publish statements to our participants that describe how we handle and protect PHI. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could require corrective actions or have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

As a result of our PACE contracts with CMS and state government agencies, state licenses, and participation in Medicaid, we are routinely subject to, or may be subject to in the future, various governmental inspections, reviews, audits, requests for information and investigations to verify our compliance with requirements of these programs and applicable laws and regulations, assess the quality of the services we are providing to our participants, and evaluate the accuracy of the risk adjustment data we have submitted to the government.

As previously disclosed, on May 26, 2021, the Colorado Department of Health Care Policy & Financing (“HCPF”) and the Colorado Department of Public Health and Environment (“CDPHE”) initiated a joint audit of our Colorado PACE centers, and on June 21, 2021, CMS also initiated a separate focused desk audit of our Colorado PACE program. We received preliminary findings from CMS and HCPF/CDPHE in July 2021 and expect to receive final reports from the agencies in early 2022. With respect to these three audits, to date, none of the agencies have indicated that they intend to suspend or otherwise curtail our programs, and we have not been notified of corrections that are required to be implemented prior to issuance of the final reports. However, we cannot guarantee the outcome of these audits until we receive the respective final reports from each agency.

In addition, as previously disclosed, on May 10, 2021, CMS began a routine, scheduled audit of our Sacramento, California center. On September 17, 2021, we were notified that CMS had determined to suspend new enrollments at our Sacramento center based on deficiencies detected in the audit related to participant quality of care. The suspension will remain in effect until CMS determines that we have remediated the deficiencies to its satisfaction. We are currently working to develop a corrective action plan. In addition, we have a right to provide a written rebuttal and/or request a hearing to appeal CMS’ decision. At this time, we are assessing these options and cannot guarantee the outcome of this process. If CMS is not satisfied with proposed or implemented corrective actions, we could be subject to additional sanctions.

Inspections, reviews, audits, requests for information or investigations with adverse findings, can result in:

●	temporary or permanent enrollment sanctions in the affected center(s);

●	refunding amounts we have been paid by the government;

●	state or federal agencies imposing corrective action plans, fines, penalties, training, policies and procedures, and other requirements or sanctions on us;

●	temporary suspension of payments;

●	debarment or exclusion from participation in federal health care programs;

●self-disclosure of violations to applicable regulatory authorities;

●damage to our reputation;

●the revocation of a facility’s license; and

●loss of certain rights under, or termination of, our contracts with government payors.

We may be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits, requests for information and investigations. Any of the results noted above could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits, requests for information or investigations could be significant.

Risks Related to Our Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

As of June 30, 2021, we had total outstanding debt of (i) $75.0 million principal amount under the Term Loan Facility (as defined in Note 10 to the consolidated financial statements), (ii) $2.4 million principal amount under the convertible term loan. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service, impairing our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, or on terms satisfactory to us or at all.

Our indebtedness and the cash flow needed to satisfy our debt have important consequences, including:

●	limiting funds otherwise available for financing our capital expenditures and pursuing our growth strategies by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;

●making us more vulnerable to rising interest rates; and

●making us more vulnerable in the event of a downturn in our business.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations.

We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures necessary to grow and maintain our businesses. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in penalties or defaults, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

We may be unable to refinance our indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

The terms of the Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

●incur additional indebtedness or other contingent obligations;

●create liens;

●make investments, acquisitions, loans, guarantees and advances;

●consolidate, merge, liquidate or dissolve;

●sell, transfer, lease or otherwise dispose of our assets;

●pay dividends on our equity interests or make other payments in respect of capital stock; and

●materially alter the business we conduct.

The restrictive covenants in the Credit Agreement require us to satisfy certain financial condition tests. Our ability to satisfy those tests can be affected by events beyond our control.

A breach of the covenants or restrictions under the Credit Agreement could result in an event of default under such document. Such a default may allow the creditors to accelerate the related debt and terminate all commitments to extend credit thereunder and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

●limited in how we conduct our business;

●	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

●	unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in participant services in the future could reduce our ability to compete successfully and harm our results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our operational flexibility and our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. In addition, the covenants in our Credit Agreement may limit our ability to obtain additional debt, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

●develop and enhance our participant services;

●continue to expand our business either by increasing enrollment or building de novo centers;

●hire, train and retain employees;

●respond to competitive pressures or unanticipated working capital requirements; or

●pursue acquisition opportunities.

In addition, if we issue additional equity to raise capital, your interest in the Company will be diluted.

Risks Related to Our Common Stock

Our Principal Shareholders control us, and their interests may conflict with ours or yours in the future.

Our Principal Shareholders own approximately 86% of our common stock, which means that, based on their combined percentage voting power held, the Principal Shareholders together control the vote of all matters submitted to a vote of our shareholders, which enables them to control the election of the members of the Board and all other corporate decisions. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Principal Shareholders may not always coincide with our interests or the interests of our other stockholders. Even when the Principal Shareholders cease to own shares of our stock representing a majority of the total voting power, for so long as the Principal Shareholders continue to own a significant percentage of our stock, the Principal Shareholders will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Principal Shareholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Shareholders continue to own a significant percentage of our stock, the Principal Shareholders will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock. In addition, this concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

In addition, in connection with our IPO, we entered into a Director Nomination Agreement with the Principal Shareholders that provides the Principal Shareholders the right to designate: (i) all of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own at least 40% of the Original Amount (as defined therein); (ii) 40% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 40% but at least 30% of the Original Amount; (iii) 30% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 30% but at least 20% of the Original Amount; (iv) 20% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 20% but at least 10% of the Original Amount; and (v) one of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own at least 5% of the Original Amount. If the investment vehicle through which the Principal Shareholders hold their investment is dissolved, then each of Apax and WCAS will be permitted to nominate (i) up to three directors so long as it owns at least 25% of the Original Amount, (ii) up to two directors so long as it owns at least 15% of the Original Amount and (iii) one director so long as it owns at least 5% of the Original Amount. The Principal Shareholders may also assign such right to their affiliates. The Director Nomination Agreement also provides for certain consent rights for each of the Principal Shareholders so long as such stockholder owns at least 5% of the Original Amount, including for any increase to the size of our Board. Additionally, the Director Nomination Agreement prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Principal Shareholders for so long as either of our Principal Shareholders holds at least 5% of the total outstanding voting power.

The Principal Shareholders and their affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Principal Shareholders and their affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that neither the Principal Shareholders, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both her or his director and officer capacities) or its affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Principal Shareholders also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Principal Shareholders may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, we qualify for, and intend to continue relying on, exemptions from certain corporate governance requirements. Therefore, you do not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

The Principal Shareholders control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of our Board consist of independent directors;

●	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

●	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

We currently utilize and intend to continue utilizing these exemptions as long as they are available to us. As a result of these exemptions, we do not have a majority of independent directors on our Board, our Compensation, Nominating and Governance Committee does not consist entirely of independent directors and our Compensation, Nominating and Governance Committee may not be subject to annual performance evaluations. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We are an “emerging growth company” and we have elected to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and (iv) an extended transition period to comply with new or revised accounting standards applicable to public companies. We could be an emerging growth company for up to five years after the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which first occurred in March 2021. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We expect that our 2021 proxy statement will include reduced disclosure regarding executive compensation . In addition, we have chosen to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a new public company, we incur legal, accounting and other expenses that we did not previously incur. We are now subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to continue establishing the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accountants as to our internal controls over financial reporting for the foreseeable future.

As a public company, we are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting in our annual report for the fiscal year ended June 30, 2022. This assessment will need to include disclosure of any material weaknesses identified by management in our internal controls over financial reporting. We are also required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with these requirements, we may need to undertake various costly and time-consuming actions, such as implementing new controls and procedures and hiring additional accounting or internal audit staff. The process of designing and implementing internal controls over financial reporting required to comply with this requirement will be time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal controls over financial reporting, our management will be unable to assert that our internal controls over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Even if our management concludes that our internal controls over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. However, our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the filing of our annual report for the fiscal year ended June 30, 2022 or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal controls over financial reporting from our independent registered public accountants for the foreseeable future.

The existence of any material weaknesses or significant deficiency in internal controls over financial reporting would require management to devote significant time and incur significant expenses to remediate any such issue and management may not be able to remediate the issue in a timely manner. The existence of any material weaknesses or significant deficiency could cause us to reissue our financial statements, fail to meet reporting deadlines or undermine shareholders’ confidence in our reported financial statements, all of which could materially and adversely impact our stock price.

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

Our executive management team does not have extensive experience managing a public company.

Our executive management team does not have extensive experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.

In addition to the Principal Shareholders’ beneficial ownership of a combined 86% of our common stock, our Director Nomination Agreement, certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board or the Principal Shareholders, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

●	allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;

●	provide for a classified board of directors with staggered three-year terms;

●	prohibit shareholder action by written consent from and after the date on which the Principal Shareholders beneficially own, in the aggregate, less than 35% of our common stock then outstanding;

●	provide that, from and after the date on which the Principal Shareholders beneficially own less than 50% of our common stock then outstanding, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 662∕3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and

●	establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings, provided, however, that at any time when a Principal Shareholders beneficially owns, in the aggregate, at least 5% of our common stock then outstanding, such advance notice procedure will not apply to the Principal Shareholders.

Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person (excluding the Principal Shareholders and any of their direct or indirect transferees and any group as to which such persons are a party) who acquires at least 85% of our common stock for a period of three years from the date such person acquired such common stock, unless Board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving our Company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of fiduciary duty owed by, or other wrongdoing by, any our directors, officers, employees or agents to us or our stockholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against the us or any of our directors or officers or other employees arising pursuant to any provision of the DGCL or our certificate of incorporation or our Bylaws (as either may be amended, restated, modified, supplemented or waived from time to time), (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws, (v) any action asserting a claim against us or any of our directors or officers or other employees governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and Board.

Our operating results and stock price may be volatile.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

●market conditions in our industry or the broader stock market;

●actual or anticipated fluctuations in our quarterly financial and operating results;

●introduction of new solutions or services by us or our competitors;

●issuance of new or changed securities analysts’ reports or recommendations;

●sales, or anticipated sales, of large blocks of our stock;

●additions or departures of key personnel;

●regulatory or political developments;

●litigation and governmental investigations;

●changing economic conditions;

●investors’ perception of us and our prospects;

●	events beyond our control such as weather, public health events, such as the COVID-19 pandemic, and war; and

●any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2021, we had 135,516,513 outstanding shares of common stock.  All of the shares of common stock sold in our IPO are available for sale in the public market. In addition, we have registered shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to vesting, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Additionally, in connection with our IPO, we entered into a registration rights agreement with our Principal Shareholders, which requires us to effect the registration of the Principal Shareholders’ shares in certain circumstances. The Principal Shareholders are also entitled to participate in certain of our registered offerings, subject to the restrictions in the registration rights agreement. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading.

In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding common stock.

Because we have no current plans to pay regular cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

Future offerings of debt or equity securities by us may materially adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. In addition, we may seek to expand operations in the future to other markets which we would expect to finance through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

General Risk Factors

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.

We believe that maintaining and enhancing the InnovAge reputation and its brand recognition is critical to our relationships with our stakeholders and to our ability to attract new participants. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. We have made efforts to protect our brand through trademark registration, but we cannot guarantee that these efforts will prevent third parties from infringing our trademarks or using trademarks confusingly similar to ours, nor can we guarantee we will be successful in obtaining or maintaining trademark registrations that we believe are important to our business. If we cannot stop third parties from using trademarks confusingly similar to ours, patients and others could be confused and our reputation could be harmed.

In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality medical care for our participants, adverse cyber or data security events, or any adverse publicity or litigation involving or surrounding us, one of our centers or our management, could harm our brand and make it substantially more difficult for us to attract new participants. Similarly, because our existing participants and their families often act as references for us with prospective new participants, any existing participant or family member of a participant that questions the quality of our care could impair our ability to secure additional new participants. In addition, negative publicity resulting from any adverse government payor audit could injure our brand and reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with participants, which would harm our business, results of operations and financial condition.

We are likely to experience increased expenditures in the future.

We expect to make significant investments in growing our business and increasing our participant base, expanding our operations, hiring additional employees and operating as a public company. As a result of these increased expenditures, we may not succeed in increasing our revenue sufficiently to maintain our current profit margins. To date, we have financed our operations principally from the sale of our equity, revenue from our participant services and the incurrence of indebtedness. We may not continue to generate positive cash flow from operations, access sufficient capital or sustain our current levels of profitability in any given period, and our limited operating history as a for-profit company may make it difficult for you to rely on our historical results as indicative of future performance

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing and highly regulated industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more participants. In addition to the expected costs to grow our business, we also are incurring and expect to incur additional legal, accounting and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, our profitability could decline in future periods. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Accordingly, we may not be able to maintain our current levels of profitability, and we may incur losses in the future, which could negatively impact the value of our common stock.

Disruptions in our disaster recovery systems or business continuity planning could limit our ability to operate our business effectively.

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, ransomware and other cybersecurity incidents and similar disruptions from unauthorized tampering or any weather-related disruptions in Denver, Colorado, where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.

We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The updated standard requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet, and disclosures of certain information regarding leasing arrangements. We are currently in the process of evaluating the impact this pronouncement will have on our consolidated financial statements.

We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss, whether as a result of voluntary termination or illness, of one or more of the members of our senior management team, or other key employees, could harm our business. In particular, the loss of the services of our President and Chief Executive Officer, Maureen Hewitt, could significantly delay or prevent the achievement of our strategic objectives. Changes in our executive management team may also cause disruptions in, and harm to, our business.

We must attract, retain and contract with highly qualified personnel in order to execute our growth plan.

Competition for highly qualified personnel is intense, especially for physicians and other medical professionals who are experienced in providing care services to older adults. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications or contracting with physicians to provide care for our participants. Many of the companies and healthcare providers with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies or healthcare providers, their former employees may attempt to assert that these employees or we have breached certain legal obligations, potentially resulting in time-consuming and expensive litigation. If we fail to attract new personnel, fail to retain and motivate our current personnel, or fail to contract with qualified physicians, our business and future growth prospects could be harmed.

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

As of June 30, 2021, we operated an aggregate of 18 centers, of which 10 were owned and eight were leased, representing approximately 410,000 and 160,000 gross square feet, respectively. Our centers are located in 11 markets and five states.

Our principal executive offices are located in Denver, Colorado, where we own facilities totaling approximately 290,000 square feet across the state. We occupy approximately 45,000 square feet of a 69,000 square foot facility for administration, sales and marketing, technology and development and professional services in Denver, Colorado. We also own and lease properties for operational PACE centers in Denver, Colorado; Pueblo, Colorado; Loveland, Colorado; Albuquerque, New Mexico; San Bernardino, California; Sacramento, California; Philadelphia, Pennsylvania; Roanoke, Virginia; Richmond, Virginia; Newport News, Virginia; and Charlottesville, Virginia. We do not have any PACE centers or properties located outside of the United States.

Our leases typically have terms of nine years, and generally provide for renewal or extension options for an average total potential term of approximately 25 years. Our lease obligations often include annual fixed rent escalators ranging between 2.0% and 3.0%. Generally, our leases are “modified gross” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities, but not for costs related to the structure of the building. We generally cannot cancel these leases at our option

We believe that our facilities and centers are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. In July 2021, we received a CID from the Attorney General for the State of Colorado. The CID requests information and documents regarding Medicaid billing, patient services and referrals at InnovAge’s Colorado program. We have been fully cooperating with the Attorney General and are producing the requested information and documentation. We are currently unable to predict the outcome of this investigation.

Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings, the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

Refer to Note 12 “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report for more information.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Securities Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “INNV” since March 4, 2021. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of September 20, 2021, there were approximately two stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid cash dividends since our initial public offering and currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, because we are a holding company, our ability to pay dividends on our common stock may be limited by restrictions on the ability of our subsidiaries to pay dividends or make distributions to us. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with covenants in current and future agreements governing our and our subsidiaries’ indebtedness, and will depend on our results of operations, financial condition, capital requirements and other factors that our Board may deem relevant.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

The following graph and related information shows a comparison of the change in the cumulative total return for our common stock, the Nasdaq Health Care Index, and the S&P 500 Index between March 4, 2021 (the date our common stock commenced trading on Nasdaq) through June 30, 2021. All values assume an initial investment of $100 and reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended June 30, 2021, except as previously reported.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On March 8, 2021, we completed the initial public offering (“IPO”) of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-252853) (“Registration Statement”), which was declared effective on March 3, 2021. The Company sold 18,995,901 shares of common stock, including the partial exercise of the underwriters’ option to purchase additional shares of common stock at the IPO price of $21.00 per share. The managing underwriters of the IPO were J.P. Morgan Securities LLC, Barclays Capital Inc., Goldman Sachs & Co. LLC and Citigroup Global Markets Inc.

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

During the year ended June 30, 2021, we used the net proceeds of the IPO, together with proceeds from our 2021 Credit Agreement, to repay all borrowings outstanding under the 2016 Credit Agreement and to fund the related prepayment fees and expenses and to satisfy an earn-out arrangement in connection with the acquisition of NewCourtland. There was no material change in the expected use of the net proceeds from the IPO as described in the Registration Statement.

Item 6. SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K has been omitted as we have elected to early adopt the changes to Item 301 contained in SEC Release No. 33-10890.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Our historical results are not necessarily indicative of the results that may occur in the future and actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in the sections entitled “Risk Factors” and “Forward-Looking Statements” included in this Annual Report on Form 10-K.

Overview

General

InnovAge Holding Corp. (“InnovAge”), formerly TCO Group Holdings, Inc., became a public company in March 2021. The Company serves approximately 6,850 PACE participants, making it the largest PACE provider in the United States of America (the U.S.) based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

Operations

InnovAge aims to allow frail seniors to live life on their terms by aging in place, in their own homes and communities, for as long as safely possible. Through our Program of All-Inclusive Care for the Elderly (“PACE”), we manage, and in many cases directly provide, a broad range of medical and ancillary services for seniors, including in-home care services (skilled, unskilled and personal care); in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the PACE center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.

We are the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, dual-eligible seniors. Our programs directly address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. Our participant-centered care delivery approach meaningfully improves the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Our participant-centered approach is led by our Interdisciplinary Care Teams (“IDTs”), who design, manage and coordinate each participant’s personalized care plan. We directly manage and are responsible for all healthcare needs and associated costs for our participants. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (i) the shift toward value-based care, in which coordinated, outcomes-driven, high-quality care is delivered while reducing unnecessary spend, (ii) eliminating excessive administrative costs by contracting directly with the government, (iii) focusing on the participant experience and (iv) addressing social determinants of health.

Impact of COVID-19

The rapid spread of COVID-19 around the world and throughout the United States has altered the behavior of businesses and people, with significant negative effects on federal, state and local economies, the duration of which continues to be unknown at this time. The virus has and continues to disproportionately impact older adults, especially those with chronic illnesses, which describes our participants. To date, we have experienced or expect to experience the following impacts on our business model due to COVID-19.

Care Model. Though the COVID-19 pandemic altered the mix of settings where we deliver care, our multimodal model ensured that our participants continued to receive the care they needed. We closed all our centers in March 2020 and transitioned to a 100% in-home and virtual care model that allowed for seamless delivery of care while increasing participant visit volume and maintaining continuity of care. Our telehealth solution received high satisfaction among participants, caregivers and IDTs. In February 2021, as the prevalence of COVID-19 decreased in the communities we serve, we began re-opening our centers using a phased approach to ensure the safety of both our staff and participants. In addition, community assisted living and skilled nursing facilities began to open to allow in-person visits by all members of our IDT. By June 2021, we fully opened all our centers and transitioned to a predominantly in-person, center-based care model, supplemented by telehealth. We expect telehealth care delivery to remain a part of our ongoing care model.

Growth. As a result of the COVID-19 pandemic, at the end of March 2020, we pivoted to a virtual enrollment model due to safety concerns for our employees and participants and to comply with local government ordinances. We also realigned our marketing strategy to increase our focus on digital channels during the COVID-19 pandemic and to reach those searching for senior care alternatives. During our fiscal fourth quarter, as we continue to recover from the pandemic, enrollment growth continued to improve and has returned to pre-COVID levels.

Revenue. Our revenue is capitated and not determined by the number of times we interact with our participants face-to-face. As of June 30, 2021, we had not experienced a decline in revenue as a result of the COVID-19 pandemic. The capitation payments we receive from Medicare are risk-adjusted based on documented encounters and diagnosed conditions. Government payors require that participants’ health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation has been required to be completed during an in-person visit with a participant, but due to COVID-19 and going forward, CMS is now allowing documentation of conditions identified during qualifying telehealth visits with participants. Thus far, we have been able to document the health conditions of our participants during telehealth visits as well as we did during in-person visits prior to COVID-19; however, any issues with documenting such conditions could adversely impact Medicare RAF scores and our resulting revenue for future periods.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into legislation. The CARES Act, in addition to other provisions, provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period of May 1, 2020 through December 31, 2021, which positively impacted our revenue during the year ended June 30, 2021.

Expenses. For the year ended June 30, 2021, as compared to the year ended June 30, 2020, on a PMPM basis, our internal care delivery costs decreased, while our external provider costs increased, as further described in Results of Operations, in part due to the impact of COVID-19 on our care delivery costs as we executed our participants’ care plans through a different mix of care settings. On a PMPM basis, we did not experience material changes in our aggregate participant-related care expenses.

The United States continues to experience supply chain issues with respect to personal protective equipment (“PPE”) and other medical supplies used to prevent transmission of COVID-19. During the years ended June 30, 2021 and 2020, we acquired significantly greater quantities of medical supplies at significantly higher prices than pre-pandemic rates to ensure the safety of our employees and our participants. Costs related to PPE medical supplies represented approximately 0.6% and 2.1% of our total cost of care for the years ended June 30, 2021 and 2020, respectively. While the price of PPE may remain higher than historical levels for the foreseeable future, we do not expect these incremental costs to be material as a percentage of our total expenses.

See Item 1A. Risk Factors included in Part I of this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:

●	Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average RAF score of 2.45 based on InnovAge data as of June 30, 2021, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2019; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk, basis, where InnovAge is financially responsible for all of their medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue growth trajectory. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant.
●	Our ability to grow enrollment and capacity within existing centers. We believe our demonstrated ability to drive sustained, organic census growth is a key indicator of the attractiveness of the InnovAge Platform to our key constituents: participants; their families and government payors. We have driven 10% annual, organic census growth over the last four years. Awareness of PACE programs remains low among potential participants, despite high levels of participant satisfaction. To improve awareness of InnovAge and attract new participants, our sales and marketing teams educate prospective participants and their families on our powerful value proposition, superior health outcomes and participant satisfaction. We have a large, embedded growth opportunity within our existing center base. As of June 30, 2021, our eligible participant penetration rate was, on average, 13% across our existing markets, and as the only designated PACE provider in most of the MSAs that we serve, we believe there is significant runway for further growth. We also believe that we will continue to conduct a portion of visits via telehealth after the COVID-19 pandemic subsides, which could potentially increase the average capacity of our centers.
●	Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. We have multiple touch points with participants and their families, which enhances participant receptivity to our services, leading to an 86% participant satisfaction rating as of January 1, 2021 and average participant tenure of 3.0 years as of June 30, 2021, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5% annually over the last three fiscal years. Approximately 75% of our historical disenrollments have been involuntary, due primarily to participant death and otherwise to participants moving out of our service areas.
●	Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Because our participants are among the most frail and medically complex individuals in the U.S. healthcare system, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 73% of our revenue in the year ended June 30, 2021. Our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care, therefore, we are liable for potentially large medical claims should we not effectively manage our participants’ health.
●	Center-level Contribution Margin. Over time, we plan to both expand our number of centers and grow the number of participants at each center. As we add participants to existing centers, we further leverage our fixed cost base at those centers and the value of a center to our business increases over time. We have a history of achieving profitable Center-level Contribution Margin, as defined and described below under Key Business Metrics and Non-GAAP Measures.
●	Our ability to expand via acquisition or de novo centers within existing and new markets. We have a large addressable market and believe we serve a very small portion of PACE-eligible participants in those markets, reflecting significant unmet demand for PACE services and creating opportunities for us to grow in new and existing markets. We have proven our ability to integrate and improve acquired organizations, as well as expand and operationalize new centers across multiple geographies while generating consistent center-level performance. Based upon our success to date, we believe our innovative care model can scale nationally, and we expect to continue selectively and strategically expanding into new geographies.
●	Execute tuck-in acquisitions. We believe there is a sizeable landscape of potential tuck-in acquisitions to supplement our organic growth strategy. Over the past three fiscal years, we have acquired and integrated three PACE organizations, expanding our InnovAge Platform to one new state and four new markets through those acquisitions. We are disciplined in our approach to acquisitions and have executed multiple types of transactions, including turnarounds and non-profit conversions. When integrating acquired programs, we work closely with key constituencies, including local governments, health systems and senior housing providers, to ensure continuity of high-quality care for participants. Based on our experience, joining the InnovAge Platform enables revenue growth and improved operational efficiency and care delivery post-integration. We believe our track record of and reputation for integrating and improving acquired organizations, while continuing to prioritize high-quality patient care, positions us as the acquirer of choice in this market.
●	Contracting with government payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Maintaining, supporting and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.
●	Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and due to additional costs we are incurring and expect to incur as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate and director and officer insurance, investor relations and increased legal, audit, reporting and consulting fees. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. Accordingly, in the short term we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
●	Seasonality to our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Based on the difference between our estimate and the final determination from CMS, we may receive incremental true up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.

Components of Results of Operations

Revenue

Capitation Revenue.   In order to provide comprehensive services to manage the totality of a participant’s medical care across all settings, we receive fixed or capitated fees per participant that are paid monthly by Medicare,

Medicaid, Veterans Affairs (“VA”) and private pay sources. The concentration of revenue from our various payors was:

	2021	2020
Medicaid	53%	55%
Medicare	47%	44%
Private pay and other	* %	1%
Total	100%	100%

* denotes less than 1%

Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are amended annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. New agreements have been executed for the periods (i) January 1, 2021 through December 31, 2021 for California and (ii) July 1, 2021 through June 30, 2022 for all other states except Pennsylvania, for which we are currently operating in good standing under the 2020 amended agreement while the agency finalizes its 2021 amendment. For a discussion of our revenue recognition policies, please see Critical Accounting Policies and Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.

Other Service Revenue. Other service revenue primarily consists of revenues derived from fee-for-service arrangements, state food grants, rent revenues and management fees. We generate fee-for-service revenue from providing home-care services to non-PACE patients in their homes, for which we bill the patient or their insurance plan on a fee-for-service basis. For a discussion of our revenue recognition policies, please see Critical Accounting Policies and Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.

Operating Expenses

External Provider Costs.   External provider costs consist primarily of the costs for medical care provided by non-InnovAge providers. We separate external provider costs into four categories: inpatient (e.g., hospital), housing (e.g., assisted living), outpatient and pharmacy. In aggregate, external provider costs represent the largest portion of our expenses.

Cost of Care, Excluding Depreciation and Amortization.   Cost of care, excluding depreciation and amortization, includes the costs we incur to operate our care delivery model. This includes costs related to IDTs, salaries, wages and benefits for center-level staff, participant transportation, medical supplies, occupancy, insurance and other operating costs. IDT employees include medical doctors, registered nurses, social workers, physical, occupational, and speech therapists, nursing assistants, and transportation workers. Center-level employees include clinic managers, dieticians, activity assistants and certified nursing assistants. Cost of care excludes any expenses associated with sales and marketing activities incurred at a local level as well as any allocation of our corporate, general and administrative expenses. A portion of our cost of care is fixed relative to the number of participants we serve, such as occupancy and insurance expenses. The remainder of our cost of care, including our employee-related costs, is directly related to the number of participants cared for in a center. As a result, as revenue increases due to census growth, cost of care, excluding depreciation and amortization, typically decreases as a percentage of revenue. As we open new centers, we expect cost of care, excluding depreciation and amortization, to increase in absolute dollars due to higher census and facility related costs.

Sales and Marketing.   Sales and marketing expenses consist of employee-related expenses, including salaries, commissions, and employee benefits costs, for all employees engaged in marketing, sales, community outreach and sales support. These employee-related expenses capture all costs for both our field-based and corporate sales and marketing teams. Sales and marketing expenses also include local and centralized advertising costs, as well as the infrastructure required to support our marketing efforts. We expect these costs to increase in absolute dollars over time as we continue to grow our participant census. We evaluate our sales and marketing expenses relative to our participant growth and will invest more heavily in sales and marketing from time-to-time to the extent we believe such investment can accelerate our growth without negatively affecting profitability.

Corporate, General and Administrative Expenses.   Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs. In addition, general and administrative expenses include all corporate technology and occupancy costs associated with our regional corporate offices. We expect our general and administrative expenses to increase in absolute dollars following the closing of this offering due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company, as well as other costs associated with continuing to grow our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term, although such expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

Depreciation and Amortization. Depreciation and amortization expenses are primarily attributable to our buildings and leasehold improvements and our equipment and vehicles. Depreciation and amortization are recorded using the straight-line method over the shorter of estimated useful life or lease terms, to the extent the assets are being leased.

Equity Loss. Equity loss relates to our equity method investment in InnovAge Sacramento, which began operations in July 2020 and subsequently became a consolidated entity effective January 1, 2021.

Other Operating Expenses (Income). Other operating expenses (income) consists of the payment and re-measurement of contingent consideration to fair value relating to our acquisition of NewCourtland.

For more information relating to the components of our results of operations, see Results of Operations below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K for more detailed information regarding our critical accounting policies.

Results of Operations

The following table sets forth our results of operations for the periods presented. For comparisons of the results of operations for the fiscal year ended June 30, 2020 to the fiscal year ended June 30, 2019, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our IPO prospectus, dated March 3, 2021 filed with the Securities and Exchange Commission on March 5, 2021.

	Year ended June 30,
	2021	2020

	in thousands
Revenues
Capitation revenue	$635,322	$564,834
Other service revenue	2,478	2,358
Total revenues	637,800	567,192
Expenses
External provider costs	309,317	272,832
Cost of care, excluding depreciation and amortization	154,403	153,056
Sales and marketing	22,236	19,001
Corporate, general and administrative	132,333	58,481
Depreciation and amortization	12,294	11,291
Equity loss	1,343	678
Other operating expense	18,211	920
Total expenses	650,137	516,259
Operating Income (Loss)	$(12,337)	$50,933

Other Income (Expense)
Interest expense, net	(16,787)	(14,619)
Loss on extinguishment of debt	(14,479)	—
Gain on equity method investment	10,871	—
Other expense	(2,237)	(681)
Total other expense	(22,632)	(15,300)
Income (Loss) Before Income Taxes	(34,969)	35,633
Provision for Income Taxes	9,771	9,868
Net Income (Loss)	$(44,740)	$25,765
Less: net loss attributable to noncontrolling interests	(754)	(513)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(43,986)	$26,278

Revenues

	Year ended June 30,
	2021	2020	$ Change	% Change

	in thousands

Capitation revenue	$635,322	$564,834	$70,488	12.5%
Other service revenue	2,478	2,358	120	5.1%
Total revenues	$637,800	$567,192	$70,608	12.4%

Capitation revenue. Capitation revenue was $635.3 million for the year ended June 30, 2021, an increase of $70.5 million, or 12.5%, compared to $564.8 million for the year ended June 30, 2020. This increase was driven by (i) an increase in capitation rates and (ii) a 6.1% increase in member months (as defined below). The increase in capitation rates was primarily driven by the net effect of (a) an increase in Medicare rates due to (1) a 5.3% increase in average risk score and (2) the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) beginning May 1, 2020 and, to a lesser extent, (b) an increase in Medicaid rates across the majority of our markets.

Other service revenue. Other service revenue was $2.5 million for the year ended June 30, 2021, an increase of $0.1 million, or 5.1%, from $2.4 million for the year ended June 30, 2020.

Expenses

	Year ended June 30,
	2021	2020	$ Change	% Change

	in thousands

External provider costs	$309,317	$272,832	$36,485	13.4%
Cost of care (excluding depreciation and amortization)	154,403	153,056	1,347	0.9%
Sales and marketing	22,236	19,001	3,235	17.0%
Corporate, general, and administrative	132,333	58,481	73,852	126.3%
Depreciation and amortization	12,294	11,291	1,003	8.9%
Equity loss	1,343	678	665	98.1%
Other operating expenses	18,211	920	17,291	1,879.5%
Total operating expenses	$650,137	$516,259	$133,878	25.9%

External provider costs. External provider costs were $309.3 million for the year ended June 30, 2021, an increase of $36.5 million, or 13.4%, compared to $272.8 million for the year ended June 30, 2020. The increase is primarily driven by (i) an increase of 6.8% in cost per participant and (ii) an increase of 6.1% in member months. The increase in cost per participant is primarily driven by the net effect of an increase in pharmacy expenses, inpatient expenses (due to the increased cost of COVID-19 admissions), and outpatient expenses, partially offset by a decrease in specialist expenses due to the lower utilization during the pandemic.

Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $154.4 million for the year ended June 30, 2021, an increase of $1.3 million, or 0.9%, compared to $153.1 million for the year ended June 30, 2020, primarily due to the net effect of (i) an increase of 6.1% in member months and (ii) a decrease of 4.9% in cost per participant. The decrease in cost per participant was driven by a decrease in transportation costs due to the closures of our centers due to the COVID-19 pandemic and lower employee compensation and benefit costs, due to employee attrition while our centers were closed during the pandemic.

Sales and marketing. Sales and marketing expenses were $22.2 million for the year ended June 30, 2021, an increase of $3.2 million, or 17.0%, compared to $19.0 million for the year ended June 30, 2020, primarily due to an increase in (i) employee compensation and benefits due to an increase in FTEs and (ii) costs associated with certain new advertising campaigns to raise PACE awareness and accelerate growth.

Corporate, general and administrative. Corporate, general and administrative expenses were $132.3 million for the year ended June 30, 2021, an increase of $73.9 million, or 126.3%, compared to $58.5 million for the year ended June 30, 2020. The increase was primarily due to the fees incurred as a result of the Apax Transaction (as defined below) and the IPO. In connection with the Apax Transaction, $45.4 million was recorded related to the cancellation of 16,994,975 common stock options outstanding under the Company’s 2016 Equity Incentive Plan and $13.1 million of transaction related costs were recorded as corporate, general and administrative expenses. In connection with the IPO transaction, $1.5 million of transaction costs were recorded as corporate, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expenses are primarily attributable to our buildings and leasehold improvements and our equipment and vehicles. Depreciation and amortization are recorded using the straight-line method over the shorter of estimated useful life or lease terms, to the extent the assets are being leased. Depreciation and amortization expense was $12.3 million for the year ended June 30, 2021, an increase of $1.0 million, or 8.9%, compared to $11.3 million for the year ended June 30, 2020. This increase is due to an increase in depreciation expense as a result of capital additions in the normal course of business.

Equity loss. Equity loss was $1.3 million for the year ended June 30, 2021, an increase of $0.7 million compared to $0.7 million for the year ended June 30, 2020. Our equity loss relates to our equity method investment in InnovAge Sacramento, which began operations in July 2020 and subsequently became a consolidated entity effective January 1, 2021.

Other operating expenses. Other operating expenses were $18.2 million for the year ended June 30, 2021, an increase of $17.3 million compared to $0.9 million for the year ended June 30, 2020 primarily due to the payment of $20.0 million, and related change in fair value of contingent consideration, made under the acquisition agreement of the NewCourtland LIFE Program during the year ended June 30, 2021. There were no such payments during the year ended June 30, 2020.

Other Income (Expense)

	Year ended June 30,
	2021	2020	$ Change	% Change

	in thousands

Interest expense, net	$(16,787)	$(14,619)	$(2,168)	(14.8)%
Loss on extinguishment of debt	(14,479)	—	(14,479)	N/A
Gain on equity method investment	10,871	—	10,871	N/A
Other expense	(2,237)	(681)	(1,556)	(228.5)%
Total other expense	$(22,632)	$(15,300)	$(7,332)	(47.9)%

Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $16.8 million for the year ended June 30, 2021, an increase of $2.2 million, or 14.8%, compared to $14.6 million for the year ended June 30, 2020. The increase was primarily due to (i) a higher average outstanding debt balance and (ii) to a lesser extent, a higher average interest rate. For additional information regarding our outstanding indebtedness, see Note 10 to our consolidated financial statements.

Loss on extinguishment of debt.  We recognized a loss on extinguishment of debt of $14.5 million for the year ended June 30, 2021 and no loss on extinguishment of debt for the year ended June 30, 2020. On July 27, 2020, we amended and restated our 2016 Credit Agreement, which led to an extinguishment of debt for certain lenders and a modification of debt for other lenders. The total debt structure extinguishment for certain lenders led to the write-off of $1.0 million in debt issuance costs. On March 8, 2021, we entered into the 2021 Credit Agreement, which led to an extinguishment of debt of $13.5 million, including $6.0 million of a prepayment penalty.

Gain on equity method investment. We recognized a gain on equity method investment of $10.9 million for the year ended June 30, 2021, which was related to InnovAge Sacramento becoming a consolidated entity as of January 1, 2021.

Other. Other expense was $2.2 million for the year ended June 30, 2021, an increase of $1.6 million, or 228.5%, compared to $0.7 million for the year ended June 30, 2020, due primarily to an amendment of the warrants issued by the Company to Adventist Health System/West (“Sacramento Warrants”) resulting in additional expense of $2.3 million in 2021.

Provision for Income Taxes.

The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of SH1 and Sacramento have elected to be taxed as partnerships, and no provision for income taxes for SH1 or Sacramento is included in these consolidated financial statements.

A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of provision for income taxes.

During the year ended June 30, 2021 and 2020, we reported provision for income taxes of $9.8 million and $9.9 million, respectively. The decrease of $0.1 million is primarily due to (i) our pretax book loss recognized during the year ended June 30, 2021, as compared to pretax book income recognized during the year ended June 30, 2020 and (ii) certain permanent differences between the financial and tax accounting treatment of (a) the Section 162(m) limitation on compensation of five highest paid officers, (b) transaction costs associated with the Apax Transaction and (c) the change in our valuation allowance.

Net Loss Attributable to Noncontrolling Interests.

InnovAge Senior Housing Thornton, LLC (“SH1”) is a VIE. The Company is the primary beneficiary of SH1 and consolidates SH1. The Company is the primary beneficiary of SH1 because it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for the convertible term loan held by SH1. The SH1 interest is reflected within equity as noncontrolling interests. Our share of earnings is recorded in the consolidated statements of operations as net loss attributable to noncontrolling interests.

Net Income (Loss)

During the year ended June 30, 2021 and 2020, we reported net income (loss) of ($44.7 million) and $25.8 million, respectively, consisting of (i) income (loss) from operations of ($12.3 million) and $50.9 million, respectively, (ii) other expense of $22.6 million and $15.3 million, respectively, and (iii) provision for income taxes of $9.8 million and $9.9 million, respectively, each as described above.

For more information relating to our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.

Key Business Metrics and Non-GAAP Measures

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics and non-GAAP measures, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. We believe these metrics provide additional perspective and insights when analyzing our core operating performance from period to period and evaluating trends in historical operating results. These key business metrics and non-GAAP measures should not be considered superior to, or a substitute for, and should be read in conjunction with, the GAAP financial information presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

	Year ended June 30,
	2021	2020

	dollars in thousands
Key Business Metrics:
Centers(a)	18	16
Census(a)(b)	6,850	6,400
Total Member Months(a)	79,430	74,900

Center-level Contribution Margin	$174,080	$141,304
Center-level Contribution Margin as a % of revenue	27.3%	24.9%

Non-GAAP Measures:
Adjusted EBITDA(c)	$85,333	$65,909
Adjusted EBITDA Margin(c)	13.4%	11.7%
(a)	For the fiscal year 2021, includes InnovAge Sacramento, which the Company owns and controls through a joint venture and is consolidated in our financial statements.
(b)	Participant numbers are approximate.
(c)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. For a definition and reconciliation of these non-GAAP measures to the most closely comparable GAAP measures for the period indicated, see below under “—Adjusted EBITDA.”

Centers

We define our centers as those centers open for business and attending to participants at the end of a particular period.

Census

Our census is comprised of our capitated participants for whom we are financially responsible for their total healthcare costs.

Total member months

We define Total Member Months as the total number of participants multiplied by the number of months within a year in which each participant was enrolled in our program. We believe this is a useful metric as it more precisely tracks the number of participants we serve throughout the year.

Center-level Contribution Margin

We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $174.1 million and $141.3 million for the years ended June 30, 2021 and 2020, respectively. For more information relating to Center-level Contribution Margin, see Note 17 to our consolidated financial statements.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for interest expense, depreciation and amortization, and provision for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, final determination of rates, M&A transaction and integration, business optimization, electronic medical record (“EMR”) implementation, special employee bonuses, gain on consolidation of equity investee, financing-related fees and contingent consideration. For the years ended June 30, 2021 and 2020, our net income (loss) was ($44.7 million) and $25.8 million, respectively, representing a year-over-year decline of 273.6%, and Adjusted EBITDA was $85.3 million and $65.9 million, respectively, representing a year-over-year growth of 29.5%.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods is as follows:

	Year ended June 30,
	2021	2020

	in thousands

Net income (loss)	$(44,740)	$25,765
Interest expense, net	16,787	14,619
Depreciation and amortization	12,294	11,291
Provision for income tax	9,771	9,868
Stock-based compensation	1,664	543
Rate determination(a)	(2,158)	(3,372)
M&A diligence, transaction and integration(b)	67,606	2,718
Business optimization(c)	1,829	1,171
EMR implementation(d)	461	1,078
Special employee bonus(e)	—	1,278
Gain on consolidation of equity investee(f)	(10,871)	—
Financing-related(g)	14,479	30
Contingent consideration(h)	18,211	920
Adjusted EBITDA	$85,333	$65,909
(a)	For the year ended June 30, 2021, this reflects the CMS settlement payment of approximately $2.2 million related to end-stage renal disease beneficiaries for calendar years 2010 through 2020. For the year ended June 30, 2020, this reflects the final determination of certain rates for capitation payments from the State of California, all of which we consider non-recurring.
(b)	For the year ended June 30, 2021, this primarily represents (i) $45.4 million related to the cancellation of options and the redemption of shares and (ii) $13.1 million of transaction fees and expenses recognized in connection with the July 27, 2020 transaction between us, an affiliate of Apax Partners and our then existing equity holders entering into a Securities Purchase Agreement (the “Apax Transaction”).
(c)	Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology systems and improve the efficiency and effectiveness of our operations.
(d)	Reflects non-recurring expenses relating to the implementation of a new electronic medical record vendor.
(e)	Reflects non-recurring special bonuses paid to certain of our employees of the Company relating to shareholder dividend transactions that occurred in fiscal years 2018 and 2019.
(f)	Reflects non-recurring expense related to the gain on consolidation of InnovAge Sacramento.
(g)	Reflects fees and expenses incurred in connection with amendments to our credit agreements. See Note 10 to the consolidated financial statements.
(h)	Reflects the contingent consideration fair value adjustment made during the reporting period associated with our acquisition of NewCourtland.

Adjusted EBITDA margin

Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue less any exceptional, one-time revenue items. In the years ended June 30, 2021 and 2020, we recognized (i) the CMS settlement payment related to end stage renal disease beneficiaries for calendar years 2010-2020 in the amount of approximately $2.2 million and (ii) final determination of certain rates for capitation payments from the State of California in the amount of approximately $3.4 million, respectively, each of which is deducted from total revenue solely for purposes of calculating Adjusted EBITDA margin in each respective reporting period. For the year ended June 30, 2021, our net loss margin was 7.0%, as compared to our net income margin of 4.5% for the year ended June 30, 2020. For the year ended June 30, 2021, our Adjusted EBITDA margin was 13.4%, as compared to our Adjusted EBITDA margin for the year ended June 30, 2020 of 11.7%.

Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net income (loss) and net income (loss) margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of revenue and expenses that do not relate to our ongoing business performance, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net income (loss) and net income (loss) margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. Our use of the term Adjusted EBITDA varies from others in our industry.

Liquidity and capital resources

General

To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and most recently from the sale of common stock in our IPO that occurred in March 2021. As of June 30, 2021, we had cash and cash equivalents of $201.5 million. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.

Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined in Note 10 to the consolidated financial statements) due 2026, (ii) capital and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2025 and 2032, respectively, (iii) the operations of our business, including special projects such as our transition to a new electronic medical record vendor, with respect to which we expect to incur non-recurring implementation costs over the next 18 months, and ongoing costs through 2026, and (iv) income tax payments, which are generally due on a quarterly and annual basis. We also expect to use capital resources for capital additions, which we expect to primarily relate to the development of de novo centers to the extent and if they are opened. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term and long-term basis. For additional information regarding our lease obligations, debt and commitments, see Notes 9, 10 and 12 to our consolidated financial statements.

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

On May 13, 2016, we entered into a credit agreement with Capital One Financial Corporation (together with all amendments thereto, the “2016 Credit Agreement”). In March 2020, we borrowed $25.0 million under the revolving credit facility to ensure sufficient funds available due to the uncertainty relating to the COVID-19 pandemic and for general corporate purposes. Those borrowings were repaid in full in connection with the entry into the 2021 Credit Agreement (as defined and discussed below) and the closing of our IPO.

On March 8, 2021, concurrently with the closing of the IPO, the Company entered into a new credit agreement (the “2021 Credit Agreement”) that replaced the 2016 Credit Agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity, each as defined and described in Note 10 to the consolidated financial statements. Principal on the Term Loan Facility is paid each calendar quarter beginning September 2021 in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the Term Loan Facility, together with proceeds from the IPO, were used to repay amounts outstanding under the 2016 Credit Agreement.

Any outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of June 30, 2021, the interest rate on the Term Loan Facility was 1.84%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of June 30, 2021, we had no borrowings outstanding under the Revolving Credit Facility and, therefore, had full capacity thereunder, subject to applicable covenant compliance restrictions and any other conditions precedent to borrowing. As of June 30, 2021, we also had $2.4 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.

For more information about our debt, see Note 10 to our consolidated financial statements.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Consolidated Statements of Cash Flows

Our consolidated statements of cash flows for the year ended June 30, 2021 and 2020 are summarized as follows:

	Year ended June 30,
	2021	2020	$ Change

	in thousands

Net cash provided by (used in) operating activities	$(7,548)	$43,828	$(51,376)
Net cash used in investing activities	(19,541)	(11,691)	(7,850)
Net cash provided by financing activities	116,224	21,232	94,992
Net change in cash, cash equivalents and restricted cash	$89,135	$53,369	$35,766

Operating Activities. The change in net cash provided by (used in) operating activities was primarily due to the net effect of (i) a decrease in net income (loss) of $70.5 million, as described further above, (ii) the $14.5 million loss on extinguishment of long-term debt recognized during 2021, as described further above, with no loss recognized in 2020, (iii) the $10.9 million gain on equity method investment recognized during 2021, as described further above, with no gain recognized in 2020, (iv) an increase of $7.2 million in the change in accounts payable and accrued expenses due to timing of payments and the impact of the completion of HCPF’s reconciliation, as described below, (v) an increase of $7.1 million in the change in accounts receivable, including the impact of the completion of HCPF’s reconciliation, as defined and described below, and (vi) a decrease of $5.6 million in the change in income tax receivable.

In fiscal year 2021, the Company and the Colorado Department of Health Care Policy & Financing (“HCPF”) completed the reconciliation for fiscal years 2018 and 2019. The reconciliation resulted in a reduction of accounts receivable of $17.0 million and due to Medicaid of $13.6 million, which was recorded in fiscal year 2021. The Company does not expect adjustments related to the reconciliation to be significant in future periods.

Investing Activities. The increase in net cash used in investing activities was primarily due to an increase in cash used of $5.7 million for growth-related capital expenditures.

Financing activities. The increase in net cash provided by financing activities was primarily due to the net effect of (i) an increase in cash provided of $370.5 million related to the net proceeds received from our IPO, (ii) a decrease in cash provided of $160.7 million due to higher net repayments on long-term debt, (iii) a decrease in cash provided of $77.6 million related to treasury stock purchases and (iv) a decrease in cash provided of $29.2 million related to stock option cancellation payments.

Contractual Obligations and Commitments

Our principal commitments consist of repayments of long-term debt and obligations under operating and capital leases. The following table summarizes our contractual obligations as of June 30, 2021:

	Payments due by period
	2022	2023	2024	2025	2026	Thereafter	Total

	in thousands

Long-term debt (excluding interest)(1)	$3,790	$3,793	$3,796	$3,799	$60,052	$2,137	$77,367
Operating leases(2)	3,550	4,289	3,926	3,450	3,371	13,909	32,495
Capital leases (excluding interest)	2,074	2,163	1,783	1,116	133	—	7,269
Total	$9,414	$10,245	$9,505	$8,365	$63,556	$16,046	$117,131

(1) Represents principal amounts related to the credit agreements.

(2) We have not adopted ASU 2016-02, which requires lessees to recognize almost all of their leases on the balance sheet. We will be adopting this guidance for the annual reporting period beginning July 1, 2022, and interim reporting periods within the annual reporting period beginning July 1, 2023. See Note 2 “Summary of Significant Accounting Policies--Recent Accounting Pronouncements” to our consolidated financial statements included in this Annual Report on Form 10-K

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2021.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. We consider these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require management to make subjective and complex judgments and estimates in the preparation of our consolidated financial statements.

Revenue recognition

Revenue for the year ended June 30, 2020 is presented under Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). Under ASC 605, we recognized revenue when all of the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) the sales price is fixed or determinable; (iii) collection is reasonably assured; and (iv) services have been rendered. The judgement of when to recognize revenue is linked to the period in which eligible members are entitled to receive benefits.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), and has since issued various amendments which provide additional clarification and implementation guidance, to Topic 606, Revenue from Contracts with Customers, which superseded revenue recognition guidance in ASC 605. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance is effective for the annual reporting period beginning July 1, 2020, and interim reporting periods within the annual reporting period beginning July 1, 2021. Effective July 1, 2020, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of June 30, 2020. As a result of electing the modified retrospective adoption approach, results for reporting periods beginning after July 1, 2020 are presented under ASC 606. There was no material impact upon the adoption of ASC 606, therefore the Company did not record any adjustments to retained earnings at July 1, 2020 or for any periods previously presented. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition.

Capitation revenue

Our PACE operating unit provides comprehensive health care services to participants on the basis of estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. We recognize capitation revenues based on the estimated PMPM transaction price to transfer the service for a distinct increment of the series (i.e. month). We recognize revenue in the month in which participants are entitled to receive comprehensive care benefits during the contract term. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program, and Medicare rates can fluctuate throughout the contract based on the acuity of each individual participant. In certain contracts, PMPM rates also include “risk adjustments” based on various factors.

For certain capitation payments, the Company is subject to retroactive premium risk adjustments based on various factors. The Company estimates the amount of the adjustment and records it monthly on a straight-line basis. These adjustments are not expected to be material.

Capitation revenues may be subject to adjustment as a result of examination by government agencies or contractors. The audit process and the resolution of significant related matters often are not finalized until several years after the services are rendered. Any adjustments resulting from these examinations are recorded in the period we are notified of them.

At times, we accept participants into the program pending final authorization from Medicaid. If Medicaid coverage is later denied and there are no alternative resources available to pay for services, the participant is disenrolled. Costs incurred on behalf of such participants were nominal in the fiscal years ended June 30, 2021 and 2020.

Certain third party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established whereby we, as the contracted provider, receive only a portion of the risk and the associated surplus or deficit. We estimate and recognize an adjustment monthly to Part D capitation revenues related to these risk corridor provisions based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period.

For our capitation revenue arrangements, we record revenue on a gross basis, as we are acting as a principal in providing for or overseeing comprehensive care for our participants.

Goodwill and other intangible assets

Intangible assets consist of customer relationships acquired through business acquisitions. Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill is not amortized but is tested for impairment at least annually.

We test goodwill for impairment annually on April 1 or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component).

A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have three reporting units for evaluating goodwill impairment.

ASC 350, Intangibles—Goodwill and Other (“ASC 350”), allows entities to first use a qualitative approach to test goodwill for impairment. When the reporting units where we perform the quantitative goodwill impairment are tested, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. Management estimates and assumptions are used when we determine fair value using widely accepted valuation techniques, including discounted cash flow. These techniques are also used when assigning the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. There were no goodwill impairments recorded during the years ended June 30, 2021 and 2020.

Additionally, the customer relationships represent the estimated values of customer relationships of acquired businesses and have definite lives. We amortize these intangible assets on a straight-line basis over their ten-year estimated useful life. ASC 360, Property, Plant, and Equipment (“ASC 360”), provides guidance for impairment related to definite life assets including, customer relationships, for which we reviewed for impairment in conjunction with long-lived assets. We test for recoverability of the customer relationships whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no intangible asset impairments recorded during the years ended June 30, 2021 and 2020.

Reported and estimated claims

Reported and estimated claims expenses are costs for third-party healthcare service providers that provide medical care to our participants for which we are contractually obligated to pay (through our full-risk capitation arrangements). The estimated reserve for unpaid claims liability is included in the liability for reported and estimated claims in the consolidated balance sheets. Actual claims expense will differ from the estimated liability due to differences in estimated and actual member utilization of health care services, unit cost trends, participant acuity, changes in net census, known outbreaks of disease, including COVID-19 or increased incidence of illness such as influenza and other factors. We periodically assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made.

We have included incurred but not reported claims of approximately $33.2 million and $30.3 million on our balance sheet as of June 30, 2021 and 2020, respectively. Our recorded medical claims expense estimate are approximately within +/- 5-10% of actual medical claims expense incurred, or less than 1% of our total operating expense.

The following tables provide information about incurred and paid claims reporting and development as of June 30, 2021 (except as otherwise noted). The expenses recorded table reflects the amount of claims reported in our consolidated statements of operations as of the end of the applicable fiscal year based on our best and most reasonable estimates and actuarial assessment at the time of such determination. The cumulative actual incurred claims table represents the actual amount of claims incurred by the Company with the benefit of the passage of time. The variance between the expense recorded and the cumulative actual incurred claims ranges between approximately 1% and 3% of actual total incurred claims over the periods presented, and such variance may vary based on the factors described above in this section.

	Expenses Recorded for the Fiscal Years Ended June 30,
	2017	2018	2019	2020	2021

	in thousands
Claims incurred year:
FY 2017	$102,832
FY 2018		$123,821
FY 2019			$171,128
FY 2020				$211,381
FY 2021					$234,070
Total	$102,832	$123,821	$171,128	$211,381	$234,070
Pharmacy expense					75,247
External provider costs					$309,317

	Cumulative Actual Incurred Claims for the Fiscal Years Ended June 30,
	2017	2018	2019	2020	2021

	in thousands
Claims incurred year:
FY 2017	$101,386	$101,386	$101,386	$101,386	$101,376
FY 2018		119,687	119,687	119,687	119,862
FY 2019			173,047	173,061	172,855
FY 2020				210,512	205,633
FY 2021					239,207
Total	$101,386	$221,073	$394,120	$604,646	$838,933

	Cumulative Actual Paid Claims for the Fiscal Years Ended June 30,
	2017	2018	2019	2020	2021

	in thousands
Claims incurred year:
FY 2017	$88,020	$101,572	$101,450	$101,386	$101,376
FY 2018		109,022	119,759	119,687	119,862
FY 2019			144,943	173,048	172,855
FY 2020				179,616	205,601
FY 2021					205,356
Total	$88,020	$210,594	$366,152	$573,737	$805,050
Other claims-related liabilities					(649)
Reported and estimated claims					$33,234

Stock-based compensation

ASC 718, Compensation—Stock Compensation (“ASC 718”) requires the measurement of the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value or, in certain circumstances, the calculated value of the award. We maintained the 2016 Equity Incentive Plan pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers.

Under our 2016 Equity Incentive Plan, we were able to reward employees with various types of awards, including but not limited to stock options on a service-based or performance-based schedule. We have elected to account for forfeitures as they occur.

2016 Equity Incentive Plan

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including fair value of the underlying common stock, the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield.

Changes in these assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized, and the resulting change in fair value, if any, is recognized in our statement of operations and comprehensive loss during the period the related services are rendered.

These inputs are subjective and generally require significant analysis and judgment to develop.

For service-vesting awards, we recognize stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. For performance-vesting awards, we recognize stock-based compensation expense when it is probable that the performance condition will be achieved. We will analyze if a performance condition is probable for each reporting period through the settlement date for awards subject to performance vesting. For service-vesting awards, we recognize stock-based compensation expense over the requisite service period for each separately vesting portion of the awards as if the award was, in substance, multiple awards.

The 2016 Equity Incentive Plan was canceled in July 2020 and we subsequently established the 2020 Equity Incentive Plan, as described below, pursuant to which interests in TCO Group Holdings, L.P. in the form of Class B Units were granted to employees, directors, consultants, and advisers.

2020 Equity Incentive Plan

Profits Interests Units

The Company uses the Monte Carlo option model to determine the fair value of the granted profits interests units, which requires inputs based on certain subjective assumptions, including fair value of the underlying common stock, the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield.

Changes in these assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized, and the resulting change in fair value, if any, is recognized in our statement of operations and comprehensive loss during the period the related services are rendered.

These inputs are subjective and generally require significant analysis and judgment to develop.

We concluded that the performance-vesting units are subject to a market condition and assessed the market condition as part of the determination of the grant date fair value. For performance-vesting units, we recognized unit-based compensation expense when it was probable that the performance condition would be achieved. We will analyze if a performance condition was probable for each reporting period through the settlement date for units subject to performance vesting. For service-vesting units, we will recognize unit-based compensation expense over the requisite service period for each separately vesting portion of the profits interest as if the unit was, in-substance, multiple units.

Restricted Stock Units

We recognize expense related to restricted stock units based on their grant-date fair values, which is based upon the closing share price of the Company’s common stock on the date of grant. We recognize stock-based compensation expense, using the straight-line method, as a charge to operations over the vesting period based on the grant-date fair value of outstanding awards, which may differ from the fair value of such awards on any given date.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” for more information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest rate risk

As of June 30, 2021, we had total outstanding borrowings of (i) $75.0 million principal amount under the Term Loan Facility (as defined in Note 10 to the consolidated financial statements) and (ii) $2.4 million principal amount under the convertible term loan.

We are exposed to changes in interest rates as a result of our variable-rate borrowings under the 2021 Credit Agreement. Generally, the Company may designate specific borrowings under the 2021 Credit Agreement as either base rate borrowings or LIBO rate borrowings. As of June 30, 2021, based on our secured net leverage ratio, the margins of our borrowings under the Term Loan Facility and Revolving Credit Facility (as defined in Note 10 to the consolidated financial statements) were (a) 0.75% for alternate base rate borrowings and (b) 1.75% for Eurodollar borrowings.

Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We had cash and cash equivalents of $201.5 million as of June 30, 2021, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

Inflation risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)Index to Consolidated Financial Statements

(b) Supplementary Data

The information required by Item 302 of Regulation S-K has been omitted as we have elected to early adopt the changes to Item 302 contained in SEC Release No. 33-10890.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of InnovAge Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnovAge Holding Corp. and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, CO

September 22, 2021

We have served as the Company's auditor since 2018.

InnovAge Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2021	2020

	in thousands
Assets
Current Assets
Cash and cash equivalents	$201,466	$112,904
Restricted cash	2,234	1,661
Accounts receivable, net of allowance ($4,350 – June 30, 2021 and $6,384 – June 30, 2020)	32,582	46,312
Prepaid expenses	9,249	4,311
Income tax receivable	5,401	1,743
Total current assets	250,932	166,931
Noncurrent Assets
Property and equipment, net	142,715	102,494
Investments	2,645	2,645
Deposits and other	3,877	3,003
Equity method investments	848	13,245
Goodwill	124,217	116,139
Other intangible assets, net	6,518	5,177
Total noncurrent assets	280,820	242,703
Total assets	$531,752	$409,634
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$32,361	$28,875
Reported and estimated claims	33,234	30,291
Due to Medicaid and Medicare	7,101	12,244
Current portion of long-term debt	3,790	1,938
Current portion of capital lease obligations	2,079	1,496
Contingent consideration	—	1,789
Total current liabilities	78,565	76,633
Noncurrent Liabilities
Deferred tax liability, net	15,700	9,282
Capital lease obligations	5,190	4,091
Other noncurrent liabilities	2,758	1,446
Long-term debt, net of debt issuance costs	71,574	210,432
Total liabilities	173,787	301,884
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of June 30, 2021 and 2020; 135,516,513 and 132,718,461 issued shares as of June 30, 2021 and June 30, 2020, respectively	136	133
Additional paid-in capital	323,760	36,338
Retained earnings	11,250	64,737
Less: Treasury stock; 0 and 102,030 shares of common stock at $0.0 and $1.89 per share as of June 30, 2021 and June 30, 2020, respectively	—	(193)
Total InnovAge Holding Corp.	335,146	101,015
Noncontrolling interests	22,819	6,735
Total stockholders’ equity	357,965	107,750
Total liabilities and stockholders’ equity	$531,752	$409,634

See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
	2021	2020

	in thousands, except per share amounts
Revenues
Capitation revenue	$635,322	$564,834
Other service revenue	2,478	2,358
Total revenues	637,800	567,192
Expenses
External provider costs	309,317	272,832
Cost of care, excluding depreciation and amortization	154,403	153,056
Sales and marketing	22,236	19,001
Corporate, general and administrative	132,333	58,481
Depreciation and amortization	12,294	11,291
Equity loss	1,343	678
Other operating expense	18,211	920
Total expenses	650,137	516,259
Operating Income (Loss)	(12,337)	50,933

Other Income (Expense)
Interest expense, net	(16,787)	(14,619)
Loss on extinguishment of debt	(14,479)	—
Gain on equity method investment	10,871	—
Other expense	(2,237)	(681)
Total other expense	(22,632)	(15,300)
Income (Loss) Before Income Taxes	(34,969)	35,633
Provision for Income Taxes	9,771	9,868
Net Income (Loss)	(44,740)	25,765
Less: net loss attributable to noncontrolling interests	(754)	(513)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(43,986)	$26,278

Weighted-average number of common shares outstanding - basic	123,618,702	132,616,431
Weighted-average number of common shares outstanding - diluted	123,618,702	135,233,630

Net income (loss) per share - basic	$(0.36)	$0.20
Net income (loss) per share - diluted	$(0.36)	$0.19

See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Additional	Retained
	Capital Stock		Paid-in	Earnings	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interests	Total

	in thousands, except share amounts

Balances, June 30, 2019	132,718,461	133	35,795	38,459	102,030	(193)	7,248	81,442
Grants of stock options and stock option expense	—	—	543	—	—	—	—	543
Net income (loss)	—	—	—	26,278	—	—	(513)	25,765

Balances, June 30, 2020	132,718,461	$133	$36,338	$64,737	102,030	$(193)	$6,735	$107,750
Treasury stock transaction	—	—	—	—	16,095,819	(77,603)	—	(77,603)
Treasury stock retirement	(16,197,849)	(16)	(77,780)		(16,197,849)	77,796	—	—
Stock option cancellation	—	—	—	(9,501)	—	—	—	(9,501)
Time based awards- option cancellation	—	—	(29,175)	—	—	—	—	(29,175)
Stock-based compensation	—	—	1,664	—	—	—	—	1,664
Reclassification of warrant liability	—	—	2,264	—	—	—	—	2,264
Capital contribution	—	—	20,000	—	—	—	—	20,000
Initial public offering of common stock, net of offering costs of $28,445	18,995,901	19	370,449	—	—	—	—	370,468
Consolidation of equity method investment	—	—	—	—	—	—	16,838	16,838
Net loss	—	—	—	(43,986)	—	—	(754)	(44,740)

Balances, June 30, 2021	135,516,513	$136	$323,760	$11,250	—	$—	$22,819	$357,965

See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2021	2020

	in thousands
Operating Activities
Net income (loss)	$(44,740)	$25,765
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss on disposal of assets	18	1,039
Provision for uncollectible accounts	8,637	6,204
Depreciation and amortization	12,294	11,291
Gain on equity method investment	(10,871)	—
Loss on extinguishment of long-term debt	14,479	—
Amortization of deferred financing costs	1,056	550
Stock-based compensation	1,664	543
Deferred income taxes	6,418	3,173
Loss in equity of nonconsolidated entities	1,343	678
Change in fair value of warrants	2,264	—
Change in fair value of contingent consideration	—	920
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	5,879	(1,202)
Prepaid expenses	(4,987)	(1,062)
Income tax receivable	(3,658)	1,952
Deposits and other	(874)	1,063
Accounts payable and accrued expenses	6,137	(1,013)
Reported and estimated claims	2,613	2,045
Due to Medicaid and Medicare	(5,220)	(8,120)
Deferred revenue	—	2
Net cash provided by (used in) operating activities	(7,548)	43,828
Investing Activities
Purchases of property and equipment	(17,541)	(11,844)
Proceeds from sales of property and equipment	—	169
Proceeds from net working capital settlements	—	1,129
Purchase of long term investment	—	(1,145)
Purchase of intangible assets	(2,000)	—
Net cash used in investing activities	$(19,541)	$(11,691)
Financing Activities
Distributions to owners	$(9,500)	$—
Capital contributions	20,000	—
Payments on capital lease obligations	(1,788)	(1,834)
Proceeds from long-term debt	375,000	25,000
Principal payments on long-term debt	(512,660)	(1,934)
Payment of financing costs and debt premiums	(14,896)	—
Proceeds from initial public offering of common stock	370,468	—
Treasury stock purchases	(77,603)	—
Payments under acquisition agreements	(3,622)	—
Payments related to option cancellation	(29,175)	—
Net cash provided by financing activities	116,224	21,232

INCREASE IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	89,135	53,369
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	114,565	61,196
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$203,700	$114,565

Supplemental Cash Flows Information
Interest paid	$18,030	$11,551
Income taxes paid	$7,048	$4,745
Property and equipment included in accounts payable	$1,327	$1,348
Property and equipment purchased under capital leases	$3,493	$1,399

See Notes to Consolidated Financial Statements

Note 1:Business

InnovAge Holding Corp. (formerly, TCO Group Holdings, Inc.) (the “Company”) and certain wholly owned subsidiaries were formed as for-profit corporations effective May 13, 2016, for the purpose of purchasing all the outstanding common stock of Total Community Options, Inc. d/b/a InnovAge, which was formed in May 2007. In connection with this purchase, Total Community Options, Inc. and certain of its subsidiaries converted from not-for-profit organizations to for-profit corporations, and Total Community Options Foundation, Inc. (“Foundation”) and Johnson Adult Day Program, Inc. (“Johnson”), both not-for-profit organizations, separated from Total Community Options, Inc. In connection with our initial public offering (“IPO”), which occurred in March 2021, we changed the name of our company from TCO Group Holdings, Inc. to InnovAge Holding Corp.

InnovAge Holding Corp. and its subsidiaries, which are headquartered in Denver, Colorado, have a strong record of innovation, quality, and sensitivity to the needs of participants and staff. The Company oversees, and in many cases directly provides, a broad range of medical and ancillary services for seniors in need of care and support to safely live independently in their homes and communities, including in-home care services (skilled, unskilled and personal care); in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the Program of All-Inclusive Care for the Elderly (“PACE”) center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.

As of June 30, 2021, the Company served approximately 6,850 PACE participants, making it the largest PACE provider in the United States of America (the U.S.) based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

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

On March 3, 2021, the Company’s Registration Statement on Form S-1 with respect to the Company’s IPO of shares of common stock, par value $0.001 per share, was declared effective by the Securities and Exchange Commission (“SEC”). The Company’s common stock began trading on March 4, 2021 on the Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “INNV”.

On March 8, 2021, we completed our IPO in which we issued and sold 16,666,667 shares of our common stock at an offering price of $21.00 per share. In addition, the underwriters had the option to purchase 2,500,000 additional shares of common stock, and on March 9, 2021, the underwriters exercised the option to purchase 2,329,234 shares of common stock. We received net proceeds of $370.5 million, after deducting underwriting discounts and commissions of $23.9 million and deferred offering costs of $4.5 million. Deferred, direct offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of our common stock in the IPO, including the legal, accounting, printing and other offering related costs. Upon completion of the IPO, these deferred offering costs were reclassified from current assets to stockholders’ equity and recorded against the net proceeds from the offering.

Note 2:Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (VIEs) for which it is the primary beneficiary and entities for which it is the controlling general partner. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for uncollectible accounts; useful lives of property and equipment and the valuation of goodwill and intangible assets; risk-score adjustments to participant revenues; reported and estimated claims; accruals; the determination of assumptions for stock-based compensation costs; deferred taxes, including the determination of a need for a valuation allowance; valuation of the contingent consideration; legal contingencies, including medical malpractice claims; the determination of fair value of net assets acquired in a business combination; and other fair value measurements. Actual results may differ from previously estimated amounts.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and financial instruments issued by major financial institutions that have an original maturity of less than three months. Amounts are reported in the consolidated balance sheets at cost, which approximates fair value.

The Company’s cash and cash equivalents are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. The FDIC insurance coverage is $250,000 on the aggregate of interest bearing and non-interest bearing accounts.

Investments

Investments do not have a readily determinable fair value and are carried at cost, less impairment plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Investments are evaluated for impairment each reporting period using a qualitative assessment of impairment indicators. If impairment indicators are present, the investment will be written down to its fair value and the difference between its fair value and carrying value will be recorded in net income. No impairment indicators were present for the fiscal year ended June 30, 2021. The Company had investments of $2.6 million as of both June 30, 2021 and 2020. See Note 7 for more information.

Restricted Cash

Restricted cash includes (1) cash held in certificates of deposit of $2.2 million and collateral for letters of credit of $1.6 million as of June 30, 2021 and 2020, respectively, and (2) cash held for participants who have established a personal-needs account to pay for nonmedical personal expenses, payment of which only occurs upon participant authorization, in the amount of approximately $0.02 million as of both June 30, 2021 and 2020. The Company records a related deposit liability for any participant contributions to these personal-needs accounts in accounts payable and accrued expenses in the consolidated balance sheets.

Accounts Receivable

The Company provides comprehensive health care services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. The concentration of net receivables from participants and third-party payers as of June 30, 2021 and 2020 was as follows:

	2021	2020
Medicaid	60%	72%
Medicare	20%	12%
Private pay and other	20%	16%
Total	100%	100%

The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts. The balance of the allowance for uncollectible accounts was $4.4 million as of June 30, 2021, compared to $6.4 million as of June 30, 2020.

In fiscal year 2021, the Company and the Colorado Department of Health Care Policy & Financing (“HCPF”) completed the reconciliation for fiscal years 2018 and 2019. The reconciliation resulted in a reduction of accounts receivable of $17.0 million and due to Medicaid of $13.6 million, which was recorded in fiscal year 2021. The Company does not expect adjustments related to the reconciliation to be significant in future periods.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the shorter of estimated useful lives or lease terms, if the assets are being leased.

Property and equipment were comprised of the following as of June 30:

	Estimated
dollars in thousands	Useful Lives	2021	2020
Land	N/A	$11,980	$8,580
Buildings and leasehold improvements	10 - 40 years	104,724	79,514
Software	3 - 5 years	13,316	11,387
Equipment and vehicles	3 - 7 years	35,341	28,814
Construction in progress	N/A	22,130	7,069
		187,491	135,364
Less accumulated depreciation and amortization		(44,776)	(32,870)
Total property and equipment, net		$142,715	$102,494

Depreciation of $11.6 million and $10.6 million was recorded during the fiscal years ended June 30, 2021 and 2020, respectively. Land is not depreciated, and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred.

During fiscal year 2020, the Company terminated the lease agreement at our Roosevelt Pennsylvania location, which resulted in a write off of leasehold improvements of $1.1 million which is disclosed within other income (expense) on the consolidated statement of operations.

The costs of acquiring or developing internal-use software, including directly related payroll costs for internal resources, are capitalized. Software maintenance and training costs are expensed in the period incurred.

Interest is capitalized on construction projects, including internal-use software development projects, while in progress. During the fiscal years ended June 30, 2021 and 2020, the Company capitalized interest of approximately $1.0 million and $0.1 million, respectively.

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and the resulting gain or loss, if any, is reflected in the consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment charges were recorded in the fiscal years ended June 30, 2021 or 2020.

Equity Method Investments

The Company uses the equity method to account for investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company’s investments in these nonconsolidated entities is reflected in the Company’s consolidated balance sheets under the equity method, and the Company’s proportionate net income (loss), if any, is included in the Company’s consolidated statements of operations as equity income (loss).

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value. There were no write-downs in the fiscal years ended June 30, 2021 or 2020.

Goodwill and Intangible Assets

Intangible assets consist of customer relationships acquired through business acquisitions. Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill is not amortized but is tested for impairment at least annually.

The Company tests goodwill for impairment annually on April 1st or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has three reporting units for evaluating goodwill impairment.

ASC 350, Intangibles — Goodwill and Other (“ASC 350”), allows entities to first use a qualitative approach to test goodwill for impairment. When the reporting units where the Company performs the quantitative goodwill impairment are tested, the Company compares the fair value of the reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. There were no goodwill impairments recorded during the years ended June 30, 2021 and 2020.

Customer relationships represent the estimated values of customer relationships of acquired businesses and have definite lives. The Company amortizes these intangible assets on a straight-line basis over their ten-year estimated useful life. Intangible assets are reviewed for impairment in conjunction with long-lived assets. There were no intangible asset impairments recorded during the years ended June 30, 2021 and 2020.

Reported and Estimated Claims

Reported and estimated claims consist of unpaid claims reported as of the balance sheet date and estimates of claims incurred on or before June 30 that have not been reported by that date (IBNR). Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, and other factors. These complex estimation methods and the resulting reserves are continually reviewed and updated, and any adjustments deemed necessary to contemplate new or updated information are reflected in current operations.

Contingent Consideration

The Company records contingent consideration at the time of agreement and records changes in the fair value of contingent consideration each reporting period in the consolidated statements of operations as a component of other operating expense (income).

During the year ended June 30, 2021, we paid contingent consideration relating to our acquisition of NewCourtland, as defined and described in Note 4. During the year ended June 30, 2020, we paid contingent consideration related to (i) the acquisition of Riverside and (ii) acquisition of Charlottesville, each as defined and described in Note 4. There are no amounts outstanding related to contingent consideration as of June 30, 2021.

Debt Issuance Costs

Debt issuance costs are those costs that have been incurred in connection with the issuance of long-term debt and are offset against long-term debt in the consolidated balance sheets. Such costs are being amortized over the term of the underlying debt using the straight-line method, as the difference between that and the effective interest method are immaterial.

Treasury Stock

Treasury stock purchases are accounted for under the cost method where the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to paid-in-capital in excess of par value using the average-cost method.

Revenue Recognition

The Company’s PACE operating segment provides comprehensive health care services to participants on the basis of fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are amended annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. New agreements have been executed for the periods (i) January 1, 2021 through December 31, 2021 for California and (ii) July 1, 2021 through June 30, 2022 for all other states except Pennsylvania, for which we are currently operating in good standing under the 2020 amended agreement while the agency finalizes its 2021 amendment. Capitation payments are recognized as revenue in the period in which the services are provided.

Capitation payments received for PACE participants under Medicare Advantage plans are subject to retroactive premium risk adjustments based upon various factors. The Company estimates the amount of current-year adjustments in revenues. As final settlements are determined by CMS, we record any corresponding retroactive adjustments.

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

At times, the Company accepts participants into the program pending final authorization from Medicaid. If Medicaid coverage is later denied and there are no alternative resources available to pay for services, the participant is disenrolled. Any costs incurred on behalf of these participants were nominal in the fiscal years ended June 30, 2021 and 2020.

Adoption of ASC 606, Revenue from Contracts with Customers

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) requires companies to exercise more judgment and recognize revenue using a five-step process. The Company adopted ASC 606 using the modified retrospective method for all contracts effective July 1, 2020. Under the modified retrospective method, the Company applied ASC 606 to contracts that were not complete as of July 1, 2020 and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of accumulated deficit. Prior periods were not adjusted. No cumulative-effect adjustment in retained earnings was recorded as the adoption of ASC 606 did not materially impact the Company’s consolidated financial statements or results of operations.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performed the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue as the entity satisfies a performance obligation.

Revenues for the year ended June 30, 2020 were presented under ASC 605, Revenue Recognition (“ASC 605”). Under ASC 605, the Company recognized revenue when all of the following criteria were met: Persuasive evidence of an arrangement exists; the sales price is fixed or determinable; collection is reasonably assured; and services have been rendered.

Capitation Revenue and Accounts Receivable

Our capitation revenue relates to contracts with participants in which our performance obligation is to provide healthcare services to the participants. Revenues are recorded during the period our obligations to provide healthcare services are satisfied as noted below within each service type. The Company contracts directly with Medicare and Medicaid on a PMPM basis. We receive 100% of the pooled capitated payment to directly provide or manage the healthcare needs of our participants.

Fees are recorded gross in revenues because the Company is acting as a principal in providing for or overseeing comprehensive care provided to the participants. Neither the Company nor any of its affiliates is a registered insurance company because state law in the states in which it operates does not require such registration for risk-bearing providers.

In general, a participant enrolls in the PACE program and is considered a customer of InnovAge. The Company considers all contracts with participants as a single performance obligation to provide comprehensive medical, health, and social services that integrate acute and long-term care. The Company identified that contracts with customers in the PACE program have similar performance obligations and therefore groups them into one portfolio. This performance obligation is satisfied as the Company provides comprehensive care to its participants.

Our revenues are based on the estimated per member, per month (“PMPM”)  amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on per-member, per-month capitation rates under the PACE program.  VA is included in “Private Pay and other” and is also capitated.  Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate.

The Company disaggregates capitation revenue from the following sources for the year ended June 30:

	2021	2020
Medicaid	53%	55%
Medicare	47%	44%
Private pay and other	* %	1%
Total	100%	100%

* Less than 1%

The Company determined the transaction price for these contracts is the amount we expect to be entitled to, which is the most likely amount. For certain capitation payments, the Company is subject to retroactive premium risk adjustments based on various factors. The Company estimates the amount of the adjustment and records it monthly on a straight-line basis. These adjustments are not expected to be material.

Our accounts receivable as of June 30, 2021 and 2020 is primarily from capitation revenue arrangements.

The capitation revenues are recognized based on the estimated PMPM transaction price to transfer the service for a distinct increment of the series (i.e. month). We recognize revenue in the month in which participants are entitled to receive comprehensive care benefits during the contract term. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised (i) 12% and 11% of capitation revenues for the years ended June 30, 2021 and 2020, respectively, and (ii) 21% and 19% of external provider costs for the years ended June 30, 2021 and 2020, respectively.

 Other Service Revenue and Accounts Receivable

Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Other service revenue was 0.4% of total revenue for each of the years ended June 30, 2021 and 2020. Accounts receivable related to other service revenue were not significant as of both June 30, 2021 and 2020, respectively.

Remaining Performance Obligations

As our performance obligations relate to contracts with a duration of one year or less, the Company elected the optional exemption in ASC 606-10-50-14(a). Therefore, the Company is not required to disclose the transaction price for the remaining performance obligations at the end of the reporting period or when the Company expects to recognize revenue. The Company had minimal unsatisfied performance obligations at the end of the reporting periods as our participants have received services through the end of the reporting period.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Professional Liability Claims

The Company records a liability for medical malpractice claims based on estimated probable losses and costs associated with settling these claims and a receivable to reflect the estimated insurance recoveries, if any. See Note 12.

Advertising Costs

The Company’s purchased services and contracts expenses include media advertising, tactical advertising, and promotion costs. The creative portion of these activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run, unless such costs support direct-response advertising campaigns. In that case, these costs are capitalized and amortized over the period estimated to benefit from the campaign. Total advertising expenses were $6.5 million and $8.0 million for the fiscal years ended June 30, 2021 and 2020, respectively.

Stock-based Compensation

The Company has long-term equity incentive plans that provide for stock-based compensation, including the granting of stock options, profits interest units and restricted stock units to employees, directors, consultants, or advisers, as determined by each of the respective plans.

The Company utilizes the Black-Scholes option-pricing model to determine the fair value of the stock options on the date of grant. This model derives the fair value of the options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate, and dividend yield. The Company uses the Monte Carlo option model to determine the fair value of the granted profits interests units.

For service-vesting awards, we recognize stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. If the award was, in substance, multiple awards, we recognize stock-based compensation expense over the requisite service period for each separately vesting portion of the awards. For performance-vesting awards, we recognize stock-based compensation expense when it is probable that the performance condition will be achieved. We analyze if a performance condition is probable for each reporting period through the settlement date for awards subject to performance vesting. Stock-based compensation is included in corporate, general and administrative expenses on our consolidated statements of operations.

Shares issued pursuant to our equity incentive plans, as described in Note 13, are issued from authorized but unissued shares or from shares, if any, held by the Company as treasury stock. See Note 13.

Income Taxes

The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of SH1 and InnovAge Sacramento have elected to be taxed as partnerships, and no provision for income taxes for SH1 or InnovAge Sacramento is included in these consolidated financial statements.

A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of provision for income taxes.

Variable Interest Entities (VIE)

A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk or whose equity owners lack certain decision-making and economic rights. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The primary beneficiary is required to consolidate the VIE. SH1 and PWD, each as defined and described in Note 5, are considered to be VIEs. The Company is not considered the primary beneficiary of PWD but is considered the primary beneficiary of SH1.

Coronavirus Disease ("COVID-19") Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, continue to take additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are continuing to disrupt normal business operations both in and outside of affected areas and have had significant negative impacts on businesses worldwide. As a PACE company, we have been and will continue to be impacted by the effects of COVID-19; however, we remain committed to carrying out our mission of caring for our participants. We continue to closely monitor the impact of COVID-19 on all aspects of our business, including the impacts to our employees, participants and suppliers; however, at this time, we are unable to estimate the ultimate impact the pandemic will have on our consolidated financial condition, results of operations or cash flows.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into legislation. The CARES Act provided for $100.0 billion of funding to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Under the CARES Act, the state of Pennsylvania signed into law the Act 24 of 2020, which allocates $10.0 million of funding from the federal CARES Act to managed long-term care organizations. Funding from the Act 24 of 2020 was required to be used to cover necessary COVID-19 related costs incurred between March 1, 2020 and November 30, 2020 for entities in operation as of March 31, 2020. Our Pennsylvania centers were granted $1.0 million of funding from Act 24. During the year ended June 30, 2020, we recognized $0.7 million of such funds as a reduction of expense within our consolidated statement of operations, with the remaining $0.3 million recognized during the year ended June 30, 2021. The CARES Act also provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period of May 1, 2020 through December 31, 2021.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 (“ASU 2014-09”), and has since issued various amendments which provide additional clarification and implementation guidance to Topic 606, Revenue from Contracts with Customers, which superseded revenue recognition guidance in ASC 605. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.

This guidance is effective for the annual reporting period beginning July 1, 2020, and interim reporting periods within the annual reporting period beginning July 1, 2021. Effective July 1, 2020, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of June 30, 2020. As a result of electing the modified retrospective adoption approach, results for reporting periods beginning after July 1, 2020 are presented under ASC 606. There was no material impact upon the adoption of ASC 606, therefore the Company did not record any adjustments to retained earnings at July 1, 2020 or for any periods previously presented.

Non-employee Awards

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. The effective date for this amendment is for fiscal years beginning after December 15, 2019. Early adoption is permitted, but no earlier than a reporting entity’s adoption date of ASC 606. The

Company adopted ASC 606 and ASU 2018-07 on July 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

Codification Improvements

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”), which made minor amendments to the codification in order to correct errors, eliminate inconsistencies and provide clarifications in current guidance. ASU 2018-09 amends Subtopics 470-50, Debt Modifications and Extinguishments, and 718-40, Compensation-Stock Compensation-Income Taxes, among other Topics amended within the update. Several of the Topics within the ASU were effective immediately upon issuance of ASU 2018-09, however, some amendments require transition guidance which is effective for nonpublic business entities for fiscal years after beginning after December 15, 2019. The Company adopted the new guidance on July 1, 2020, noting no impact on its consolidated financial statements and related disclosures.

Fair Value Measurements

In August 2018, the FASB issued ASC 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company adopted the new guidance on June 1, 2020, noting no impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02 Leases (ASU 2016-02), which was intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. In June 2020, FASB issued ASU 2020-05 Revenue from contracts with customers (Topic 606) and leases (Topic 842)—Effective dates for certain entities which deferred the new lease standard effective date for the Company to December 15, 2022, with early adoption permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

Financial Instruments

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. This guidance also expands the required credit loss disclosures and will be applied using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The ASU is effective for private companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this guidance for the annual and interim reporting periods beginning July 1, 2023. The Company has not determined the effect of the standard on its consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. Adoption of ASU 2019-12 is not expected to have a material effect on the Company’s consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

Note 3:Equity

Equity Owner Transaction

On July 27, 2020, the Company, Ignite Aggregator LP (“Purchaser”), and the former equity holders of the Company (“Sellers”) entered into a Securities Purchase Agreement (the “Agreement”), effective July 27, 2020. Under the terms of the Agreement, the Sellers sold a portion of their equity interest to the Purchaser. The Purchaser and the Sellers then contributed their equity interests in the Company to a newly formed limited partnership, TCO Group Holdings, L.P. (the “LP”) resulting in the Company being wholly owned by the LP.

Concurrently with the entry into the Agreement, the Company amended and restated its 2016 Credit Agreement (as defined below), see Note 10 for further discussion. A portion of the proceeds from the 2016 Credit Agreement were used by the Company to repurchase 16,095,819 shares of its common stock for $77.6 million from certain members of management, including certain members of the Board of Directors, and certain members of our equity partner. The common stock was then recognized as Treasury stock. The Treasury stock was retired in March 2021, see Note 14.

Additionally, as part of the Agreement, the Company executed an Option Cancellation Agreement (the “Cancellation Agreement”), which canceled the Company’s common stock option awards of 16,994,975 granted under the 2016 Equity Incentive Plan for $74.6 million. Such cancellation resulted in a settlement of the awards. Vesting of the contingent performance-based awards was not deemed probable at the time of the settlement resulting in the settlement of the contingent performance-based awards being recorded as Corporate, general and administrative. Vesting of the time vesting awards was deemed probable at the time of the settlement resulting in a portion of the settlement of the time vesting awards being recorded as Corporate, general and administrative expense and the remainder being recorded as a reduction to Additional paid-in capital. Of the total settlement, $45.4 million was recorded as Corporate, general and administrative expense and $32.4 million was recorded as a reduction to Additional paid-in capital. The Cancellation Agreement resulted in the option holders receiving the same amount of cash that they would have received had they exercised their options, participated in the repurchase described above and sold their remaining shares.

As part of the transaction, the Company incurred $22.6 million in transaction costs, of which $13.1 million was recognized as Corporate, general and administrative expense and $9.5 million was recognized as a distribution to owner as the costs were paid on behalf of the owners.

Capital Contribution

On October 15, 2020, Finback Pace, LP contributed $20.0 million for an investment in the LP, which in turn contributed the funds to the Company.

Note 4:Acquisitions

Other than the consolidation of InnovAge Sacramento, which we accounted for as a step-acquisition and is described in Note 6, there were no acquisitions executed during the fiscal years 2020 or 2021.

Payments Pursuant to Acquisition Agreements

During the fiscal year ended June 30, 2019, the Company finalized the acquisition of NewCourtland LIFE Program (“NewCourtland”) in Pennsylvania. The Company paid a base purchase price of $30 million, subject to certain net working capital and closing adjustments plus deferred cash consideration of up to $20 million. On March 8, 2021, we completed our IPO, which satisfied the condition that the Company sell equity securities pursuant to an effective registration statement. Accordingly, $20.0 million of contingent consideration was paid under the terms of the acquisition agreement.

During the fiscal year ended June 30, 2019, the Company finalized the acquisition of two Virginia PACE centers formerly part of Riverside Healthcare Association, Inc.’s PACE Program (“Riverside”). The Company paid a base purchase price of $6.8 million, subject to certain net working capital and closing adjustments. The Company finalized the net working capital and closing adjustment calculations during the fiscal year ended June 30, 2020, which resulted in the Company paying an additional $0.3 million to Riverside.

During the fiscal year ended June 30, 2019, the Company finalized the acquisition of Charlottesville Area Retirement Services, Inc. (“Charlottesville”). The Company paid a base purchase price of $5.26 million, subject to certain net working capital and closing adjustments. The Company finalized the net working capital and closing adjustment calculations during the fiscal year ended June 30, 2020, which resulted in the Company paying an additional $0.3 million to Charlottesville.

Note 5:Variable Interest Entity

Pinewood Lodge, LLP (“PWD”) is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting and is included in equity method investments in the accompanying consolidated balance sheets. The equity earnings of PWD are insignificant. The balance of the Company’s investment in PWD is $0.8 million, which represents the maximum exposure to loss.

InnovAge Senior Housing Thornton, LLC (“SH1”) is a VIE. The Company is the primary beneficiary of SH1 and consolidates SH1. The Company is the primary beneficiary of SH1 because it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for the convertible term loan held by SH1.

The following table shows the assets and liabilities of SH1 as of June 30:

	2021	2020

	in thousands
Assets
Cash and cash equivalents	$431	$435
Accounts receivable	—	1
Prepaid expenses and other	5	7
Property, plant and equipment, net	10,164	10,501
Deposits and other, net	390	376
Liabilities
Accounts payable and accrued expenses	219	199
Current portion long-term debt	40	38
Noncurrent liabilities	454	454
Long-term debt, net of debt issuance costs	3,827	3,901

Note 6:Nonconsolidated Entities

Prior to January 1, 2021, the Company had two nonconsolidated equity method investments; PWD and InnovAge Sacramento.

On March 18, 2019, in connection with the formation of InnovAge Sacramento, the joint venture with Adventist Health System/West (“Adventist”) and Eskaton Properties, Incorporated (“Eskaton”), the Company contributed $9.0 million in cash and land valued at $4.2 million for a 59.9% membership interest in the joint venture, InnovAge Sacramento. Further, Adventist contributed $5.8 million in cash and Eskaton contributed $3.0 million in cash for membership interests of 26.41% and 13.69%, respectively. The Company made an additional contribution of $52,000 to obtain an additional 0.1% membership interest in the joint venture. With the acquisition of the additional 0.1% membership interest, the Company obtained control of InnovAge Sacramento effective January 1, 2021. Accordingly, beginning January 1, 2021, the results of InnovAge Sacramento are included in our consolidated results of operations.

The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members’ may be required to purchase, at fair market value, the interests of certain other members. As of June 30, 2021, none of the conditions specified in the JV Agreement had been met.

At the consummation of the JV Agreement, the Company issued to Adventist, warrants (the “Sacramento Warrants”) to purchase 5% of the Company’s issued and outstanding common stock, par value $0.001 at an exercise price equal to the fair market value per share at the time of exercise of this warrant. The Sacramento Warrants fully vest on the exercise date, which is defined as the date on which Adventist has made aggregate capital contributions in an amount greater than $25.0 million to one or more joint venture entities in which Adventist and the Company hold equity (the “Investment Threshold”).

On February 9, 2021, the Company entered into an amendment agreement with our joint venture partner Adventist to amend the Sacramento Warrants. The amendment removes the Investment Threshold requirement and grants Adventist the right to purchase up to $15.0 million of the Company’s common stock at an exercise price equal to the IPO price. The warrant is exercisable for one year beginning on the date of the consummation of the IPO. As of June 30, 2021, Adventist had not exercised any warrants.

At inception, the Sacramento Warrants were initially determined to be equity-based payments to nonemployees and as such the measurement date for these warrants was considered to be the date when the Investment Threshold is reached. At the time of the amendment, due to the removal of the Investment Threshold, the warrants were evaluated under ASC 815-40, Contracts in an Entity’s Own Equity, which resulted in a liability classification from the date of the amendment through completion of our IPO, due to the variable amount of shares which could be issued. Upon completion of the IPO, the number of shares to be issued were no longer variable, which resulted in the warrants being recorded in equity. In 2021, we recorded a charge of $2.3 million, representing the fair value of the warrants from inception through the date of completion of the IPO, in other income (expense) in the condensed consolidated statement of operations.

Effective January 1, 2021, we obtained control of InnovAge Sacramento through acquisition of an additional 0.1% membership interest, which we consider to be a step acquisition, whereby the Company re-measured the previously held equity method investment to fair value. This resulted in a gain on consolidation of $10.9 million, which is recorded in gain on equity method investment in the condensed consolidated statement of operations. The fair value of the previously held equity investments was determined using a discounted cash flow model.

We accounted for the transaction as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill.

The fair value of the assets acquired and net liabilities assumed in the step acquisition are as follows as of January 1, 2021:

January 1,
2021
Assets:	in thousands
Cash	$646
Accounts receivable	786
Property and equipment, net	30,667
Goodwill	8,078
Total assets	40,177

Liabilities:
Accounts payable	530
Reported and estimated claims	330
Due to Medicaid and Medicare	77
Capital leases	428
Other liabilities	48
Total liabilities	$1,413

The following table sets forth the results of InnovAge Sacramento for the six months ended December 31, 2020. The results of InnovAge Sacramento are consolidated beginning January 1, 2021.

Six Months Ended
December 31, 2020
in thousands
Revenue:
Total revenue	$2,297
Less: members’ interest	921
The Company’s interest	1,376
Cost of operations:
Total cost of operations	4,538
Less: members’ interest	1,820
The Company’s interest	2,718
The Company’s interest in net loss	$(1,342)

Note 7:Investments

On June 14, 2019, the Company invested $1.5 million in DispatchHealth Holdings, Inc., ("DispatchHealth") through the purchase of a portion of its outstanding Series B Preferred Stock. On April 2, 2020, the Company invested an additional $1.1 million through the purchase of a portion of its outstanding Series C Preferred Stock. The investment does not have a readily determinable fair value and the Company has elected to record the investment at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the period ended June 30, 2021 and 2020, there were no observable price changes.

Note 8:Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired. Pursuant to ASC 350, “Intangibles — Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the years ended June 30, 2021 and 2020.

The following summarizes the changes in goodwill for the fiscal years ended June 30:

in thousands	2021	2020
Balance as of beginning of period	$116,139	$117,268
Adjustments(a)	—	(1,129)
Goodwill acquired during the period	8,078	-
Balance as of end of period	$124,217	$116,139
(a)	The adjustment in fiscal year 2020 related to the final net working capital settlement for acquisitions that occurred during the fiscal year ended June 30, 2019.

Intangible assets consisted of the following as of June 30:

in thousands	2021	2020
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	—
Total intangible assets	8,600	6,600
Accumulated amortization	(2,082)	(1,423)
Balance as of end of period	$6,518	$5,177

Intangible assets with a finite useful life continue to be amortized over their useful lives. The Company recorded amortization expense of $0.7 million and $0.6 million for the years ended June 30, 2021 and 2020, respectively.

The total expected future annual amortization expense for the next 5 years ended June 30, is as follows:

in thousands	Amortization Expense
2022	$660
2023	660
2024	660
2025	660
2026	660

We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the years ended June 30, 2021 and 2020.

Note 9:Leases

Property and equipment includes property under various capital leases. These leases have expiration dates ranging from July 2021 to September 2025, varying interest rates, and generally include an option to purchase the equipment at fair value at the end of the underlying lease period. The Company’s capital leases included the following:

	June 30,	June 30,
	2021	2020

	in thousands

Equipment	$13,302	$9,845
Less accumulated depreciation	(7,081)	(4,829)
Total capital leases	$6,221	$5,016

Certain of the Company’s property and equipment is leased under operating leases. Total rental expense under operating leases was $4.5 million and $4.8 million for the year ended June 30, 2021 and 2020, respectively.

Future minimum lease payments related to (i) capital leases having initial terms of more than one year and (ii) non-cancelable operating leases as of June 30, 2021 were as follows:

		Operating Leases
	Capital Leases	Minimum Lease
in thousands	Obligations	Payments
2022	$2,524	$3,550
2023	2,468	4,289
2024	1,941	3,926
2025	1,169	3,450
2026	134	3,371
Thereafter	—	13,909
Total	8,236	$32,495
Less amount representing interest	(967)
Total minimum lease payments	7,269
Less current maturities	2,079
Noncurrent maturities	$5,190

Note 10: Long-term Debt

The components of our long-term debt are as follows:

	June 30,	June 30,
	2021	2020

	in thousands
Senior secured borrowings:
Term Loan Facility	$75,000	$187,625
Revolving Credit Facility	—	25,000
Convertible term loan	2,367	2,401
Total debt	77,367	215,026
Less unamortized debt issuance costs	2,003	2,656
Less current maturities	3,790	1,938
Noncurrent maturities	$71,574	$210,432

2016 Credit Agreement

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

The structure of the amendment to the 2016 Credit Agreement as amended on July 27, 2020 led to an extinguishment of debt for certain lenders and a modification of debt for other lenders. The total debt structure extinguishment for certain lenders was $57.1 million which led to the write off of $1.0 million in debt issuance costs which was recorded in loss on extinguishment of debt for the year ended June 30, 2021. The total debt structure that was modified was $250.0 million, while the new debt issued was $50.0 million, which resulted in $9.1 million of debt issuance costs being capitalized.

2021 Credit Agreement

On March 8, 2021, concurrently with the closing of the IPO, the Company entered into a new credit agreement (the “2021 Credit Agreement”) that replaced the 2016 Credit Agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. The maturity date of each of the Term Loan Facility and the Revolving Credit Facility is March 8, 2026. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility is paid each calendar quarter beginning September 2021 in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the Term Loan Facility, together with proceeds from the IPO, were used to repay amounts outstanding under the 2016 Credit Agreement.

The structure of the 2021 Credit Agreement led to a 2.0% prepayment fee as the cancellation of the 2016 Credit Agreement occurred prior to the first anniversary of the July 27, 2020 amendment of the 2016 Credit Agreement, an extinguishment of debt for certain lenders, and a modification of debt for other lenders. The total prepayment fee was $6.0 million and is recorded in loss on extinguishment of debt in the consolidated statements of operations. The total debt structure extinguishment for certain lenders was $250.0 million which led to the write off of $7.5 million in debt issuance costs which was recorded in loss on extinguishment of debt for the year ended June 30, 2021. The total debt structure that was modified was $25.0 million related to each of the term loan and the revolver, while the new debt issued was $50.0 million related to the term loan and $75.0 million related to the revolver. This resulted in $2.1 million of debt issuance costs being capitalized.

Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of June 30, 2021, the interest rate on the Term Loan Facility was 1.84%. As of June 30, 2020, the interest rate on the senior secured term loan under the 2016 Credit Agreement was 6.0%. Prior to the entry into the 2021 Credit Agreement, the revolving credit facility fee accrued at 0.5%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly.

During the year ended June 30, 2020, the Company borrowed $25.0 million under the revolving credit facility at an interest rate of 3.94%, to ensure sufficient funds available during the unknown time of the COVID-19 pandemic and for general corporate purposes. The Company repaid all outstanding amounts on the revolving credit facility and as of June 30, 2021 had no outstanding borrowings. The remaining capacity under the Revolving Credit Facility as of June 30, 2021 was $100.0 million, subject to (i) any issued amounts under our letters of credit, which as of June 30, 2021 was $2.1 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing.

The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. The Company was in compliance with the covenants of the 2021 Credit Agreement and the 2016 Credit Agreement as of June 30, 2021 and 2020, respectively.

The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. Total amortization of deferred financing costs was $1.1 million and $0.6 million for the year ended June 30, 2021 and 2020, respectively.

Convertible Term Loan

On June 29, 2015, SH1 entered into a convertible term loan. Monthly principal and interest payments of $0.02 million commenced on September 1, 2015, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030. The loan is secured by a deed of trust to Public Trustee, assignment of leases and rents, security agreements, and SH1’s fixture filing.

Aggregate maturities of our debt as of June 30, 2021 were as follows:

Long-term
debt
in thousands

Year ending June 30:
2022	$3,790
2023	3,793
2024	3,796
2025	3,799
2026	60,052
Thereafter	2,137
Total debt	$77,367

Note 11: Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources outside the reporting entity. Unobservable inputs are inputs that reflect the Company’s own assumptions based on market data and assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The sensitivity to changes in inputs and their impact on fair value measurements can be significant.

The three levels of inputs that may be used to measure fair value are:

Level 1Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date

Level 2Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities

Level 3Unobservable inputs to the valuation techniques that are significant to the fair value measurements of the assets or liabilities

Recurring Measurements

Effective August 7, 2018, the Company finalized the acquisition of NewCourtland in Pennsylvania. The Company paid a base purchase price of $30.0 million, subject to certain net working capital and closing adjustments plus contingent consideration of up to $20.0 million. Such contingent consideration will be paid over a specified period if certain conditions outlined in the Securities Purchase Agreement are met. These conditions are based upon the performance of the PACE centers acquired in the NewCourtland acquisition for the two fiscal years following the acquisition, as well as potential payments to be made in the event of the Company being acquired, selling substantially all of its assets, or selling equity securities pursuant to an effective registration statement under the Securities Act of 1933. If all of the contingent consideration of $20.0 million is paid, the lease payments in certain real estate leases between the Company and NewCourtland are reduced from their current amounts and allow the Company to exercise its option to purchase the leased buildings at fair market value, after the initial term of the lease.

On March 8, 2021, we completed our IPO, which satisfied the condition that the Company sell equity securities pursuant to an effective registration statement. Accordingly, $20.0 million of contingent consideration was paid under the terms of the Securities Purchase Agreement.

There are no amounts of contingent consideration outstanding after the $20.0 million payment.

Changes in fair value resulted in immaterial amounts recorded in other operating (income) expense within the consolidated statement for the fiscal years ended June 30, 2021 and 2020.

There were no transfers in and out of Level 3 during the fiscal year ended June 30, 2021 and 2020. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.

Nonrecurring Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. No such amounts were recorded during the years ended June 30, 2021 or 2020.

Note 12: Commitments and Contingencies

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

Litigation

From time to time in the normal course of business, the Company is involved in or subject to legal proceedings related to its business. The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred, and to determine if accruals are appropriate. The Company expenses legal costs as such costs are incurred

Note 13: Stock-based Compensation

A summary of our aggregate share-based compensation expense is set forth below. Stock-based compensation expense is included in corporate, general and administrative expenses on our consolidated statements of operations.

	Year ended June 30,
	2021	2020

	in thousands

Stock options (a)	$45,387	$543
Profits interests units	1,629	—
Restricted stock units	35	—
Total stock-based compensation expense	$47,051	$543

(a)	The amount for 2021 relates to stock-based compensation expense recognized as a result of the Cancellation Agreement transaction, as defined and described below.

2016 Equity Incentive Plan

The Company maintained the 2016 Equity Incentive Plan pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock that was authorized under the 2016 Equity Incentive Plan was 17,836,636, of which a total of 16,994,976 awards were granted. The 2016 Equity Incentive Plan provided for the following general vesting terms:

a)	Half vested over time (“Time Vesting Awards”). Time Vesting Awards vested on the first anniversary of the grant date in the range of 25% to 62.5%, and the remaining Time Vesting Awards vest ratably on a semiannual basis thereafter through the fourth anniversary of the grant date.
b)	Half vested upon the attainment of certain performance-based criteria measured at the time the Company experiences a liquidity event, as defined by the 2016 Equity Incentive Plan (“Contingent Performance-Based Awards”).

Stock options were exercisable over a period of time not to exceed 10 years from the date of grant.

Cancellation of Stock Option Awards Under 2016 Equity Incentive Plan

On July 27, 2020, the Company, Ignite Aggregator LP, and the equity holders of the Company entered into a Securities Purchase Agreement, and in conjunction therewith, the Company amended and restated the 2016 Credit Agreement. A portion of the proceeds from the 2016 Credit Agreement were used by the Company to repurchase 16,095,819 shares of its common stock from the certain members of management, the Board of Directors, and members of our equity partner. Additionally, as part of the 2016 Credit Agreement, the Company executed the Cancellation Agreement, as defined in Note 3, with each of the 2016 Equity Incentive Plan option holders, pursuant to which the Company’s 16,994,976 common stock options which were granted under the 2016 Equity Incentive Plan, were cancelled. The Cancellation Agreement resulted in the option holders receiving the same amount of cash that they would have received had they exercised their options, participated in the repurchase described above and sold their remaining shares. The 2016 Equity Plan was cancelled and replaced with the 2020 Equity Incentive Plan, as described below.

The Company utilized the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate, and dividend yield. The Company’s expected volatility was based on the historical volatility of similar publicly traded companies deemed by the Company to be its peers. The risk-free interest rate assumption was based upon the Federal Reserve Board’s Treasury Constant Maturities for the expected term of the Company’s stock option awards, and the selected dividend yield assumption was determined in view of the Company’s historical and estimated dividend payout. The Company has no reason to believe that the expected volatility of its stock price would differ significantly from the historical volatility of its peers. The Company used the simplified method to calculate the expected term for the time vesting awards. The expected term for the contingent performance-based awards was the contractual term.

The Company estimated the fair value of stock options granted using the following weighted-average assumptions:

2020
Expected volatility	34.9% - 39.3%
Expected life (years)	5.8 - 6.2
Interest rate	0.51% - 1.8%
Dividend yield	—%
Weighted-average fair value	$0.48
Fair value of underlying stock	$4.82

A summary of the stock option activity for the year ended June 30, 2021 was as follows:

			Weighted	Average
	Number of	Option	average	remaining
Time-based option awards	options	price range	exercise price	term (in years)

Outstanding balance, June 30, 2020	8,497,488	$1.00 - $2.35	$1.26	6.76
Canceled	(8,497,488)	$1.00 - $2.35	$1.26	6.76
Outstanding balance, June 30, 2021	—

		Weighted	Average
	Number of	average	remaining
Performance-based option awards	options	exercise price	term (in years)

Outstanding balance, June 30, 2020	8,497,488	$0.78	6.76
Canceled	(8,497,488)	$0.78	6.76
Outstanding balance, June 30, 2021	—

2020 Equity Incentive Plan

Profits Interests

The LP maintains the 2020 Equity Incentive Plan pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, and advisers. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. As of June 30, 2021, a total of 13,009,137 profits interests units have been granted under the 2020 Equity Incentive Plan.

These profits interests represented profits interest ownership in the LP tied solely to the accretion, if any, in the value of the LP following the date of issuance of such profits interests. Profits interests participated in any increase of LP value related to their profits interests after the hurdle value had been achieved and the LP profits interests received the agreed-upon return on their invested capital. The hurdle value per unit is $5.49 for both the performance-based and time-based units.

Each profits interests unit contains the following material terms:

(i)	The profits interests receive distributions (other than tax distributions) only upon a liquidity event, as defined, that exceed a threshold equivalent to the fair value of the LP, as determined by the Company’s Board of Directors, at the grant date.
(ii)	A portion of the units vest over a period of continuous employment or service (service-vesting units) while the other portion of the units only vest based on the level of aggregate multiple of invested capital and internal rate of return achieved by Ignite Aggregator LP, one of the limited partners of the LP, upon a change of control of the Company (performance-vesting units).

The performance-vesting units are subject to a market condition, which the Company incorporated as part of its determination of the grant date fair value of the units.

The Company used the Monte Carlo option model to determine the fair value of the granted profits interests units. As these awards were granted prior to our IPO, the stock price was based on the price realized in the equity owner transaction. Expected stock price volatility was based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. The assumptions under the Monte Carlo model related to the profits interests units, presented on a weighted-average basis, are provided below:

2021
Expected volatility	44%
Expected life (years) - time vesting units	1.8
Interest rate	0.16%
Dividend yield	—%
Weighted-average fair value	$1.28
Fair value of underlying stock	$5.49

A summary of profits interests activity for the year ended June 30, 2021 was as follows:

	Number of	Weighted average
Time-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2020	—	$—
Granted	6,686,568	$1.28
Forfeited	(99,307)	$1.17
Outstanding balance, June 30, 2021	6,587,261	$1.28

	Number of	Weighted average
Performance-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2020	—	$—
Granted	6,322,569	$0.57
Forfeited	(99,307)	$0.44
Outstanding balance, June 30, 2021	6,223,262	$0.57

The total unrecognized compensation cost related to profits interests units outstanding as of June 30, 2021 was $10.3 million, comprised (i) $6.8 million related to time-based unit awards expected to be recognized over a weighted-average period of 1.2 years and (ii) $3.5 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.

2021 Omnibus Incentive Plan

In March 2021, the compensation committee of our Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest (i) on March 4, 2023, the second anniversary of the grant date, or (ii) over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units are based on the closing market price of our common stock on the date of grant.

A summary of restricted stock units activity for the year ended June 30, 2021 was as follows:

		Weighted
		average
	Number of	grant-date fair
Restricted stock units	awards	value per share

Outstanding balance, June 30, 2020	—	$—
Granted	48,470	$22.87
Outstanding balance, June 30, 2021	48,470	$22.87

The total unrecognized compensation cost related to restricted stock units outstanding as of June 30, 2021 was $1.1 million and is expected to be recognized over a weighted-average period of 2.2 years.

Note 14: Treasury Stock

On July 27, 2020, as a part of the amendment and restatement of the 2016 Credit Agreement, a portion of the proceeds were used by the Company to repurchase 16,095,819 shares of its common stock from certain members of management, our Board of Directors and our equity partner, at $4.82 per share. As a result of the repurchase, $77.6 million was recorded as Treasury stock, see Note 3 for further discussion. In March 2021, the Company retired all outstanding shares of Treasury stock and at June 30, 2021 there were no shares of treasury stock outstanding. No repurchases were made in fiscal year ended June 30, 2021.

Note 15: Income Taxes

The Company’s effective income tax rate for the years ended June 30, 2021 and 2020 was (27.9%) and 28%, respectively, which differed from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in each period as a result of the following factors:

	Year ended June 30,
	2021	2020

	in thousands

Statutory rate	$(7,343)	$7,483
IRC Section 162(m) limitation (a)	12,526	—
Transaction costs (b)	2,770	—
Change in valuation allowance	1,500	(128)
Permanent adjustments	306	268
Prior year true-up and other	(227)	347
Income from entities not subject to taxation	66	108
State tax	173	1,790
Provision for income taxes	$9,771	$9,868
(a)	Reflects the permanent addback for the Section 162(m) limitation, which limits the deduction of compensation for the five highest paid officers to $1,000,000.
(b)	Amount relates to transaction costs incurred as a result of the July 27, 2020 transaction between us, an affiliate of Apax Partners and our then existing equity holders entering into a Securities Purchase Agreement (the “Apax Transaction”).

Provision for income taxes consisted of the following for the years ended June 30, 2021 and 2020:

	Year ended June 30,
	2021	2020

	in thousands
Current:
Federal	$2,710	$5,382
State	642	1,313
Total current tax expense	3,352	6,695

Deferred:
Federal	5,342	2,349
State	1,077	824
Total deferred tax expense	6,419	3,173
Total provision for income taxes	$9,771	$9,868

The significant components of deferred tax assets and liabilities were as follows for the years ended June 30, 2021 and 2020:

	Year ended June 30,
	2021	2020

	in thousands

Deferred tax assets:
Amortization	$2,241	$2,033
State net operating losses	1,887	387
Transaction costs	1,092	1,204
Provision for uncollectible accounts	1,112	1,644
Accrued vacation	979	984
Reported and estimated claims	941	889
Stock-based compensation	428	856
Accrued bonuses	65	38
Total deferred tax assets	8,745	8,035
Valuation allowance	(1,887)	(387)
Deferred tax assets, net of valuation allowance	6,858	7,648
Deferred tax liabilities:
Goodwill	(9,934)	(8,057)
Depreciation	(7,394)	(8,053)
Equity investment	(3,222)	(6)
Prepaid expenses	(2,008)	(814)
Total deferred tax liabilities	(22,558)	(16,930)
Net deferred tax liability	$(15,700)	$(9,282)

Carryforwards

The Company had state net operating loss carryforwards of $30.9 million and $15.0 million at June 30, 2021 and 2020, respectively, which will begin to expire in 2037 if not utilized. Additionally, the Company has no federal net operating loss carryforwards as of June 30, 2021 and 2020.

Valuation Allowance

The Company has provided $1.9 million and $0.4 million at June 30, 2021 and June 30, 2020, respectively, as a valuation allowance against its deferred tax assets for state net operating losses where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.

Other

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts that the CARES Act may have on its business. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense with no additional disallowed interest expense through June 30, 2021. While several other CARES Act provisions may impact the Company, there have not been any significant impacts noted through June 30, 2021.

The Company had no uncertain tax positions at June 30, 2021 and 2020.

The Company files income tax returns as a consolidated group, excluding SH1 and InnovAge Sacramento, in the U.S. federal jurisdiction and various states and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by U.S. federal and various U.S. state-taxing authorities.

The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations, or liquidity. The Company is subject to income tax examinations by U.S. federal and state jurisdictions for the period ended June 30, 2018 and forward. The Company is subject to income tax examinations by California, Colorado and New Mexico state jurisdictions for the period ended June 30, 2017 and forward.

Note 16: Related Parties

PWD VIE. Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, Continental Community Housing, the general partner of PWD and our wholly-owned subsidiary (the “General Partner”),  helped fund operating deficits and shortfalls of PWD in the form of a loan (the “PWD Loan”). At June 30, 2021 and 2020, $0.7 million and $0.6 million, respectively, was recorded in Deposits and other. The PWD Loan does not accrue interest. Additionally, the General Partner is paid an administration fee of $35,000 per year.

Note 17: Segment Reporting

The Company applies ASC Topic 280, “Segment Reporting,” which establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about operations, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the Company’s chief executive officer, who is the chief operating decision maker (“CODM”), and for which discrete financial information is available. The Company has determined that it has five operating segments, three of which are related to the Company’s PACE offering. The PACE-related operating segments are based on three geographic divisions, which are West, Central, and East. Due to the similar economic characteristics, nature of services, and customers, we have aggregated our West, Central, and East operating segments into one reportable segment for PACE. The Company’s remaining two operating segments relate to Homecare and Senior Housing, which are immaterial operating segments, and are shown below as “Other” along with certain corporate unallocated expenses.

As of June 30, 2021, the Company served approximately 6,850 PACE participants, making it the largest PACE provider in the U.S. based upon participants served, and operated 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia. PACE, an alternative to nursing homes, is a managed care, capitated program, which serves the frail elderly in a community-based service model. Participants receive all medical services through a comprehensive, consolidated model of care. Capitation payments are received from Medicare parts C and D; Medicaid; VA, and private pay sources. The Company is at risk for all health and allied care costs incurred with respect to the care of its participants, although it does negotiate discounted rates with its provider network consisting of hospitals, nursing homes, assisted living facilities, and medical specialists. Additionally, under the Medicare Prescription Drug Plan, the CMS share part of the risk for providing prescription medication to the Company’s participants.

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

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the twelve months ended:

	June 30, 2021			June 30, 2020
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$635,322	$—	$635,322	$564,834	$—	$564,834
Other service revenue	294	2,184	2,478	343	2,015	2,358
Total revenues	635,616	2,184	637,800	565,177	2,015	567,192
External provider costs	309,317	—	309,317	272,832	—	272,832
Cost of care, excluding depreciation and amortization	151,412	2,991	154,403	149,637	3,419	153,056
Center-Level Contribution Margin	174,887	(807)	174,080	142,708	(1,404)	141,304
Overhead costs(2)	154,607	(38)	154,569	77,482	—	77,482
Depreciation and amortization	11,951	343	12,294	10,506	785	11,291
Equity loss	1,343	—	1,343	677	1	678
Other operating (income) expense	18,211	—	18,211	918	2	920
Interest expense, net	16,595	192	16,787	14,357	262	14,619
Loss on extinguishment of debt	14,479	—	14,479	—	—	—
Gain on equity method investment	(10,871)	—	(10,871)	—	—	—
Other expense (income)	2,237	—	2,237	567	114	681
Income (Loss) Before Income Taxes	$(33,665)	$(1,304)	$(34,969)	$38,201	$(2,568)	$35,633
(1)	Center-level Contribution Margin from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments consist of Homecare and Senior Housing. Neither of those segments has ever met any of the quantitative thresholds for determining reportable segments.
(2)	Overhead consists of the Sales and marketing and Corporate, general and administrative financial statement line items.

Note 18: Earnings per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. As of June 30, 2020, there were 8,084,243 performance-based awards excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended June 30,
in thousands, except share values	2021	2020
Net income (loss) attributable to InnovAge Holding Corp.	$(43,986)	$26,278
Weighted average common shares outstanding (basic)	123,618,702	132,616,431
EPS (basic)	$(0.36)	$0.20

Dilutive shares	—	2,617,199
Weighted average common shares outstanding (diluted)	123,618,702	135,233,630
EPS (diluted)	$(0.36)	$0.19

Note 19: Subsequent Event

In August 2021, the Company acquired a minority interest equal to 806,481 shares of the outstanding common stock of Jetdoc, Inc. (“Jetdoc”), a telehealth and virtual urgent care app dedicated to effectively connecting users with medical professionals, for cash consideration of $2.0 million.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2021.

Changes to our Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm is not and will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we cease to be an “emerging growth company” as defined in the JOBS Act.

Item 9B. OTHER INFORMATION

Not applicable

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item, other than the information regarding the code of ethics and business conduct set forth below, will be set forth in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the fiscal year ended June 30, 2021, and is incorporated in this Annual Report by reference.

Code of Ethics

We have adopted a written Code of Ethics that applies to our directors, executive officers and employees, including our Chief Executive Officer, Chief Financial Officer and officers responsible for financial reporting. A current copy of the code is publicly available under “Governance” on the Investor Relations section of our website, www.investor.innovage.com. Any substantive amendments to or waivers from the Code of Ethics (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or officers responsible for financial reporting) will be disclosed on this page of the Company’s website.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2021, and is incorporated in this Annual Report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2021, and is incorporated in this Annual Report by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2021, and is incorporated in this Annual Report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2021, and is incorporated in this Annual Report by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1)    FINANCIAL STATEMENTS

The financial statements required under this Item begin on page 77 of this Annual Report on Form 10-K.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because the required information is either inapplicable or presented within the consolidated financial statements or related notes.

(a) (3)    EXHIBITS

Exhibit Index

Exhibits not filed herewith are incorporated by reference to exhibits previously filed with the SEC, as reflected in the table below.

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

4.1*	Description of Securities
4.2

Registration Rights Agreement, dated as of March 8, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021).

4.3§*	Stock Purchase Warrant Agreement, with an issuance date of March 18, 2019, by and between InnovAge Holding Corp. and Adventist Health System/West.
4.4§

Amended and Restated Amendment to InnovAge Holding Corp. Stock Purchase Warrant Agreement, effective as of February 9, 2021, by and between InnovAge Holding Corp. and Adventist Health System/West (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021).

10.1

Director Nomination Agreement, dated as of March 8, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021).

10.2	Credit Agreement, dated as of March 8, 2021, by and among Total Community Options, Inc., the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto

(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021).
10.3

Form of Director and Officer Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

10.4+

Employment Agreement, dated as of October 30, 2015, by and between Maureen Hewitt and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

10.5§+

Employment Agreement, dated as of April 13, 2017, by and between Barbara Gutierrez and Total Community Options, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

10.6+

Employment Agreement, dated as of October 30, 2015, by and between Gina DeBlassie and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

10.7+	InnovAge Holding Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 5, 2021).
10.8+	TCO Group Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).
10.9§+	Form of Stock Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 24, 2021).
10.10§+	Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 24, 2021).
21*	Subsidiaries of InnovAge Holding Corp.
23*	Consent of Deloitte & Touche LLP
24*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

_________________________________________

+Management contract or compensatory plan or arrangement

*Filed herewith

†Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K

§	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of the SEC’s Regulation S-K and will be provided on a supplemental basis to the SEC upon request.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2021INNOVAGE HOLDING CORP.

By:/s/ Barbara Gutierrez

Name:Barbara Gutierrez

Title:Chief Financial Officer

Power of Attorney.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Maureen Hewitt, Barbara Gutierrez and Nicole D’Amato, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 22, 2021.

Signature	Title

/s/ Maureen Hewitt	President, Chief Executive Officer and Director (principal executive officer)
Maureen Hewitt

/s/ Barbara Gutierrez	Chief Financial Officer (principal financial officer and principal accounting officer)
Barbara Gutierrez

/s/ John Ellis Bush	Director
John Ellis Bush

/s/ Andrew Cavanna	Director
Andrew Cavanna

/s/ Caroline Dechert	Director
Caroline Dechert

/s/ Edward Kennedy, Jr.	Director
Edward Kennedy, Jr.

/s/ Pavithra Mahesh	Director
Pavithra Mahesh

/s/ Thomas Scully	Director
Thomas Scully

/s/ Marilyn Tavenner	Director
Marilyn Tavenner

/s/ Sean Traynor	Director
Sean Traynor

/s/ Richard Zoretic	Director
Richard Zoretic