Form 10-K/A
period 2021-06-30
InnovAge Holding Corp.
filed 2021-10-28
CIK 1834376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-40159

InnovAge Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	81-0710819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 E. Lowry Boulevard Denver, Colorado (Address of Principal Executive Offices)	80230 (Zip Code)

(844) 803-8745

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which is registered
Common Stock, $0.001 par value	INNV	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Securities Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 21, 2021, there were 135,516,513 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

InnovAge Holding Corp. (the “Company,” “InnovAge,” “we” or “us”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended June 30, 2021 (the “Original Report”) to include Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. In addition, in Item 15, the Company is providing new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002, as required by the rules of the Securities and Exchange Commission (the “SEC”).

Except as described above, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Report.

Cautionary Statement Regarding Forward-Looking Statements

This Amendment includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties. All statements other than statements of historical fact included in this Amendment are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties (many of which may be amplified on account of the novel coronavirus disease (“COVID-19”) pandemic) that may cause actual results to differ materially from those that we expected, including:

●	the risk that the cost of providing services will exceed our compensation under PACE;
●	the dependence of our revenues and operations upon a limited number of government payors;
●	the effects of rules governing the Medicare, Medicaid or PACE programs;
●	the risk that our submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants;
●	the impact on our business of non-renewal or termination of capitation agreements with government payors;
●	the impact of state and federal efforts to reduce healthcare spending;
●	the effects of a pandemic, epidemic or outbreak of an infectious disease, including the ongoing outbreak of COVID-19;
●	the effect of our relatively limited operating history as a for-profit company on investors’ ability to evaluate our current business and future prospects;
●	the viability of our growth strategy and our ability to realize expected results;
●	our ability to attract new participants and grow our revenue;
●	reduction in budget appropriations or any other adverse developments in the state of Colorado;
●	our ability to manage our growth effectively, execute our business plan, maintain high levels of service and participant satisfaction and adequately address competitive challenges;
●	our ability to compete in the healthcare industry;
●	the concentration of our presence in Colorado, California, New Mexico, Pennsylvania and Virginia;
●	the impact on our business of an economic downturn;
●	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;

●	the potential adverse impact of inspection, reviews, audits, investigations, legal proceedings, enforcement actions and litigation;
●	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
●	our ability to accurately estimate incurred but not reported medical expense or the risk scores of our participants;
●	risks associated with our use of “open-source” software;
●	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
●	the impact of failures by our suppliers, material price increases on supplies or limitations on our ability to access new technology or medical products;
●	our ability to maintain our corporate culture;
●	the impact of competition for physicians and other clinical personnel and related increases in our labor costs;
●	the impact of negative publicity regarding the managed healthcare industry;
●	the impact of pandemics, such as the COVID-19 pandemic, weather and other factors beyond our control;
●	our ability to maintain and enhance our reputation and brand recognition;
●	our ability to maintain profitability in an environment of increasing expenses;
●	the impact on our business of disruptions in our disaster recovery systems or business continuity planning;
●	changes in accounting principles and guidance, resulting in unfavorable accounting charges or effects;
●	our dependence on our senior management team and other key employees;
●	our ability to attract, retain and contract with highly qualified personnel; and
●	other factors disclosed in the section entitled “Risk Factors” and elsewhere our Original Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Original Report. You should evaluate all forward-looking statements made in this Amendment in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Amendment are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors

Our business and affairs are managed under the direction of our Board, which is composed of ten directors. Our Second Amended and Restated Certificate of Incorporation (our “Certificate”) provides that the authorized number of directors may be changed only by resolution of our Board. Our Certificate also provides that our Board will be divided into three classes of directors, with the classes as nearly equal in number as possible. At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.

The following table sets forth the director class, name, age as of October 21, 2021, and other information for each member of our Board:

Name	Class	Age	Position	Director Since	Current Term Expires
Andrew Cavanna	I	47	Chair of the Board	2021	2022
Maureen Hewitt	I	60	Chief Executive Officer and Director	2021	2022
Thomas Scully	I	63	Director	2021	2022
Marilyn Tavenner	I	70	Director	2021	2022
Caroline Dechert	II	33	Director	2021	2023
Pavithra Mahesh	II	31	Director	2021	2023
Richard Zoretic	II	63	Director	2021	2023
John Ellis “Jeb” Bush	III	68	Director	2021	2024
Edward Kennedy, Jr.	III	60	Director	2021	2024
Sean Traynor	III	52	Director	2021	2024

Andrew Cavanna, Chair, began serving on our Board in March 2021 and as chair of our Board in June 2021. Mr. Cavanna has served as a Partner at Apax on its healthcare team since 2017. Prior to joining Apax, Mr. Cavanna spent eleven years at Vestar Capital Partners where he was a Managing Director and Co-Head of the Healthcare Sector. Mr. Cavanna currently serves as the chair of the board of directors of Kepro, a provider of care management and quality assurance services in the United States. Previously, Mr. Cavanna served as a member of the board for Institutional Shareholder Services from May 2014 to July 2017, and for Press Ganey Associates from March 2008 to October 2016, when the company was taken private. Mr. Cavanna earned a Bachelor’s Degree from Cornell University and a Master of Business Administration from Columbia Business School.

We determined that Mr. Cavanna’s experience in finance and the healthcare industry qualifies him to serve as a director of our Board.

Maureen Hewitt has served as our President and Chief Executive Officer since 2006 and was appointed to serve on our Board in 2020. Previously, Ms. Hewitt led for-profit and nonprofit healthcare organizations for 25 years, including companies such as Total Community Options, Inc., Summit Healthcare, Ocadian and Episcopal Homes, which focused on post-acute care, acute care, long-term care, and senior housing. Ms. Hewitt earned a Bachelor’s Degree from Western University and a Master’s Degree in Administration with an emphasis in healthcare administration and policy from Wayne State University.

We determined that Ms. Hewitt’s extensive experience in the area of healthcare and her insight into our business as our President and Chief Executive Officer make her a valuable member of our Board.

Thomas Scully began serving on our Board in March 2021. Mr. Scully joined WCAS in 2004 and currently serves as a General Partner in the healthcare group. Mr. Scully earned a Bachelor of Arts from the University of Virginia and a Juris Doctor from The Catholic University of America. Mr. Scully currently serves on the board of directors and compensation committee of Select Medical Corp. (NYSE: SEM) and on the board of directors of CareSource Management Services Holding LLC, EMERUS Holdings and Shields Health Solutions. Among other posts, Mr. Scully served in the White House and Office of Management and Budget as Health Advisor to President George H.W. Bush from 1989 to 1993, and as the Administrator of CMS from 2001 to 2004 under President George W. Bush. Mr. Scully previously served as a member of the board for Universal America Corp. from 2008 until its sale in 2016 and DaVita (NYSE: DVA) from 1997 to 2001, among others.

We determined that Mr. Scully’s expertise in legal and regulatory matters and experience serving on healthcare company boards qualifies him to serve as a director of our Board.

Marilyn Tavenner began serving on our Board in March 2021. Ms. Tavenner served as acting Administrator for the Centers for Medicare & Medicaid Services from 2011 to 2013, and she was Administrator from 2013 to 2015. From 2015 to 2018, Ms. Tavenner was President and Chief Executive Officer of America’s Health Insurance Plans, a national association representing insurers. Ms. Tavenner currently serves on the board of directors and audit committee of Select Medical Holding Corp. (NYSE: SEM). Ms. Tavenner earned a Bachelor of Science in nursing and a Master’s Degree in Health Administration from Virginia Commonwealth University.

We determined that Ms. Tavenner’s expertise in healthcare and experience working with the Centers for Medicare & Medicaid Services qualifies her to serve as a director of our Board.

Caroline Dechert began serving on our Board in March 2021. Ms. Dechert joined WCAS in 2012 and currently serves as a Principal in the healthcare group. Prior to joining WCAS, Ms. Dechert worked in the Healthcare Investment Banking group at Morgan Stanley. Ms. Dechert earned a Bachelor of Arts degree from The University of North Carolina at Chapel Hill and a Master of Business Administration from Harvard Business School.

We determined that Ms. Dechert’s experience in finance and the healthcare industry qualifies her to serve as a director of our Board.

Pavithra Mahesh began serving on our Board in March 2021. Ms. Mahesh joined Apax in 2018 and is a Principal on its healthcare team. Prior to joining Apax, Ms. Mahesh was an investment professional at Goldman Sachs, where she focused on buyouts and growth equity investments in healthcare services and information technology. Ms. Mahesh earned a Bachelor’s Degree from Duke University and a Master of Business Administration from Harvard Business School.

We determined that Ms. Mahesh’s experience in finance and the healthcare industry qualifies her to serve as a director of our Board.

Richard Zoretic began serving on our Board in March 2021. Prior to his retirement in 2014, Mr. Zoretic served as Executive Vice President of WellPoint, Inc. and President of the company’s Government Business Division, a business encompassing WellPoint, Inc.’s Medicaid, Medicare, CareMore and Federal Employee Program businesses. Prior to joining WellPoint, Inc. Mr. Zoretic served as Chief Operating Officer of Amerigroup Corporation from 2007 to 2012, where he had overall responsibility for company operations including local health plans, medical management programs, provider networks, health care analytics, information technology and customer service operations. Mr. Zoretic currently serves on the board of directors and the audit committees of Molina Healthcare (NYSE: MOH) and Aveanna Healhcare (Nasdaq: AVAH). Mr. Zoretic earned a Bachelor of Science in Finance from Pennsylvania State University.

We determined that Mr. Zoretic’s expertise in healthcare operations and finance and experience working with CMS and state Medicaid agencies qualifies him to serve as a director of our Board.

Jeb Bush began serving on our Board in March 2021. Mr. Bush served as the governor of Florida from 1999 to 2007. Mr. Bush is on the board of directors of IHS Towers (NYSE: IHS), one of the largest independent owners, operators and developers of shared telecommunications infrastructure and Get Heal, Inc., a privately owned online healthcare services company. Mr. Bush earned a Bachelor of Arts from the University of Texas at Austin.

We determined that Mr. Bush’s experience with healthcare regulation and reimbursement, as well as his experience in state government, qualifies him to serve as a director of our Board.

Edward Kennedy, Jr. began serving on our Board in March 2021. Mr. Kennedy is a Partner at Epstein Becker Green in the healthcare and life science practice, where he has practiced since 2014. From 2015 to 2019, Mr. Kennedy served as a State Senator in the Connecticut General Assembly, and in 2017, he was elected Chair of the Board of the American Association of People with Disabilities. Mr. Kennedy currently serves on the board of directors of Arvinas, Inc. (Nasdaq: ARVN), a bio-pharmaceutical company. Mr. Kennedy earned a bachelor’s degree from Wesleyan University, a Master’s Degree in Environmental Studies from Yale University, and a Juris Doctor from the University of Connecticut School of Law.

We determined that Mr. Kennedy’s expertise in legal matters and experience in the healthcare industry qualifies him to serve as a director of our Board.

Sean Traynor began serving on our Board in March 2021. Mr. Traynor joined WCAS in 1999 and currently serves as a General Partner in the healthcare group. Currently, Mr. Traynor serves on the board of directors of Amerisafe , Inc. (Nasdaq: AMSF), a holding company that markets and underwriters workers’ compensation insurance through its insurance subsidiaries. Mr. Traynor earned a Bachelor of Science in Accounting at Villanova University and a Master of Business Administration from the Wharton School at University of Pennsylvania. Mr. Traynor currently serves on the board of directors and compensation committee of Amerisafe, Inc.

We determined that Mr. Traynor’s experience in finance and the healthcare industry qualifies him to serve as a director of our Board.

Executive Officers

Below is a list of the names, ages, positions, and a brief account of the business experience of the individuals who serve as executive officers of the Company as of October 21, 2021:

Name	Age	Position
Maureen Hewitt	60	President and Chief Executive Officer
Barbara Gutierrez	59	Chief Financial Officer
Maria Lozzano	42	Corporate Chief Operating Officer
Melissa Welch	61	Chief Medical Officer
Nicole D’Amato	42	Chief Legal Officer and Corporate Secretary

Maureen Hewitt is our President and Chief Executive Officer. Her biography can be found above under “—Directors.”

Barbara Gutierrez has served as our Chief Financial Officer since 2017. Prior to joining InnovAge, Ms. Gutierrez was the Chief Financial Officer and Chief People Services Officer for Hero DVO, LLC, a healthcare practice management company. Previously, she held leadership roles at Strad Energy Services Ltd., including Senior Vice President of Corporate Services and Senior Vice President of Finance and Administration. Ms. Gutierrez has prior experience as Chief Financial Officer for the Jones Knowledge Group and for PhyCor of Denver. Ms. Gutierrez earned a Bachelor of Science in Accounting from the University of Denver, and she is a Certified Public Accountant.

Maria Lozzano has served as our Corporate Chief Operating Officer since 2020, previously serving as the Chief Operating Officer of our Western Region since 2018. Prior to her position at InnovAge, Ms. Lozzano was the Chief Operating Officer at VNA California from 2016 to 2018, a home health, palliative and hospice healthcare provider. Ms. Lozzano was also the Chief Operating Officer of a private medical retreat center from 2011 to 2016. From 2007 to 2016, Ms. Lozzano served as Vice President of Operations at Premier Infusion Care, a home healthcare service provider. Ms. Lozzano earned a Bachelor of Science in Business Management from Western Governors University.

Melissa Welch, M.D. has served as our Chief Medical Officer since 2019. Previously, she served as the Chief Medical Officer for the Center for Elders’ Independence from 2018 to 2019. Dr. Welch was also the Chief Operations Officer at the Institute on Aging from 2017 to 2018, and she was a Vice President at Blue Shield of California, a health plan provider, from 2013 to 2017. Dr. Welch earned a Bachelor of Science in Biological Science from University of

California in Irvine, Masters of Public Health Epidemiology from University of California at Berkeley and a Doctor of Medicine from Harvard Medical School.

Nicole D’Amato has served as our Chief Legal Officer and Corporate Secretary since July 2021. Prior to joining InnovAge and since 2015, Ms. D’Amato was Senior Vice President at MacAndrews & Forbes, an operating company which owned the majority shares of Revlon Inc. (NYSE: REV), was the largest shareholder of Scientific Games (NASDAQ: SGMS), and owned other private companies such as Merisant Company. Prior to that, Ms. D’Amato worked as a Director & Senior Counsel at DIAGEO North America, Inc., the world’s leading alcohol beverage business, from 2011 to 2015, and as Global Head of Intellectual Property & Assistant Corporate Secretary at Samsonite, LLC, from 2010 to 2011, where she participated in the company’s initial public offering on the Hong Kong Stock Exchange. Ms. D’Amato started her legal career at Ropes & Gray LLP where she practiced as an intellectual property and corporate transactional attorney. Ms. D’Amato earned her Bachelor of Arts, cum laude, at Cornell University, in Ithaca, New York, and a Doctor of Jurisprudence from Vanderbilt University Law School in Nashville, Tennessee.

Board Meetings and Committees

For the year ended June 30, 2021, our Board held 8 meetings, the Audit Committee held 7 meetings, the Compensation, Nominating and Governance Committee held 4 meetings, and the Quality and Compliance Committee held 4 meetings. Directors are expected to attend the annual meeting of shareholders and all or substantially all of the Board meetings and meetings of committees on which they serve. In fiscal 2021, each director attended at least 75% of the meetings of the Board during such director’s tenure and the total number of meetings held by any of the committees of the Board on which the director served.

Our Board has an Audit Committee, a Compensation, Nominating, and Governance Committee and a Quality and Compliance Committee. The composition, duties and responsibilities of these committees are as set forth below. Each of the committees is subject to a written charter which is available at our corporate website at https://investor.innovage.com. Our website is not part of this Amendment or the Original Report. In the future, our Board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Board Member	Audit Committee	Compensation, Nominating and Governance Committee	Quality and Compliance Committee
Andrew Cavanna, Chair		X	X
Maureen Hewitt
Jeb Bush
Caroline Dechert
Ted Kennedy, Jr.		X
Pavithra Mahesh
Thomas Scully		X (Chair)	X
Marilyn Tavenner	X		X (Chair)
Sean Traynor	X
Richard Zoretic	X (Chair)

Audit Committee

The Audit Committee is responsible for, among other matters:

1.	appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm;
2.	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
3.	discussing the scope and results of the audits with our independent registered public accounting firm and reviewing, with management and that accounting firm, our interim and year-end operating results;

4.	reviewing our policies on risk assessment and risk management;
5.	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
6.	reviewing the adequacy of our internal control over financial reporting;
7.	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
8.	recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;
9.	monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
10.	preparing the Audit Committee report required by the rules of the SEC to be included in our annual proxy statement;
11.	reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and
12.	reviewing and discussing with management and our independent registered public accounting firm our earnings releases and scripts.

Our Audit Committee is composed of Mr. Zoretic, Ms. Tavenner and Mr. Traynor, with Mr. Zoretic serving as Chair of the committee. Our Board has determined that Mr. Zoretic and Ms. Tavenner meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). As a result, we comply with the audit committee requirements of Nasdaq, which require that within 90 days following our IPO, our Audit Committee be composed of a majority of independent directors, and we intend to comply with the requirement that within one year following our IPO, our Audit Committee be composed of all independent directors.

In addition, our Board has determined that Mr. Traynor and Mr. Zoretic are each an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). This designation does not impose on Messrs. Traynor or Zoretic any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our Board.

Compensation, Nominating and Governance Committee

The Compensation, Nominating, and Governance Committee is responsible for, among other matters:

1.	annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
2.	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining and approving the compensation of our Chief Executive Officer;
3.	reviewing and approving the compensation of our other executive officers;
4.	appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the Compensation, Nominating, and Governance Committee;

5.	conducting the independence assessment outlined in Nasdaq rules with respect to any compensation consultant, legal counsel or other advisor retained by the Compensation, Nominating, and Governance Committee;
6.	annually reviewing and reassessing the adequacy of the committee charter in its compliance with the listing requirements of the Nasdaq;
7.	reviewing and establishing our overall management compensation, philosophy and policy;
8.	overseeing and administering our compensation and similar plans;
9.	reviewing and making recommendations to our Board with respect to director compensation;
10.	reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K;
11.	developing and recommending to our Board criteria for board and committee membership;
12.	subject to the rights of the Principal Shareholders under the Director Nomination Agreement (each as defined and discussed below under “Certain Relationships and Related Transactions, and Director Independence—Director Nomination Agreement”), identifying and recommending to our Board the persons to be nominated for election as directors and to each of our Board’s committees;
13.	developing and recommending to our Board best practices and corporate governance principles;
14.	developing and recommending to our Board a set of corporate governance guidelines; and
15.	reviewing and recommending to our Board the functions, duties and compositions of the committees of our Board.

Our Compensation, Nominating, and Governance Committee is composed of Mr. Cavanna, Mr. Kennedy, Jr. and Mr. Scully, with Mr. Scully serving as Chair of the committee.

Quality and Compliance Committee

The Quality and Compliance Committee is responsible for, among other matters:

1.	identifying, reviewing and analyzing laws and regulations applicable to us;
2.	recommending to the Board, and monitoring the implementation of, compliance programs, policies and procedures that comply with local, state and federal laws, regulations and guidelines;
3.	reviewing significant compliance risk areas identified by management;
4.	discussing periodically with management the adequacy and effectiveness of policies and procedures to assess, monitor, and manage non-financial compliance business risk and compliance programs;
5.	monitoring compliance with, authorizing waivers of, investigating alleged breaches of and enforcing our non-financial compliance programs; and
6.	reviewing our procedures for the receipt, retention and treatment of complaints received regarding non-financial compliance matters.

Our Quality and Compliance Committee is composed of Ms. Tavenner, Mr. Cavanna and Mr. Scully, with Ms. Tavenner serving as Chair of the committee.

Item 11.Executive and Director Compensation

The following section provides compensation information pursuant to the scaled disclosure rules applicable to “emerging growth companies” under the rules of the SEC and may contain statements regarding future individual and company performance targets and goals. These targets and goals should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

We are currently considered an “emerging growth company” within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year.

Overview

This section discusses the material components of the executive compensation program for our Chief Executive Officer and our two most highly compensated officers other than our current Chief Executive Officer (collectively, our “Named Executive Officers”). For the fiscal year ended June 30, 2021, our Named Executive Officers and their positions were as follows:

●	Maureen Hewitt, President and Chief Executive Officer;
●	Barbara Gutierrez, Chief Financial Officer; and
●	Maria Lozzano, Corporate Chief Operating Officer.

Historically, the compensation of our Named Executive Officers has consisted of a base salary, annual cash bonus opportunities, long-term incentive compensation in the form of equity awards and other benefits, as described below. As described below, our Named Executive Officers are also eligible to receive certain payments and benefits upon a termination of employment under certain circumstances in accordance with the terms of their employment agreements.

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to, or earned by the Named Executive Officers for our last two most recently completed fiscal years.

Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	Nonqualified deferred compensation earnings(5) ($)	All Other Compensation(6) ($)	Total($)
Maureen Hewitt,	2021	817,527	675,428	3,674,372	445,577	114,120	35,162,515	40,889,539
President and Chief Executive Officer	2020	820,615	352,306	—	430,000	13,663	30,147	1,646,731
Barbara Gutierrez,	2021	393,273	140,922	1,469,749	111,061	25,562	7,542,995	9,683,562
Chief Financial Officer	2020	367,457	190,922	233,839	107,827	3,034	29,566	932,645
Maria Lozzano(7),	2021	376,839	212,573	1,714,707	108,146	—	1,342,767	3,755,032
Corporate Chief Operating Officer
(1)	Amounts in this column reflect (i) the actual base salaries paid to our Named Executive Officers for fiscal years 2021 and 2020 ($731,814 and $720,999 for Ms. Hewitt and $364,814 and $359,422 for Ms. Gutierrez for 2021 and 2020, respectively, and $355,236 for Ms. Lozzano for 2021) and (ii) the amounts paid to our Named Executive Officers in fiscal years 2021 and 2020 in lieu of accrued paid time off not taken ($85,712.94 and $99,615.71 for Ms. Hewitt and $28,459.50 and $8,035.16 for Ms. Gutierrez for 2021 and 2020, respectively, and $21,603.14 for Ms. Lozzano for 2021).
(2)	Amounts in this column reflect (i) bonuses awarded to our Named Executive Officers in connection with dividends paid by the Company in respect of its common stock for fiscal years 2021 and 2020 ($352,306 for Ms. Hewitt for 2020, $140,922 and $140,922 for Ms. Gutierrez for 2021 and 2020, respectively, and $37,573 and for Ms. Lozzano for 2021), (ii) in 2021 for Ms. Hewitt only, in connection with Apax’s investment in the Company, a transaction bonus of $675,427.72, (iii) in 2020 for Ms. Gutierrez only, the discretionary component of her annual bonus (i.e., $50,000), and (iv) in 2021 for Ms. Lozzano only, a special one-time cash payment of $175,000 paid in lieu of receipt of an equity award granted by our parent at the time, TCO Group Holdings, L.P.
(3)	For 2021, the amounts in this column represent the aggregate grant-date fair value of Class B Units (“Profits Interests”) of our parent at the time, TCO Group Holdings, L.P., granted to each of our Named Executive Officers, computed in accordance with FASB ASC Topic 718. For 2020, the amounts in this column reflect the aggregate grant date fair value of the option grants, computed in accordance with FASB ASC Topic 718, made to Ms. Gutierrez on September 24, 2019. With respect to the performance-vesting options granted to Ms. Gutierrez, the amounts reported in this column assume that the highest level of performance conditions were achieved.
(4)	Amounts in this column reflect annual bonuses paid in July 2021 and 2020 in respect of fiscal years 2021 and 2020 performance, respectively.
(5)	Amounts in this column reflect above-market returns earned on our Named Executive Officers’ account balances under the Deferred Compensation Plan (as defined and described below) during fiscal years 2021 and 2020, which account balances are deemed invested in various funds, all of which have varying rates of return. For each Named Executive Officer, the amount above reflect the excess of (i) such Named Executive Officer’s actual account earnings ($122,487.42 and $24,668.35 for Ms. Hewitt and $27,997.79 and $3,967.80 for Ms. Gutierrez for 2021 and 2020, respectively) for fiscal years 2021 and 2020, over (ii) the amount that would have been earned on the Named Executive Officer’s account balance at 120% of the applicable federal long-term rate as of July 1, 2020 and July 1, 2019, with monthly compounding (i.e., 1.40% with respect to 2020 and 2.53% with respect to 2019) ($8,366.98 and $11,005.35 for Ms. Hewitt and $2,435.52 and $934.12 for Ms. Gutierrez for 2021 and 2020).

(6)	Amounts in this column are represented in the table below:

Name and Principal Position	Fiscal Year	401(k) Contributions(a) ($)	Deferred Compensation Plan Contributions(b) ($)	Option Cancellation(c) ($)	Option Redemption(d) ($)	Total($)
Maureen Hewitt,	2021	5,700	21,500	30,750,989	4,384,326	35,162,515
President and Chief Executive Officer
Barbara Gutierrez,	2021	4,352	26,111	6,474,420	1,038,112	7,542,995
Chief Financial Officer
Maria Lozzano,	2021	6,594	—	1,128,551	207,622	1,342,767
Corporate Chief Operating Officer
(a)	Amounts in this column reflect the amount of Company contributions made in respect of fiscal year 2021 to each Named Executive Officer’s account under our 401(k) plan.
(b)	Amounts in this column reflect the amount of Company contributions made in respect of fiscal year 2021 to each Named Executive Officer’s account under our Deferred Contribution Plan.
(c)	Amounts in this column reflect the option cancellation amounts paid to our Named Executive Officers in exchange for the cancellation of our Named Executive Officers’ options in connection with Apax’s investment in the Company in July 2020.
(d)	Amounts in this column reflect the additional $0.59 per share paid to our Named Executive Officers as an incentive to participate in the redemption of our Named Executive Officers’ shares in connection with Apax’s investment in the Company.
(7)	Ms. Lozzano became an executive officer in fiscal year 2021.

Narrative Disclosure to Summary Compensation Table

Base Salary

Each employment agreement with our Named Executive Officers provides for the payment of an annualized base salary. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting each Named Executive Officer’s skill set, experience, role, responsibilities and contributions. As of the end of fiscal year 2021, annualized base salary amounts for our Named Executive Officers were as follows: $731,814 for Ms. Hewitt, and $364,814 for Ms. Gutierrez and $355,236 for Ms. Lozzano.

Annual Bonuses

Each of our Named Executive Officers was eligible to receive an annual cash incentive award for fiscal year 2021, based on achievement of pre-determined corporate and individual performance objectives, and subject to achievement of a minimum EBITDA threshold. The performance objectives included measurable objectives that would contribute to the Company’s strategic goals. The fiscal year 2021 bonuses were targeted at $445,577 for Ms. Hewitt, $111,061 for Ms. Gutierrez and $108,146 for Ms. Lozzano. Each of our Named Executive Officers earned 100% of their target bonus for fiscal year 2021, due to the Company’s achievement of its EBITDA goal at 100% of target and each Named Executive Officer’s achievement of their individual objectives, including certain quality and compliance goals.

Equity Compensation

Options. In connection with Apax’s investment in the Company in July 2020, each Named Executive Officer’s options to purchase shares of the Company’s common stock were accelerated (to the extent then unvested), and each vested option was thereafter cancelled in exchange for a cash payment in an amount equal to the excess of (i) the per share consideration paid in the investment transaction, over (ii) the exercise price of the option. In addition, we paid an additional $0.59 per share to our Named Executive Officers as an incentive to participate in the redemption of our Named Executive Officers’ shares in connection with Apax’s investment in the Company.

Other Benefits

We currently provide broad-based welfare benefits that are available to all of our employees, including our Named Executive Officers, and include health, dental, life, vision and short- and long-term disability insurance. We also offer long-term care insurance to our employees at the director level and above, and our Named Executive Officers likewise receive this benefit.

In addition, we maintain, and the Named Executive Officers participate in, a 401(k) plan, which is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis, and we match 50% of an employee’s contributions up to 4% of the employee’s eligible earnings. Employees’ pre-tax contributions and our matching contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions.

We also maintain the InnovAge Deferred Compensation Plan (the “Deferred Compensation Plan”), which is a nonqualified deferred compensation plan subject to Section 409A of the Code. Pursuant to the Deferred Compensation Plan, an eligible employee may elect to defer up to 100% of his or her base salary and annual bonus award. All participant deferrals of compensation are 100% vested at all times, and plan assets are distributed upon the participant’s separation from service, either in a lump sum or over a five-year period, as elected by the participant in a manner compliant with Section 409A of the Code. The Deferred Compensation Plan provides for a discretionary employer match up to a maximum of 5% of the participant’s base salary.

Outstanding Equity Awards at Fiscal Year End

The following reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of June 30, 2021.

	Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Maureen Hewitt	9/22/2020(2)	—	3,972,295	N/A	N/A
Barbara Gutierrez	9/22/2020(3)	—	1,588,918	N/A	N/A
Maria Lozzano	9/22/2020(4)	—	1,853,737	N/A	N/A
(1)	This table reflects information regarding Profits Interests granted to our Named Executive Officers that were outstanding as of June 30, 2021. For more information on these Profits Interests, see “—Profits Interests” below. The Profits Interests are not traditional options, and therefore, there is no exercise price, but rather the Profits Interests participate in distributions attributable to the appreciation in the fair market value of the Company after their respective dates of grant. The Profits Interests have no expiration date.
(2)	Represents an award of 3,972,295 Profits Interests, with 1,986,147.5 Profits Interests subject to time-vesting and 1,986,147.5 Profits Interests subject to performance-vesting. The time-vesting Profits Interests vest 25% on each of the first four anniversaries of July 27, 2020. The performance-vesting Profits Interests vest upon the consummation of a change of control, subject to satisfying certain performance hurdles.
(3)	Represents an award of 1,588,918 Profits Interests, with 794,459 Profits Interests subject to time-vesting and 794,459 Profits Interests subject to performance-vesting. The time-vesting Profits Interests vest 25% on each of the first four anniversaries of July 27, 2020. The performance-vesting Profits Interests vest upon the consummation of a change of control, subject to satisfying certain performance hurdles.

(4)	Represents an award of 1,853,737 Profits Interests, with 926,868.5 Profits Interests subject to time-vesting and 926,868.5 Profits Interests subject to performance-vesting. The time-vesting Profits Interests vest 25% on each of the first four anniversaries of July 27, 2020. The performance-vesting Profits Interests vest upon the consummation of a change of control, subject to satisfying certain performance hurdles.

Profits Interests

During fiscal year 2021, following the consummation of Apax’s investment, our Named Executive Officers received awards of Profits Interests of our parent at the time, TCO Group Holdings, L.P., pursuant to the 2020 Equity Incentive Plan, which are intended to be treated as “profits interests” for U.S. federal income tax purposes.

The 2020 Equity Incentive Plan is administered by the Board of TCO Group Holdings, L.P. (the “Administrator”). The Administrator has the authority to administer and interpret the 2020 Equity Incentive Plan, to determine individuals eligible for any grant of the Profits Interests, to determine, alter, amend, modify or waive the terms and conditions of any award of Profits Interests and to prescribe the purchase price or Hurdle Amount (as defined in the 2020 Equity Incentive Plan) applicable to any award of Profits Interests.

Potential Payments upon Termination or Change in Control

Severance Benefits

We are party to employment agreements with all of our Named Executive Officers, which provide for at-will employment, subject to the severance entitlements described below, and set forth each Named Executive Officer’s initial annual base salary and target annual bonus opportunity (with the rate of each for fiscal year 2021 set forth above), among other terms and conditions.

The employment agreements provide that, upon termination of a Named Executive Officer’s employment by us for any reason other than for “cause,” or by the Named Executive Officer for “good reason,” each as defined therein and summarized below, subject to the Named Executive Officer’s execution, delivery and non-revocation of a general release of all claims in favor of the Company, the Named Executive Officer is entitled to severance.

For Ms. Hewitt, severance consists of (i) 24 months of continued base salary payments, (ii) an amount equal to 1.5 times her target annual bonus, payable in equal installments over the 24-month post-termination period, (iii) a pro-rata annual bonus for the year of termination, based on actual performance through the termination date and payable at the time that annual bonuses for the applicable fiscal year are paid generally, and (iv) continued healthcare coverage under the Company’s plan, at the Company’s cost, for 24 months post-termination.

For Ms. Gutierrez, severance consists of (i) 12 months of continued base salary payments, (ii) an amount equal to 1.0 times her annual bonus for the last completed fiscal year, payable in equal installments over the 12-month post-termination period, and (iii) continued healthcare coverage under the Company’s plan, at the Company’s cost, for up to 12 months post-termination (terminable earlier if Ms. Gutierrez becomes employed by another company).

For Ms. Lozzano, severance consists of (i) 12 months of continued base salary payments, (ii) a pro-rata portion of her annual bonus for the year in which termination occurs, based on actual performance, and (iii) continued healthcare coverage under the Company’s plan, at the Company’s cost, for up to 12 months post-termination (terminable earlier if Ms. Lozzano becomes employed by another company).

Under the employment agreements, “cause” generally means any of the Named Executive Officer’s: (i) failure to perform her duties and responsibilities to the Company or any of its affiliates that are consistent with the Named Executive Officer’s title and authorities; (ii) material breach of any of the provisions of the employment agreement or any other written agreement between her and the Company or any of its affiliates, resulting in material harm to the Company or any of its affiliates; (iii) material breach of any fiduciary duty that she has to the Company or any of its affiliates; (iv) gross negligence, intentional misconduct or unethical or improper behavior resulting in material harm to the business, interests or reputation of the Company or any of its affiliates; (v) commission of a felony or other crime involving moral turpitude; or (vi) commission of conduct involving fraud, embezzlement, sexual harassment, material misappropriation of property or other substantial misconduct with respect to the Company or any of its affiliates.

Under Ms. Hewitt’s employment agreement, “good reason” generally means the occurrence of any of the following without her written consent: (i) a change in Ms. Hewitt’s title; (ii) a material diminution in the nature or scope of Ms. Hewitt’s duties, authority and/or responsibilities, or Ms. Hewitt no longer reporting directly to the Board of Directors of the Company; (iii) a requirement that Ms. Hewitt relocate to a location more than 50 miles from the location where Ms. Hewitt is then providing services; (iv) a reduction in Ms. Hewitt’s base salary or bonus opportunity; (v) the removal of Ms. Hewitt from the Board of Directors of the Company; or (vi) a material breach of any of the terms of the employment agreement or any other written agreement between the Company and Ms. Hewitt.

Under Ms. Gutierrez’s employment agreement, “good reason” generally means the occurrence of any of the following without her written consent: (i) a material diminution in the nature or scope of Ms. Gutierrez’s duties, authority and/or responsibilities; (ii) a requirement that Ms. Gutierrez relocate to a location more than 50 miles from the location where Ms. Gutierrez is then providing services; (iii) a reduction in Ms. Gutierrez’s base salary; or (iv) a material breach of the terms of the employment agreement or any other written agreement between the Company and Ms. Gutierrez.

Under Ms. Lozzano’s employment agreement, “good reason” generally means the occurrence of any of the following without her written consent: (i) a material diminution in the nature or scope of Ms. Lozzano’s duties, authority and/or responsibilities; or (ii) a material breach of the terms of the employment agreement.

Each Named Executive Officer is subject to non-competition, non-interference, non-solicitation and non-hire covenants during employment and for 24 months (in the case of Ms. Hewitt) or 12 months (in the case of Ms. Gutierrez and Ms. Lozzano) thereafter, as well as perpetual confidentiality and assignment of inventions covenants.

Profits Interests

The time-vesting Profits Interests are subject to (A) pro-rata vesting upon a termination without Cause, due to death or Disability or for Good Reason (in each case, as defined in the 2020 Equity Incentive Plan) that occurs prior to the one-year anniversary of the vesting commencement date, and (B) 100% acceleration upon a Change of Control (as defined in the 2020 Equity Incentive Plan), and the performance-vesting Profits Interests remain eligible to vest for 120 days following a termination without Cause, due to death or Disability or for Good Reason that precedes the execution of a definitive agreement that ultimately results in a Change of Control.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board during fiscal year 2021. Following our initial public offering, our non-employee directors received $25,000 per Board meeting attended. In addition, each chairperson is entitled to a $20,000 payment in connection with their duties. Our non-employee directors do not currently receive equity compensation. Ms. Hewitt served as director during fiscal year 2021 but did not receive any additional compensation for such service; all amounts paid to Ms. Hewitt in respect of her services as an employee of the Company for such period are reported above in the Summary Compensation Table. We also reimbursed our non-employee directors for their business expenses incurred in connection with their performance of services.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Jeb Bush	$50,000	—	—	50,000
Edward Kennedy, Jr.	$100,000	116,480	515,478	731,958
Marilyn Tavenner	$105,000	116,480	515,478	736,958
Richard Zoretic	$105,000	116,480	—	221,480
Andrew Cavanna(4)	$—	—	—	—
Caroline Dechert(4)	$—	—	—	—
Pavithra Mahesh(4)	$—	—	—	—
Thomas Scully(4)	$—	—	—	—
Sean Traynor(4)	$—	—	—	—
(1)	Following our IPO, we paid our non-employee directors cash fees consistent with the amounts as described above. In connection with services rendered to the Company prior to our IPO, Mr. Bush received $0, Mr. Kennedy received $75,000, Ms. Tavenner received $75,000 and Mr. Zoretic received $75,000. In connection with services rendered to the Company following our IPO, Mr. Bush received $50,000, Mr. Kennedy received $25,000, Ms. Tavenner received $30,000 and Mr. Zoretic received $30,000.
(2)	Amounts in this column reflect the aggregate grant date fair value of the Profits Interests awarded to our directors on September 22, 2020, computed in accordance with FASB ASC Topic 718. The Profits Interests are not traditional options, and therefore, there is no exercise price, but rather the Profits Interests participate in distributions attributable to the appreciation in the fair market value of the Company after their respective dates of grant. The Profits Interests have no expiration date. For each of our directors, none of the Profits Interests were vested as of June 30, 2021. These Profits Interests vest 25% on each of the first four anniversaries of the date of grant.
(3)	Amounts in this column reflect (i) the option cancellation amounts paid to our directors in exchange for the cancellation of our directors’ options in connection with Apax’s investment in the Company ($427,702 for Mr. Kennedy and Ms. Tavenner) and (ii) the additional $0.59 per share paid to our directors as an incentive to participate in the redemption of our directors’ shares in connection with Apax’s investment in the Company ($87,776 for Mr. Kennedy and Ms. Tavenner).
(4)	As representatives of our Principal Shareholders, Mr. Cavanna, Ms. Dechert, Ms. Mahesh, Mr. Scully and Mr. Traynor received no compensation for service as directors.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of our common stock as of October 21, 2021 for:

●	each person or group known to us who beneficially owns more than 5% of our common stock;
●	each of our directors;
●	each of our Named Executive Officers; and
●	all of our directors and executive officers as a group.

The numbers of shares of common stock beneficially owned and percentages of beneficial ownership are based on 135,516,513 shares of common stock outstanding as of October 21, 2021.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options or restricted stock units (“RSUs”) that are currently exercisable or exercisable or will vest within 60 days of October 21, 2021 are deemed to be outstanding and beneficially owned by the person holding the options or RSUs. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the shareholder.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o InnovAge Holding Corp., 8950 E. Lowry Boulevard, Denver, Colorado 80230.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
5% Shareholders
TCO Group Holdings, L.P.(1)	116,520,612	86.0%
Named Executive Officers and Directors
Maureen Hewitt(2)	9,350	*
Maria Lozzano	—	—
Barbara Gutierrez	2,000	*
Andrew Cavanna	—	—
Jeb Bush	—	—
Caroline Dechert	—	—
Ted Kennedy, Jr.	23,000	*
Pavithra Mahesh	—	—
Thomas Scully	—	—
Marilyn Tavenner	—	—
Sean Traynor	—	—
Richard Zoretic	—	—
All Directors and Executive Officers as a Group (14 individuals)	34,350	*

* Indicates less than 1%

(1)	Represents 116,520,612 shares of common stock held by TCO Group Holdings, L.P., which is the legal name of the investment vehicle of the Principal Shareholders (as defined below under “Certain Relationships and Related Transactions, and Director Independence—Director Nomination Agreement”) and the other existing holders, including certain directors and members of management. Voting and dispositive power with respect to the common stock held by TCO Group Holdings, L.P. is exercised by a committee of limited partners (the “LP Board”), pursuant to a delegation of authority from its limited partners. The LP Board is to be comprised of up to seven persons with six persons currently serving, including Maureen Hewitt, our President and Chief Executive Officer, Caroline Dechert, Thomas Scully and Sean Traynor (the “WCAS Designees”) and Andrew Cavanna and Pavithra Mahesh (the “Apax Designees”). The LP Board exercises its voting and dispositive power by majority vote, so long as one WCAS Designee and one Apax Designee comprise the majority.

The limited partners of TCO Group Holdings, L.P. may control the voting and dispositive power with respect to the common stock if each of Ignite Aggregator LP (the “Apax Investor”) and Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS XII”), Welsh, Carson, Anderson & Stowe XII Delaware, L.P. (“WCAS XII-D”), Welsh, Carson, Anderson & Stowe XII Delaware II, L.P. (“WCAS XII-DII”), Welsh, Carson, Anderson & Stowe XII Cayman, L.P. (“WCAS XII-C”), WCAS XII Co-Investors LLC (“WCAS XII-Co”), WCAS Management Corporation and WCAS Co-Invest Holdco, L.P. (collectively, the “WCAS Investor”) consents to a change to the delegation of authority described above. The general partner of each of WCAS XII and WCAS XII-DII is WCAS XII Associates LLC (“WCAS XII Associates”). The general partner of each of WCAS XII-D and WCAS XII-C is WCAS XII Associates Cayman, L.P. The general partner of WCAS XII Associates Cayman, L.P. is WCAS XII Associates. The managing members of WCAS XII Associates is Thomas A. Scully, Sean Traynor, Anthony deNicola, D. Scott

Mackesy, Brian Regan, Michael Donovan, Eric Lee, Christopher Hooper, Christopher Solomon, Edward Sobol, Gregory Lau, Frances Higgins, Nicholas O’Leary, Jonathan Rather and Ryan Harper (collectively, the “WCAS GP”). The general partner of WCAS Co-Invest Holdco, L.P. is WCAS Co-Invest Associates LLC. The managing members of each of WCAS XII-Co and WCAS Co-Invest Associates, LLC is the WCAS GP. Anthony deNicola, D. Scott Mackesy, Jonathan Rather, Brian Regan, Michael Donovan and Eric Lee (“WCAS Board”) comprise the board of directors of WCAS Management Corporation.

Ignite Aggregator LP, or the Apax Investor, is a Delaware limited partnership. Ignite GP, Inc., a Delaware corporation, serves as the general partner of Ignite Aggregator LP. Ignite Aggregator LP’s partnership interests are held by Apax X GP Co. Limited on behalf of Apax X EUR LP, Apax X (Guernsey) USD AIV LP and Apax X USD LP (collectively, the “Apax X Fund”). Apax X GP Co. Limited, a company incorporated in Guernsey, acts as the investment manager and is responsible for the decision-making on behalf of the Apax X Fund. The directors of Apax X GP Co. Limited are Simon Cresswell, Andrew Guille, Martin Halusa, Paul Meader and David Staples.

Each of the foregoing entities and the individuals, as a result, and by virtue of the relationships described above, may be deemed to share beneficial ownership of the shares owned by TCO Group Holdings, L.P. Each of the foregoing entities and individuals disclaim beneficial ownership of the shares held of record by TCO Group Holdings, L.P. except to the extent of his, her or its pecuniary interest. The business address of TCO Group Holdings, L.P. is c/o Apax Partners, L.P., 601 Lexington Avenue, 53rd Floor, New York, New York, and c/o Welsh, Carson, Anderson and Stowe, 599 Lexington Avenue, Suite 1800, New York, New York 10022.

(2)	Represents 9,350 shares of common stock held by the Hewitt Living Trust for which Ms. Hewitt serves as trustee.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approval of Related Party Transactions

We have adopted a written policy with respect to the review, approval and ratification of related party transactions. Under the policy, our Audit Committee is responsible for reviewing and approving related party transactions. In the course of its review and approval of related party transactions, our Audit Committee considers the relevant facts and circumstances to decide whether to approve such transactions. In particular, our policy requires our Audit Committee to consider, among other factors it deems appropriate:

●	the related person’s relationship to us and interest in the transaction;
●	the material facts of the proposed transaction, including the proposed aggregate value of the transaction;
●	the impact on a director’s independence in the event the related person is a director or an immediate family member of the director or director nominee;
●	the benefits to us of the proposed transaction;
●	if applicable, the availability of other sources of comparable products or services; and
●	an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

The Audit Committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our shareholders, as the Audit Committee determines in good faith.

In addition, under our Code of Ethics, our employees, directors and executive officers must disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

Related Party Transactions

Other than compensation arrangements for our directors and named executive officers, which are described in the section entitled “Executive Compensation” elsewhere in this proxy statement, below we describe transactions during the fiscal year ended June 30, 2021 to which we were a participant or will be a participant, in which:

●	the amounts involved exceeded or will exceed $120,000; and
●	any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

PWD Loan

Pinewood Lodge, LLP (“PWD”), one of our variable interest entities in which we own a 0.01% partnership interest, develops, constructs, owns, maintains and operates certain apartment complexes intended for rental to low-income individuals aged 62 and over. Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, our wholly-owned subsidiary Continental Community Housing, the general partner of PWD (the “General Partner”), helped fund operating deficits and shortfalls of PWD in the form of a loan (the “PWD Loan”). As of June 30, 2021, $0.7 million was recorded in deposits and other, and the highest aggregate amount of principal outstanding under the PWD Loan was $0.7 million in fiscal year 2021. The PWD Loan does not accrue interest. The General Partner is paid an administration fee of $35,000 per year.

Director Nomination Agreement

In connection with our IPO, we entered into a Director Nomination Agreement, by and among the Company and Ignite Aggregator LP (together with its affiliated investment entities, “Apax Partners”), Welsh, Carson, Anderson & Stowe XII, L.P., Welsh, Carson Anderson & Stowe XII Delaware, L.P., Welsh, Carson, Anderson & Stowe XII Delaware II, L.P., Welsh, Carson, Anderson & Stowe XII Cayman, L.P., WCAS XII Co-Investors LLC, WCAS Management Corporation and WCAS Co-Invest Holdco, L.P. (together, “WCAS” and, together with Apax Partners, the “Principal Shareholders”). The Director Nomination Agreement provides the Principal Shareholders the right to designate nominees for election to our Board. The Principal Shareholders may also assign their designation rights under the Director Nomination Agreement to an affiliate.

Registration Rights Agreement

In connection with our IPO, we entered into a Registration Rights Agreement with the Principal Shareholders pursuant to which the Principal Shareholders are entitled to request that we register the Principal Shareholders’ shares on a long-form or short-form registration statement on one or more occasions in the future, which registrations may in certain circumstances be “shelf registrations.” The Principal Shareholders will also be entitled to participate in certain of our registered offerings, subject to the restrictions in the Registration Rights Agreement. We will pay certain of the Principal Shareholders’ expenses in connection with the Principal Shareholders’ exercise of these rights. The registration rights described in this paragraph apply to (i) shares of our common stock held by the Principal Shareholders and their affiliates and (ii) any of our capital stock (or that of our subsidiaries) issued or issuable with respect to the common stock described in clause (i) with respect to any dividend, distribution, recapitalization, reorganization, or certain other corporate transactions, or Registrable Securities as defined in the Registration Rights Agreement. These registration rights are also for the benefit of any subsequent holder of Registrable Securities; provided that any particular securities will cease to be Registrable Securities when they have been sold in a registered public offering, sold in compliance with Rule 144 of the Securities Act, or repurchased by us or our subsidiaries. In addition, with the consent of the Company and holders of a majority of Registrable Securities, any Registrable Securities held by a person other than the Principal Shareholders and their affiliates will cease to be Registrable Securities if they can be sold without limitation under Rule 144 of the Securities Act.

Indemnification of Officers and Directors

Upon completion of our IPO, we entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the Delaware General Corporation Law. Additionally, we may enter into (i) indemnification agreements with any new directors or officers that may be broader in scope than the specific indemnification provisions contained in Delaware law and (ii) standard policies of insurance that provide coverage to (1) our directors and officers against loss arising from claims made by reason of breach of duty or other wrongful act and (2) us with respect to indemnification payments that we may make to such directors and officers.

Controlled Company; Independence Status

Our Principal Shareholders continue to control a majority of our outstanding common stock. As a result, we are a “controlled company” under the listing standards of Nasdaq. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

●	we have a Board that is composed of a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee that is composed entirely of independent directors; and
●	nominees to our Board are to be selected, or recommended for the Board’s selection, either by: (a) independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate; or (b) a nominations committee comprised solely of independent directors.

We currently rely on this exemption. As a result, we do not have a majority of independent directors on our Board. In addition, our Audit Committee and Compensation, Nominating, and Governance Committee does not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 14.Principal Accounting Fees and Services

Services provided to the Company and its subsidiaries by Deloitte & Touche LLP for the year ended June 30, 2021 are described below.

Fees and Services

The following table summarizes the aggregate fees for professional audit services and other services rendered by Deloitte & Touche LLP for the years ended June 30, 2021 and 2020:

	2021	2020
Audit Fees(1)	$1,977,996	$339,581
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$1,977,996	$339,581
(1)Consist of fees for the audit and other procedures in connection with the Annual Report on Form 10-K for the year ended June 30, 2021, the audit of our financial statements for the year ended June 30, 2020, and certain procedures conducted in connection with the IPO.

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

The Audit Committee has adopted a policy that requires advance approval of all audit services as well as non-audit services to the extent required by the Exchange Act and the Sarbanes-Oxley Act of 2002. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. Each year, the Audit Committee will pre-approve audit services, audit-related services and tax services to be used by the Company. The Audit Committee approved all services provided by Deloitte & Touche LLP during the indicated periods.

PART IV

Item 15.Exhibits, Financial Statement Schedules

The following exhibits are filed or furnished as part of this Amendment No. 1 to Form 10-K:.

Exhibit No.	Description
31.3

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended June 30, 2021.

31.4

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended June 30, 2021.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded with the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 28, 2021.

INNOVAGE HOLDING CORP.

By:	/s/ Barbara Gutierrez
Barbara Gutierrez
Chief Financial Officer