Form 10-Q
period 2021-09-30
InnovAge Holding Corp.
filed 2021-11-09
CIK 1834376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, there were 135,516,513 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2021

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	June 30,
	2021	2021
Assets
Current Assets
Cash and cash equivalents	$215,530	$201,466
Restricted cash	2,235	2,234
Accounts receivable, net of allowance ($5,193 – September 30, 2021 and $4,350 – June 30, 2021)	28,386	32,582
Prepaid expenses and other	10,846	9,249
Income tax receivable	3,635	5,401
Total current assets	260,632	250,932
Noncurrent Assets
Property and equipment, net	141,992	142,715
Investments	5,493	3,493
Deposits and other	4,186	3,877
Goodwill	124,217	124,217
Intangible assets, net	6,353	6,518
Total noncurrent assets	282,241	280,820
Total assets	$542,873	$531,752
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$33,347	$32,361
Reported and estimated claims	33,339	33,234
Due to Medicaid and Medicare	8,545	7,101
Current portion of long-term debt	3,791	3,790
Current portion of capital lease obligations	2,129	2,079
Total current liabilities	81,151	78,565
Noncurrent Liabilities
Deferred tax liability, net	16,930	15,700
Capital lease obligations	4,763	5,190
Other noncurrent liabilities	2,749	2,758
Long-term debt, net of debt issuance costs	70,733	71,574
Total liabilities	176,326	173,787
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	16,431	16,986
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of September 30, 2021 and June 30, 2021; 135,516,513 shares issued and outstanding as of both September 30, 2021 and June 30, 2021	136	136
Additional paid-in capital	324,718	323,760
Retained earnings	18,936	10,663
Total InnovAge Holding Corp.	343,790	334,559
Noncontrolling interests	6,326	6,420
Total stockholders’ equity	350,116	340,979
Total liabilities and stockholders’ equity	$542,873	$531,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except number of shares and per share data)

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Revenues
Capitation revenue	$172,554	$151,944
Other service revenue	516	622
Total revenues	173,070	152,566
Expenses
External provider costs	90,012	73,681
Cost of care, excluding depreciation and amortization	40,728	38,283
Sales and marketing	6,293	4,112
Corporate, general and administrative	21,084	71,577
Depreciation and amortization	3,293	2,959
Equity loss	—	801
Other operating income	—	(668)
Total expenses	161,410	190,745
Operating Income (Loss)	11,660	(38,179)

Other Income (Expense)
Interest expense, net	(547)	(5,631)
Loss on extinguishment of debt	—	(991)
Other expense	(493)	(62)
Total other expense	(1,040)	(6,684)
Income (Loss) Before Income Taxes	10,620	(44,863)
Provision for Income Taxes	2,996	4,937
Net Income (Loss)	7,624	(49,800)
Less: net loss attributable to noncontrolling interests	(62)	(146)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$7,686	$(49,654)

Weighted-average number of common shares outstanding - basic	135,516,513	121,119,417
Weighted-average number of common shares outstanding - diluted	135,516,513	121,119,417

Net income (loss) per share - basic	$0.06	$(0.41)
Net income (loss) per share - diluted	$0.06	$(0.41)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

								Total	Redeemable
			Additional	Retained				Permanent	Noncontrolling
	Capital Stock		Paid-in	Earnings	Treasury Stock		Noncontrolling	Stockholders'	Interests
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interests	Equity	(Temporary Equity)	Net Income

Balances, June 30, 2020	132,718,461	133	36,338	64,737	102,030	(193)	6,735	107,750	-
Treasury stock transaction	-	-	-	-	16,095,819	(77,603)	-	(77,603)	-
Time based awards-option cancellation	-	-	(29,201)	-	-	-	-	(29,201)	-
Stock option cancellation and owners distribution	-	-	(3,157)	(9,457)	-	-	-	(12,614)	-
Stock-based compensation	-	-	46	-	-	-	-	46	-
Net loss	-	-	-	(49,654)	-	-	(146)	(49,800)	-	$(49,800)
Balances, September 30, 2020	132,718,461	$133	$4,026	$5,626	16,197,849	$(77,796)	$6,589	$(61,422)	$-

Balances, June 30, 2021	135,516,513	136	323,760	10,663	-	-	6,420	340,979	16,986
Stock-based compensation	-	-	958	-	-	-	-	958	-
Adjustment to redemption value	-	-	-	587	-	-	-	587	(587)
Net income (loss)	-	-	-	7,686	-	-	(94)	7,592	32	$7,624
Balances, September 30, 2021	135,516,513	$136	$324,718	$18,936	-	$-	$6,326	$350,116	$16,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$7,624	$(49,800)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss on disposal of assets	493	—
Provision for uncollectible accounts	1,268	838
Depreciation and amortization	3,293	2,959
Loss on extinguishment of long-term debt	—	991
Amortization of deferred financing costs	107	261
Stock-based compensation	958	46
Deferred income taxes	1,230	3,283
Loss in equity of nonconsolidated entities	—	801
Change in fair value of contingent consideration	—	(668)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	2,929	8,272
Prepaid expenses and other	(1,597)	141
Income tax receivable	1,766	1,500
Deposits and other	(309)	(76)
Accounts payable and accrued expenses	1,248	5,798
Reported and estimated claims	106	4,924
Due to Medicaid and Medicare	1,443	2,672
Net cash provided by (used in) operating activities	20,559	(18,058)
Investing Activities
Purchases of property and equipment	(3,042)	(4,629)
Purchase of cost method investment	(2,000)	—
Net cash used in investing activities	$(5,042)	$(4,629)
Financing Activities
Distributions to owners	$—	$(9,457)
Payments on capital lease obligations	(505)	(480)
Proceeds from long-term debt	—	300,000
Principal payments on long-term debt	(947)	(212,625)
Payment of financing costs and debt premiums	—	(7,478)
Treasury stock purchases	—	(77,603)
Payments related to option cancellation	—	(32,358)
Net cash used in financing activities	(1,452)	(40,001)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	14,065	(62,688)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	203,700	114,565
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$217,765	$51,877

Supplemental Cash Flows Information
Interest paid	$573	$2,954
Income taxes paid	$—	$188
Property and equipment included in accounts payable	$272	$298
Property and equipment purchased under capital leases	$127	$2,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:Business

InnovAge Holding Corp. (formerly, TCO Group Holdings, Inc.) was formed May 13, 2016, to acquire the business of Total Community Options, Inc. d/b/a InnovAge, which was formed in May 2007. In connection with the Company’s initial public offering, which occurred in March 2021, we changed the name of our Company from TCO Group Holdings, Inc. to InnovAge Holding Corp.

InnovAge Holding Corp. and its subsidiaries, which are headquartered in Denver, Colorado have a strong record of innovation, quality, and sensitivity to the needs of participants and staff. The Company manages, and in many cases directly provides, a broad range of medical and ancillary services for seniors in need of care and support to safely live independently in their homes and communities, including in-home care services (skilled, unskilled and personal care); in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the Program of All-Inclusive Care for the Elderly (“PACE”) center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.

The Company serves approximately 6,990 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

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

On March 8, 2021, we completed our initial public offering (“IPO”). The Company’s common stock began trading on the Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “INNV”.

Note 2:Summary of Significant Accounting Policies

The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2021 (“2021 10-K”). During the three months ended September 30, 2021, there were no significant changes to those accounting policies.

Basis of Preparation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended June 30, 2021. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of InnovAge, its wholly owned subsidiaries, variable interest entities (“VIEs”) for which it is the primary beneficiary and entities for which it has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

The Company does not have any components of comprehensive income and comprehensive income is equal to net income reported in the statements of operations for all periods presented.

Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended June 30, 2021, we identified an error in our consolidated balance sheet and statement of stockholders’ equity as of June 30, 2021 related to the presentation of redeemable noncontrolling interests. The Company incorrectly recorded redeemable noncontrolling interests of $17.0 million as permanent equity rather than temporary equity as of June 30, 2021.  As a result, the Company is restating the June 30, 2021 condensed consolidated financial statements to reflect this reclassification from permanent to temporary equity and to record the related adjustment to redemption value as of June 30, 2021. Management has evaluated the materiality of this misstatement and concluded that it is not material to the prior period. The effect of the restatement on the consolidated balance sheet as of June 30, 2021 is as follows (in thousands):

	As Previously
	Reported	Adjustments	As Restated
Redeemable Noncontrolling Interests (See Note 4)	—	16,986	16,986
Retained earnings	11,250	(587)	10,663
Total InnovAge Holding Corp.	335,146	(587)	334,559
Noncontrolling interests	22,819	(16,399)	6,420
Total stockholders’ equity	357,965	(16,986)	340,979

The effect of the restatement on the balances as of June 30, 2021 included in the consolidated statement of stockholders’ equity as of September 30, 2021 is as follows (in thousands):

				Redeemable
			Total Permanent	Noncontrolling
	Retained	Noncontrolling	Stockholders’	Interests
	Earnings	Interests	Equity	(Temporary Equity)
As Previously Reported
Balances, June 30, 2021	11,250	22,819	357,965	—
Adjustments
Balances, June 30, 2021	(587)	(16,399)	(16,986)	16,986
As Restated
Balances, June 30, 2021	10,663	6,420	340,979	16,986

Property and Equipment

Property and equipment were comprised of the following as of September 30, 2021 and June 30, 2021:

	Estimated
dollars in thousands	Useful Lives	September 30, 2021	June 30, 2021
Land	N/A	$11,980	$11,980
Buildings and leasehold improvements	10 - 40 years	112,311	104,724
Software	3 - 5 years	13,906	13,316
Equipment and vehicles	3 - 7 years	36,477	35,341
Construction in progress	N/A	15,043	22,130
		189,717	187,491
Less accumulated depreciation and amortization		(47,725)	(44,776)
Total property and equipment, net		$141,992	$142,715

Depreciation of $3.1 million and $2.8 million was recorded during the three months ended September 30, 2021 and 2020, respectively.

Coronavirus Pandemic (“COVID-19”)

In March 2020, the World Health Organization declared COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, continue to take additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses worldwide. As a PACE organization, we have been and will continue to be impacted by the effects of COVID-19; however, we remain committed to carrying out our mission of caring for our participants. We continue to closely monitor the impact of COVID-19 on all aspects of our business, including the impacts to our employees, participants and suppliers; due to the numerous evolving factors, we are unable to reliably estimate the ultimate impact the pandemic will have on our consolidated financial condition, results of operations or cash flows.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into legislation. The CARES Act provides for $100.0 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Under the CARES Act, the state of Pennsylvania signed into law the Act 24 of 2020, which allocated $10.0 million of funding from the federal CARES Act to managed long term care organizations. Funding from the Act 24 of 2020 must be used to cover necessary COVID-19 related costs incurred between March 1, 2020 and November 30, 2020 for entities in operation as of March 31, 2020. We received $1.0 million in funding under the Act 24 of 2020, which was allocated to InnovAge centers in Pennsylvania. Of the $1.0 million, $0.7 million was recognized prior June 30, 2020 and the remaining balance of $0.3 million was recognized during the year ended June 30, 2021. The CARES Act also provides for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period of May 1, 2020 through December 31, 2021.

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes Topic 740-Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for companies with fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The Company adopted ASU 2019-12 in the current quarter and it did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02 Leases (“ASU 2016-02”), which was intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The guidance should be applied under a modified retrospective transition approach for leases existing at the beginning of the earliest comparative period presented in the adoption-period financial statements. Any leases that expire before the initial application date will not require any accounting adjustment. In June 2020, FASB issued ASU 2020-05 Revenue from contracts with customers (Topic 606) and leases (Topic 842)—Effective dates for certain entities which deferred the new lease standard effective date for the Company to December 15, 2022, with early adoption permitted. The Company will adopt this ASU in the fiscal year beginning July 1, 2022 and has not yet determined the effect of the standard on its ongoing financial reporting.

Financial Instruments

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. This guidance also expands the required credit loss disclosures and will be applied using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-04 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this guidance for the annual and interim reporting periods beginning July 1, 2023. The Company has not determined the effect of the standard on its consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

Note 3:Revenue Recognition

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

Capitation Revenue and Accounts Receivable

Our capitation revenue relates to contracts with participants in which our performance obligation is to provide healthcare services to the participants. Revenues are recorded during the period our obligations to provide healthcare services are satisfied as noted below within each service type. The Company contracts directly with Medicare and Medicaid on a per member, per month (“PMPM”) basis. We receive 100% of the pooled capitated payment to directly provide or manage the healthcare needs of our participants.

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

Our revenues are based on the estimated PMPM  amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program.  VA is included in “Private Pay and other” and is also capitated.  Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate.

The Company disaggregates capitation revenue from the following sources for the three months ended:

	September 30,
	2021	2020
Medicaid	53%	53%
Medicare	47%	47%
Private pay and other	* %	* %
Total	100%	100%

______________

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

The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised (i) 12% of capitation revenues for both the three months ended September 30, 2021 and 2020 and (ii) 19% and 21% of external provider costs for the three months ended September 30, 2021 and 2020, respectively.

Our accounts receivable as of September 30, 2021 and June 30, 2021 is primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	September 30,	June 30,
	2021	2021
Medicaid	59%	60%
Medicare	31%	20%
Private pay and other	10%	20%
Total	100%	100%

The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $5.2 million as of September 30, 2021, compared to $4.4 million as of June 30, 2021. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.

Other Service Revenue and Accounts Receivable

Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Other service revenue was 0.3% and 0.4% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Accounts receivable related to other service revenue were not significant as of both September 30, 2021 and June 30, 2021.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies”.

Note 4:Investments

The Company holds equity method and cost method investments as of:

	September 30,	June 30,
in thousands	2021	2021
Cost method investments	$4,645	$2,645
Equity method investments	848	848
Total investments	$5,493	$3,493

Nonconsolidated Entities

Cost Method Investments

The Company maintains two investments that are accounted for using the cost method. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three months ended September 30, 2021 and 2020, there were no observable price changes or impairments recorded.

Jetdoc

In August 2021, the Company acquired a minority interest equal to 806,481 shares of the outstanding common stock of Jetdoc, Inc. (“Jetdoc”), a telehealth and virtual urgent care app dedicated to effectively connecting users with medical professionals, for cash consideration of $2.0 million. The balance of the Company’s investment in Jetdoc is $2.0 million which represents the maximum exposure to loss.

Dispatch Health

Since 2019, the Company has maintained an investment of $2.6 million in DispatchHealth Holdings, Inc. (“Dispatch Heath”). Dispatch Health offers  complete in-home on-demand healthcare. The balance of the Company’s investment is $2.6 million which represents the maximum exposure to loss.

Equity Method Investments

Pinewood Lodge

The Company’s operations include a Senior Housing unit that primarily includes the accounts of Continental Community Housing (“CCH”), the general partner of Pinewood Lodge, LLP (“ PWD”) which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older.

PWD is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting. The equity earnings of PWD are insignificant. As of September 30, 2021, the balance of the Company’s investment in PWD is $0.8 million which represents the maximum exposure to loss.

Noncontrolling Interest

Senior Housing

The Company’s operations include a 0.01% partnership interest in InnovAge Senior Housing Thornton, LLC (“SH1”), which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older.

SH1 is a  VIE. The Company is the primary beneficiary of SH1 and consolidates SH1. The Company is the primary beneficiary of SH1 as it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the senior housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for a convertible term loan held by SH1.

Redeemable Noncontrolling Interest

InnovAge Sacramento

On March 18, 2019, in connection with the formation of InnovAge Sacramento, the joint venture with Adventist and Eskaton Properties, Incorporated (“Eskaton”), the Company contributed $9.0 million in cash and land valued at $4.2 million for a 59.9% membership interest in the joint venture, InnovAge Sacramento. Further, Adventist contributed $5.8 million in cash and Eskaton contributed $3.0 million in cash for membership interests of 26.4% and 13.7%, respectively.

Prior to January 1, 2021, the Company did not consolidate InnovAge Sacramento. In the third quarter of fiscal year 2021, the Company made an additional contribution of $52,000 dollars to obtain an additional 0.1% membership interest in the joint venture. With the acquisition of the additional 0.1% membership interest, the Company obtained control of InnovAge Sacramento effective January 1, 2021. Accordingly, beginning January 1, 2021, the results of InnovAge Sacramento are included in our consolidated results of operations.

When the joint venture was formed, the Company issued warrants (the “Sacramento Warrants”) to purchase 5% of its issued and outstanding common stock to Adventist at a par value of $0.001 per share and an exercise price equal to the fair market value per share at the time of exercise of this warrant. The Sacramento Warrants fully vest on the exercise date, which is defined as the date on which Adventist has made aggregate capital contributions in an amount greater than $25.0 million to one or more joint venture entities in which Adventist and the Company hold equity (the “Investment Threshold”).

Before consolidation, the Company recorded it’s proportionate share of net loss, which was a loss of $0.8 million for the three months ended September 30, 2020, as equity loss in the statement of operations.

On February 9, 2021, we entered into an amendment agreement with Adventist to amend the Sacramento Warrants. The amendment removes the Investment Threshold requirement and grants Adventist the right to purchase up to $15.0 million of our common stock at an exercise price equal to the initial public offering price. The warrant is exercisable for one year beginning March 8, 2021, the date of the consummation of our IPO. As of September 30, 2021, Adventist had not exercised any warrants.

At inception, the Sacramento Warrants were initially determined to be equity-based payments to nonemployees and as such the measurement date for these warrants was considered to be the date when the Investment Threshold is reached. At the time of the amendment, due to the removal of the Investment Threshold, the Sacramento Warrants were evaluated under ASC 815-40, “Contracts in an Entity’s Own Equity,” which resulted in a liability classification from the date of the amendment through completion of our IPO, due to the variable amount of shares which could be issued. Upon completion of the IPO, the number of shares to be issued were no longer variable, which resulted in the warrants being recorded in equity. A charge of $2.3 million, representing the fair value of the Sacramento Warrants from inception through the date of completion of the IPO, was recorded in other income (expense) in the condensed consolidated statement of operations.

As described above, we obtained control of InnovAge Sacramento through acquisition of an additional 0.1% membership interest, which we consider to be a step acquisition, whereby the Company remeasured the previously held equity method investment to fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. The fair value of the previously held equity investments was determined using a discounted cash flow model.  This resulted in recording a gain on consolidation of $10.9 million during the third quarter of fiscal year 2021.

The JV Agreement includes numerous provisions whereby, if certain conditions are met, the Joint Venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. As of September 30, 2021, none of the conditions specified in the JV Agreement had been met.  At the time the Company became a publicly traded company these put rights held by the noncontrolling interests of the Joint Venture were required to be presented as temporary equity. The carrying value of the redeemable noncontrolling interest as of September 30, 2021 was $16.4 million.

Note 5:Fair Value Measurements

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

Recurring Measurements

The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, each period end the Company reports this put right at the greater of i) carrying value of the redeemable noncontrolling interest or ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, level 3 inputs are used to measure fair value. For the three months ended September 30, 2021, the Company did not record any fair value adjustments as the fair value of the redeemable noncontrolling interest was not greater than the carrying value of the redeemable noncontrolling interest.

Effective August 7, 2018, the Company finalized the acquisition of NewCourtland LIFE Program (“NewCourtland”) in Pennsylvania. The Company paid a base purchase price of $30.0 million, subject to certain net working capital and closing adjustments plus contingent consideration of up to $20.0 million. On March 8 2021 we completed our IPO, which satisfied the condition that the Company sell equity securities pursuant to an effective registration statement. Accordingly, $20.0 million of contingent consideration was paid under the terms of the acquisition agreement. Since all of the contingent consideration of $20.0 million was paid, the lease payments in certain real estate leases between the Company and NewCourtland were reduced from their current amounts and allow the Company to exercise its option to purchase the leased buildings at fair market value, after the initial term of the lease.

Changes in fair value of $0.7 million were recorded in other operating expense (income) for the three months ended September 30, 2020. As of  June 30, 2021 and September 30, 2021, there are no amounts of contingent consideration outstanding.

There were no transfers in and out of Level 3 during the three months ended September 30, 2020 or 2021.

Note 6:Goodwill and Intangible Assets

Goodwill, which represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill amounted to $124.2 million at each of September 30, 2021 and June 30, 2021. Goodwill is not amortized.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the three months ended September 30, 2021 and 2020.

Intangibles assets consisted of the following as of:

	September 30,	June 30,
in thousands	2021	2021
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(2,247)	(2,082)
Balance as of end of period	$6,353	$6,518

Intangible assets consist of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million for both the three months ended September 30, 2021 and 2020, respectively.

We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the three months ended September 30, 2021 and 2020.

During the quarter ended September 30, 2021, the market value of our common stock declined below the carrying value of equity. We were required to qualitatively assess whether a triggering event had occurred and whether it was more likely than not that our goodwill was impaired as of September 30, 2021. On September 17, 2021, we were notified that CMS had determined to suspend new enrollments at our Sacramento center based on deficiencies detected in an audit related to participant quality of care, and on September 30, 2021, we were further notified that the State of California had followed in the determination of such sanctions. The suspension will remain in effect until CMS and the State of California determine that we have remediated the deficiencies to their satisfaction. We believe this decline in common stock price was the market reaction to the new enrollment suspension at our Sacramento center as of September 18, 2021.

Based on our interim qualitative assessment as of September 30, 2021, we determined that it was more-likely-than-not that the fair value of the Company was greater than the net book value and that we did not have a “triggering event”

requiring a quantitative or Step 1 assessment of Goodwill. Our review of macroeconomic and industry considerations, as well as the Company's financial results of the west region for the first quarter of fiscal year 2022 and projections for the full fiscal year 2022, inclusive of a sustained impact of the enrollment suspension at Sacramento, were consistent with the expectations and sensitivities assessed as part of our annual goodwill impairment performed in the fourth quarter of fiscal year 2021. If assumptions or estimates in the fair value calculations change or if future cash flows vary from what was expected, including those assumptions relating to the duration and severity of the financial impact of the enrollment suspension at Sacramento, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.

Note 7:Leases

Property and equipment includes property under various capital leases. These leases have expiration dates ranging from January 2022 to September 2027, varying interest rates, and generally include an option to purchase the equipment at the end of the underlying lease period. The Company’s capital leases included the following at September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
in thousands
Equipment	$11,204	$13,302
Less accumulated depreciation	(5,866)	(7,081)
Total capital leases	$5,338	$6,221

Certain of the Company’s property and equipment is leased under operating leases. Total rental expense under operating leases was $1.0 million for the each of three months ended September 30, 2021, and 2020.

Future minimum lease payments for fiscal years beginning with remainder of fiscal year 2022 for capital leases having initial terms of more than one year and noncancelable operating leases were as follows:

		Operating Leases
	Capital Leases	Minimum Lease
in thousands	Obligations	Payments
Amount remaining in 2022	$1,915	$2,813
2023	2,496	4,266
2024	1,970	3,905
2025	1,197	3,439
2026	163	3,361
Thereafter	7	13,619
Total	7,748	$31,403
Less amount representing interest	(856)
Total minimum lease payments	6,892
Less current maturities	(2,129)
Noncurrent maturities	$4,763

Note 8. Long Term Debt

Long-term debt consisted of the following at September 30, 2021 and June 30, 2021:

	Interest rate	Maturity date	September 30, 2021	June 30, 2021

			in thousands
Senior secured borrowings:
Term Loan Facility	(a)	March 8, 2026	$74,063	$75,000
Revolving Credit Facility (b)	(a)	March 8, 2026	—	—
Convertible term loan	6.68%	August 20, 2030	2,357	2,367
Total debt			76,420	77,367
Less unamortized debt issuance costs			1,896	2,003
Less current maturities			3,791	3,790
Noncurrent maturities			$70,733	$71,574
(a)	The interest rates on the Term Loan Facility and Revolving Credit Facility are described below.
(b)	The remaining capacity under the Revolving Credit Facility as of September 30, 2021 was $100.0 million, subject to (i) any issued amounts under our letters of credit, which as of September 30, 2021 was $2.2 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing.

2016 Credit Agreement

The Company originally entered into a senior secured borrowing agreement (the “2016 Credit Agreement”) on May 13, 2016, that consisted of a senior secured term loan for $75.0 million and a revolving credit facility for $20.0 million. The 2016 Credit Agreement was subsequently amended (i) on May 2, 2019 to increase the senior secured term loan to $190.0 million and a revolving credit facility for $30.0 million and a delayed draw term loan facility (“DDTL”) for $45.0 million and (ii) on July 27, 2020, to increase the senior secured term loan to $300.0 million, the revolving credit facility to $40.0 million and to terminate the DDTL.  The structure of the July 27, 2020 amendment to the 2016 Credit Agreement led to an extinguishment of debt for certain lenders and a modification of debt for other lenders. The total debt structure extinguishment for certain lenders was $57.1 million, and the write off of $1.0 million in debt issuance costs was recorded in loss on extinguishment of debt for the three months ended September 30 30, 2020. The total debt structure that was modified was $250.0 million, while the new debt issued was $50.0 million, which resulted in $9.1 million of  capitalized debt issuance costs. Total amortization of deferred financing costs was $0.3 million for the three months ended September 30, 2020.

Concurrent with the Company’s entry into the 2021 Credit Agreement (as defined below), the Company terminated and repaid in full all outstanding indebtedness under the 2016 Credit Agreement.

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

Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of September 30, 2021, the interest rate on the Term Loan Facility was 1.84%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of September 30, 2021, we had no borrowings outstanding under the Revolving Credit Facility.

The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of September 30, 2021, the Company was in compliance with the covenants of the 2021 Credit Agreement.

The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. Total amortization of deferred financing costs was $0.1 million for the three months ended September 30, 2021.

Convertible Term Loan

On June 29, 2015, SH1 entered into a convertible term loan. Monthly principal and interest payments of $0.02 million commenced on September 1, 2015. The loan is secured by a deed of trust to Public Trustee, assignment of leases and rents, security agreements, and SH1’s fixture filing.

Note 9: Commitments and Contingencies

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

Litigation

From time to time, in the normal course of business, the Company is involved in or subject to legal proceedings related to its business, including those described below. The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred, and to determine if accruals are appropriate. The Company expenses legal costs as such costs are incurred.

In July 2021, the Company received a civil investigative demand (“CID”) from the Attorney General for the State of Colorado. The CID requests information and documents regarding Medicaid billing, patient services and referrals at InnovAge’s Colorado program. We continue to fully cooperate with the Attorney General and produce the requested information and documentation. We are currently unable to predict the outcome of this investigation.

On October 14, 2021, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and the underwriters in the Company’s IPO, alleging violations of Sections 11 and 15 of the Securities Act of 1933 for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and seeking compensatory damages, among other things.

Although the results of legal proceedings and claims are inherently unpredictable and uncertain, we do not believe that the outcomes of the legal proceedings with which we are currently involved, based on the currently available information, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or cash flows, though the outcomes could be material to the firms operating results for any particular period; depending in part, upon the operating results of such period. Regardless of the outcome, litigation has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

Note 10: Equity

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

Concurrently with the entry into the Agreement, the Company amended and restated its 2016 Credit Agreement, see Note 8, “Long Term Debt” for further discussion. A portion of the proceeds from the 2016 Credit Agreement were used by the Company to repurchase 16,095,819 shares of its common stock for $77.6 million from certain members of management, including certain members of the Board of Directors, and certain members of our equity partner. The common stock was then recognized as Treasury stock. The Treasury stock was retired in March 2021.

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

As part of the transaction, for the three months ended September 30, 2020,  the Company incurred $22.6 million in transaction costs, of which $13.1 million was recognized as Corporate, general and administrative expense and $9.5 million was recognized as a distribution to owners as the costs were paid on behalf of the owners. These costs were recorded during the three months ended September 30, 2020.

Note 11: Stock-based Compensation

A summary of our aggregate share-based compensation expense is set forth below. Stock-based compensation expense is included in corporate, general and administrative expenses on our consolidated statements of operations.

	Three Months Ended
	September 30,
in thousands	2021	2020

Stock options (a)	$—	$45,387
Profits interests units	590	46
Restricted stock units	368	—
Total stock-based compensation expense	$958	$45,433

(a)	The amount for 2020 relates to stock-based compensation expense recognized as a result of the Cancellation Agreement, as defined and described in Note 11, “Stock-based Compensation”.

2016 Equity Incentive Plan

The Company maintained the 2016 Equity Incentive Plan pursuant to which various stock-based awards were granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock that was authorized under the 2016 Equity Incentive Plan was 17,836,636, of which a total of 16,994,976 awards were granted. On July 27, 2020, the Company, Ignite Aggregator LP, and the equity holders of the Company entered into a Securities Purchase Agreement, and in conjunction therewith, the Company amended and restated the 2016 Credit Agreement. A portion of the proceeds from the 2016 Credit Agreement were used by the Company to repurchase 16,095,819 shares of its common stock from the certain members of management, the Board of Directors, and members of our equity partner. Additionally, as part of the 2016 Credit Agreement, the Company executed the Cancellation Agreement, as defined and described in Note 11, “Stock-based Compensation” with each of the 2016 Equity Incentive Plan option holders, pursuant to which the Company’s 16,994,976 common stock options which were granted under the 2016 Equity Incentive Plan, were cancelled. The Cancellation Agreement resulted in the option holders receiving the same amount of cash that they would have received had they exercised their options, participated in the repurchase described above and sold their remaining shares. The 2016 Equity Incentive Plan was cancelled and replaced with the 2020 Equity Incentive Plan, as described below.

2020 Equity Incentive Plan

Profits Interests

The LP maintains the 2020 Equity Incentive Plan pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, and advisers. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. As of September 30, 2021, a total of 13,009,137 profits interests units have been granted under the 2020 Equity Incentive Plan.

The Company uses the Monte Carlo option model to determine the fair value of the granted profits interests units. There were no grants during the three months ended September 30, 2021.

A summary of profits interests activity for the three months ended September 30, 2021 was as follows:

	Number of	Weighted average
Time-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2021	6,587,261	$1.27
Forfeited	(76,249)	$1.27
Outstanding balance, September 30, 2021	6,511,012	$1.27

	Number of	Weighted average
Performance-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2021	6,223,262	$0.57
Forfeited	(99,307)	$0.57
Outstanding balance, September 30, 2021	6,123,955	$0.57

The total unrecognized compensation cost related to profits interests units outstanding as of September 30, 2021 was $9.6 million, comprised (i) $6.1 million related to time-based unit awards expected to be recognized over a weighted-average period of 0.9 years and (ii) $3.5 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.

2021 Omnibus Incentive Plan

In March 2021, the compensation committee of our Board of Directors approved the 2021 Omnibus Incentive Plan, pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest (i) on March 4, 2023, the second anniversary of the grant date, or (ii) over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units is based on the closing market price of our common stock on the date of grant.

A summary of restricted stock units activity for the three months ended September 30, 2021 was as follows:

		Weighted
		average
	Number of	grant-date fair
Restricted stock units	awards	value per share

Outstanding balance, June 30, 2021	48,470	$22.87
Granted	48,148	$22.39
Outstanding balance, September 30, 2021	96,618	$22.39

The total unrecognized compensation cost related to restricted stock units outstanding as of September 30, 2021 was $1.8 million and is expected to be recognized over a weighted-average period of 1.9 years.

Note 12: Income Taxes

The Company recorded a tax provision of $3.0 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively. This represents an effective tax rate of 28.2% and (11.0)% for the three months ended September 30, 2021 and 2020, respectively.

The effective rate for the three months ended September 30, 2021 was different from the federal statutory rate primarily due to disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m) and lobbying expenses which occurred during the three month period.

The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the three-month period ended September 30, 2021, the Company has determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets.

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts that the CARES Act may have on its business. While several of these provisions may impact the Company, there have not been any significant impacts noted through September 30, 2021.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,
in thousands, except share values	2021	2020
Net income (loss) attributable to InnovAge Holding Corp.	$7,686	$(49,654)
Weighted average common shares outstanding (basic)	135,516,513	121,119,417
Earnings (loss) per share - basic	$0.06	$(0.41)

Dilutive shares	—	—
Weighted average common shares outstanding (diluted)	135,516,513	121,119,417
Earnings (loss) per share -diluted	$0.06	$(0.41)

Note 14: Segment Reporting

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

The Company serves approximately 6,990 PACE participants, making it the largest PACE provider in the U.S. based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia. PACE, an alternative to nursing homes, is a managed care, capitated program, which serves the frail elderly in a community-based service model. Participants receive all medical services through a comprehensive, consolidated model of care. Capitation payments are received from Medicare parts C and D; Medicaid; the VA, and private pay sources. The Company is at risk for all health and allied care costs incurred with respect to the care of its participants, although it does negotiate discounted rates with its provider network consisting of hospitals, nursing homes, assisted living facilities, and medical specialists. Additionally, under the Medicare Prescription Drug Plan, CMS shares part of the risk for providing prescription medication to the Company’s participants.

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

The Company’s management uses Center-level Contribution Margin as the measure for assessing performance of its segments. Center-level Contribution Margin is defined as total revenues less external provider costs and cost of care

(excluding depreciation and amortization), which includes all medical and pharmacy costs. The Company allocates corporate level expenses to its segments with a majority of the allocation going to the PACE segment.

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the three months ended:

	September 30, 2021			September 30, 2020
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$172,554	$—	$172,554	$151,944	$—	$151,944
Other service revenue	9	507	516	119	503	622
Total revenues	172,563	507	173,070	152,063	503	152,566
External provider costs	90,012	—	90,012	73,681	—	73,681
Cost of care, excluding depreciation and amortization	40,101	627	40,728	37,454	829	38,283
Center-level Contribution Margin	42,450	(120)	42,330	40,928	(326)	40,602
Overhead costs(2)	27,391	(14)	27,377	75,689	—	75,689
Depreciation and amortization	3,185	108	3,293	2,771	188	2,959
Equity loss	—	—	—	801	—	801
Other operating income	—	—	—	(668)	—	(668)
Interest expense, net	(496)	(51)	(547)	(5,578)	(53)	(5,631)
Loss on extinguishment of debt	—	—	—	(991)	—	(991)
Other income	(493)	—	(493)	(62)	—	(62)
Income (Loss) Before Income Taxes	$10,885	$(265)	$10,620	$(44,296)	$(567)	$(44,863)

(1)Center-level Contribution Margin from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments consist of Homecare and Senior Housing. Neither of those segments has ever met any of the quantitative thresholds for determining reportable segments.
(2)	Overhead consists of the Sales and marketing and Corporate, general and administrative financial statement line items.

Note 15: Related-party

Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, the general partner, who is a subsidiary of the Company (the “General Partner”), helped fund operating deficits and shortfalls of PWD in the form of a loan. At each of September 30, 2021 and June 30, 2021, $0.7 million was recorded in Deposits and other. Additionally, the General Partner is paid an administration fee of $35,000 per year.

Note 16: Subsequent Events

The Company has evaluated subsequent events through November 9, 2021, the date on which the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties, including those discussed below and in the section entitled “Cautionary Note on Forward-Looking Statements.” Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K.

Overview

InnovAge Holding Corp. (“InnovAge”), formerly TCO Group Holdings, Inc., became a public company in March 2021. The Company serves approximately 6,990 PACE participants, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

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

Despite the challenges brought on by COVID-19, as of September 30, 2021, we continue care delivery through telehealth and at our centers, all of which remain fully opened. As economies around the world have reopened in 2021, sharp increases in demand are creating significant disruptions to the global supply chain. Global logistics network challenges have resulted in higher prices for the medical supplies we require. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook.

For additional information on the various risks posed by the COVID-19 pandemic, please see ‘Risk Factors’ included in our 2021 10-K.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:

●	Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average RAF score of 2.40 based on InnovAge data as of September 30, 2021, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2019; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all of participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and

Medicaid, which provides recurring revenue streams and significant visibility into our revenue growth trajectory. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant.
●	Our ability to grow enrollment and capacity within existing centers. We believe our demonstrated ability to drive sustained, organic census growth is a key indicator of the attractiveness of the InnovAge Platform to our key constituents: participants; their families and government payors. We have driven 10% annual, organic census growth over the last four fiscal years. Awareness of PACE programs remains low among potential participants, despite high levels of participant satisfaction. To improve awareness of InnovAge and attract new participants, our sales and marketing teams educate prospective participants and their families on our powerful value proposition, superior health outcomes and participant satisfaction. We have a large, embedded growth opportunity within our existing center base. As of September 30, 2021, our eligible participant penetration rate was, on average, 13% across our existing markets, and as the only designated PACE provider in most of the MSAs that we serve, we believe there is significant runway for further growth. We also believe that we will continue to conduct a portion of visits via telehealth after the COVID-19 pandemic subsides, which could potentially increase the average capacity of our centers.
●	Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. We have multiple touch points with participants and their families, which enhances participant receptivity to our services. We achieved an 83% participant satisfaction rating as of July 1, 2021 and average participant tenure was 3.0 years as of September 30, 2021, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5% annually over the last three fiscal years. Approximately 75% of our historical disenrollments have been involuntary, due primarily to participant death or otherwise due to participants moving out of our service areas.
●	Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Because our participants are among the most frail and medically complex individuals in the U.S. healthcare system, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 76% of our revenue in the three months ended September 30, 2021. While we are liable for potentially large medical claims, our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care.
●	Center-level Contribution Margin. Over time, we plan to grow both our number of centers and the number of participants at each center. As we add participants to existing centers, we further leverage our fixed cost base at those centers and the value of a center to our business increases over time. We have a history of achieving profitable Center-level Contribution Margin, as defined and described below under Key Business Metrics and Non-GAAP Measures.
●	Our ability to expand via acquisition or de novo centers within existing and new markets. We have a large addressable market and believe we serve a very small portion of PACE-eligible participants in those markets, reflecting significant unmet demand for PACE services and creating opportunities for us to grow in new and existing markets. We have proven our ability to integrate and improve acquired organizations, as well as expand and operationalize new centers across multiple geographies while generating consistent center-level performance. Based upon our success to date, we believe our innovative care model can scale nationally, and we expect to continue selectively and strategically expanding into new geographies.
●	Execute tuck-in acquisitions. We believe there is a sizeable landscape of potential tuck-in acquisitions to supplement our organic growth strategy. Over the past three fiscal years, we have acquired and integrated three PACE organizations, expanding our InnovAge Platform to one new state and four new markets through those acquisitions. We are disciplined in our approach to acquisitions and have executed multiple types of

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
●	Contracting with government payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Maintaining, supporting and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.
●	Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and due to additional costs we are incurring and expect to incur as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate and director and officer insurance, investor relations and increased legal, audit, reporting and consulting fees. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. Accordingly, in the short term we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
●	Seasonality of our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Based on the difference between our estimate and the final determination from CMS, we may receive incremental true up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.

Components of Results of Operations

Revenue

Capitation Revenue.   In order to provide comprehensive services to manage the totality of a participant’s medical care across all settings, we receive fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, Veterans Affairs (“VA”) and private pay sources.

Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are amended annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. New agreements have been executed for the periods (i) January 1, 2021 through December 31, 2021 for California and (ii) July 1, 2021 through June 30, 2022 for all other states, except Pennsylvania, for which we are currently operating in good standing under the 2020 amended agreement while the agency finalizes its 2021 amendment. For a discussion of our revenue recognition policies, please see Critical Accounting Policies and Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2021 10-K.

Other Service Revenue. Other service revenue primarily consists of revenues derived from fee-for-service arrangements, state food grants, rent revenues and management fees. We generate fee-for-service revenue from providing home-care services to non-PACE patients in their homes, for which we bill the patient or their insurance plan on a fee-for-service basis. For a discussion of our revenue recognition policies, please see Critical Accounting Policies and Estimates below and Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2021 10-K.

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

Corporate, General and Administrative Expenses.   Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs. In addition, general and administrative expenses include all corporate technology and occupancy costs associated with our regional corporate offices. We expect our general and administrative expenses to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company, as well as other costs associated with continuing to grow our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term, although such expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

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

Other Operating Income. Other operating income consists of the re-measurement of contingent consideration to fair value relating to our acquisition of NewCourtland.

For more information relating to the components of our results of operations, see Results of Operations below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2021 10-K

Results of Operations

The results of our operations for the three months ended September 30, 2021 include those of InnovAge Sacramento, which during the same period of the prior year was not a consolidated entity. The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended
	September 30,
in thousands	2021	2020
Revenues
Capitation revenue	$172,554	$151,944
Other service revenue	516	622
Total revenues	173,070	152,566
Expenses
External provider costs	90,012	73,681
Cost of care, excluding depreciation and amortization	40,728	38,283
Sales and marketing	6,293	4,112
Corporate, general and administrative	21,084	71,577
Depreciation and amortization	3,293	2,959
Equity loss	—	801
Other operating income	—	(668)
Total expenses	161,410	190,745
Operating Income (Loss)	$11,660	$(38,179)
	—	—
Other Income (Expense)
Interest expense, net	(547)	(5,631)
Loss on extinguishment of debt	—	(991)
Other expense	(493)	(62)
Total other expense	(1,040)	(6,684)
Income (Loss) Before Income Taxes	10,620	(44,863)
Provision for Income Taxes	2,996	4,937
Net Income (Loss)	$7,624	$(49,800)
Less: net loss attributable to noncontrolling interests	(62)	(146)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$7,686	$(49,654)

Revenues

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
in thousands
Capitation revenue	$172,554	$151,944	$20,610	13.6%
Other service revenue	516	622	(106)	(17.0)%
Total revenues	$173,070	$152,566	$20,504	13.4%

Capitation revenue. Capitation revenue was $172.6 million for the three months ended September 30, 2021, an increase of $20.6 million, or 13.6%, compared to $151.9 million for the three months ended September 30, 2020. This increase was driven by (i) a 5.1% increase in capitation rates and (ii) an 8.1% increase in member months (as defined below). The increase in capitation rates was primarily driven by an expected annual increase in Medicaid capitation rates.

Other service revenue. Other service revenue was $0.5 million for the three months ended September 30, 2021, a decrease of $0.1 million, or 17%, from $0.6 million for the three months ended September 30, 2020.

Operating Expenses

	Three months ended September 30,
	2021	2020	$ Change	% Change
in thousands
External provider costs	$90,012	$73,681	$16,331	22.2%
Cost of care (excluding depreciation and amortization)	40,728	38,283	2,445	6.4%
Sales and marketing	6,293	4,112	2,181	53.0%
Corporate, general, and administrative	21,084	71,577	(50,493)	(70.5)%
Depreciation and amortization	3,293	2,959	334	11.3%
Equity loss	—	801	(801)	(100.0)%
Other operating income	—	(668)	668	(100.0)%
Total operating expenses	$161,410	$190,745	$(29,335)	(15.4)%

External provider costs. External provider costs were $90.0 million for the three months ended September 30, 2021, an increase of $16.3 million, or 22.2%, compared to $73.7 million for the three months ended September 30, 2020. The increase is primarily driven by (i) an increase of 13.0% in cost per participant and (ii) an increase of 8.1% in member months. The increase in cost per participant is primarily driven by the net effect of an increase in housing, outpatient, inpatient and specialist care expenses.

Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $40.7 million for the three months ended September 30, 2021, an increase of $2.4 million, or 6.4%, compared to $38.3 million for the three months ended September 30, 2020, primarily due to the net effect of (i) an increase of 8.1% in member months and (ii) a decrease of 1.6% in cost per participant. The decrease in cost per participant was driven by a decrease in supplies expense offset by an increase in transportation costs due to the reopening of our centers.

Sales and marketing. Sales and marketing expenses were $6.3 million for the three months ended September 30, 2021, an increase of $2.2 million, or 53.0%, compared to $4.1 million for the three months ended September 30, 2020, primarily due to an increase in (i) employee compensation and benefits due to an increase in FTEs and (ii) costs associated with certain new advertising campaigns to raise PACE awareness and accelerate growth.

Corporate, general and administrative. Corporate, general and administrative expenses were $21.1 million for the three months ended September 30, 2021, a decrease of $50.5 million, or 70.5%, compared to $71.6 million for the three months ended September 30, 2020. The decrease was primarily due to the fees incurred during fiscal year 2021 as a result of the Apax Transaction (as defined below). In connection with the Apax Transaction, $45.4 million was recorded related to the cancellation of 16,994,975 common stock options outstanding under the Company’s 2016 Equity Incentive Plan and $13.1 million of transaction related costs were recorded as corporate, general and administrative expenses. Offsetting the decrease of $58.5 million related to the Apax Transaction were expenses of $8.0 million primarily from Company growth and the additional costs associated with being a publicly traded company.

Depreciation and amortization. Depreciation and amortization expenses are primarily attributable to our buildings and leasehold improvements and our equipment and vehicles. Depreciation and amortization are recorded using the straight-line method over the shorter of estimated useful life or lease terms, to the extent the assets are being leased. Depreciation and amortization expense was $3.3 million for the three months ended September 30, 2021, an increase of $0.3 million, or 11.3%, compared to $3.0 million for the three months ended September 30, 2020. This increase is due to an increase in depreciation expense as a result of capital additions in the normal course of business.

Equity loss. Equity loss of $0.8 million for the three months ended September 30, 2020 related to our equity method investment in InnovAge Sacramento. InnovAge Sacramento began operations in July 2020 and was subsequently consolidated into operations effective January 1, 2021, therefore there are no equity earnings for the three months ended September 30, 2021.

Other operating income. Other operating income was $0.7 million for the three months ended September 30, 2020 due to the change in fair value of contingent consideration. The contingent consideration was paid in March 2021 and there were no amounts outstanding as of September 30, 2021.

Other Income (Expense)

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
in thousands
Interest expense, net	$(547)	$(5,631)	$5,084	90.3%
Loss on extinguishment of debt	—	(991)	991	N/A
Other expense	(493)	(62)	(431)	(695.2)%
Total other expense	$(1,040)	$(6,684)	$5,644	84.4%

Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $0.5 million for the three months ended September 30, 2021, a decrease of $5.1 million, or 90.3%, compared to $5.6 million for the three months ended September 30, 2020. The decrease was primarily due to (i) a lower outstanding debt balance and (ii) to a lesser extent, a lower average interest rate. For additional information regarding our outstanding indebtedness, see Note 8, “Long-Term Debt” to our consolidated financial statements.

Loss on extinguishment of debt. We recognized a loss on extinguishment of debt of $1.0 million for the three months ended September 30, 2020 and no loss on extinguishment of debt for the three months ended September 30, 2021.

Provision for Income Taxes

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

During the three months ended September 30, 2021 and 2020, we reported provision for income taxes of $3.0 million and $4.9 million, respectively. The decrease of $1.9 million is primarily due to (i) our pretax book loss recognized during the three months ended September 30, 2020, as compared to pretax book income recognized during the three months ended September 30, 2021 and (ii) certain permanent differences between the financial and tax accounting treatment in 2020 of (a) the Section 162(m) limitation on compensation of five highest paid officers, (b) transaction costs associated with the Apax Transaction and (c) the change in our valuation allowance.

Net Loss Attributable to Noncontrolling Interests.

InnovAge Senior Housing Thornton, LLC (“SH1”) is a Variable Interest Entity (“VIE”). The Company is the primary beneficiary of SH1 and consolidates SH1. The Company is the primary beneficiary of SH1 because it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for the convertible term loan held by SH1. The SH1 interest is reflected within equity as noncontrolling interests. Our share of earnings are recorded in the consolidated statements of operations and the share of the other noncontrolling interest holders’ earnings are recorded as net loss attributable to noncontrolling interests.

The Company has a controlling interest in InnovAge Sacramento. As of January 1, 2021, our share of earnings are recorded in the consolidated statements of operations and the share of the other noncontrolling interest holders’ earnings are recorded as net loss attributable to noncontrolling interests.

Net Income (Loss)

During the three months ended September 30, 2021 and 2020, we reported net income of $7.6 million and a net loss of $(49.8) million, respectively, consisting of (i) income (loss) from operations of $11.7 million and ($38.2 million), respectively, (ii) other expense of $1.0 million and $6.7 million, respectively, and (iii) provision for income taxes of $3.0 million and $4.9 million, respectively, each as described above.

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

	Three months ended September 30,
	2021	2020

	dollars in thousands
Key Business Metrics:
Centers(a)	18	17
Census(a)(b)	6,990	6,500
Total Member Months(a)	20,906	19,342

Center-level Contribution Margin	$42,330	$40,602
Center-level Contribution Margin as a % of revenue	24.5%	26.7%

Non-GAAP Measures:
Adjusted EBITDA(c)	$18,212	$23,110
Adjusted EBITDA Margin(c)	10.5%	15.1%
(a)	Amount for 2021 includes InnovAge Sacramento, which the Company owns and controls through a joint venture and is consolidated in our financial statements.
(b)	Participant numbers are approximate.
(c)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. For a definition and reconciliation of these non-GAAP measures to the most closely comparable GAAP measures for the period indicated, see below under “Adjusted EBITDA.”

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

Center-level Contribution Margin

We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $42.3 million and $40.6 million for the three months ended September 30, 2021 and 2020, respectively.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for interest expense, depreciation and amortization, and provision for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, M&A diligence, transaction and integration, business optimization, electronic medical record (“EMR”) implementation, financing-related fees and contingent consideration. For the three months ended September 30, 2021 and 2020, our net income (loss) was $7.6 million and ($49.8 million), respectively, and Adjusted EBITDA was $18.2 million and $23.1 million, respectively, representing a year-over-year decrease of 21.2%. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily from i) the impact of normalization of center-level contribution margin as COVID-19 transmission rates declined period over period ii) an increase in sales and marketing expense as a result of our investment in digital and other sales initiatives and ii) higher corporate, general and administrative expenses, including those associated with being a publicly traded company.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three Months Ended
	September 30,
in thousands	2021	2020

Net income (loss)	$7,624	$(49,800)
Interest expense, net	547	5,631
Depreciation and amortization	3,293	2,959
Provision for income tax	2,996	4,937
Stock-based compensation	958	46
M&A diligence, transaction and integration(a)	327	58,338
Business optimization(b)	2,117	503
EMR implementation(c)	350	172
Financing-related fees(d)	—	992
Contingent consideration(e)	—	(668)
Adjusted EBITDA	$18,212	$23,110
(a)	For the three months ended September 30, 2020, this primarily represents (i) $45.4 million related to the cancellation of options and the redemption of shares and (ii) $13.1 million of transaction fees and expenses recognized in connection with the July 27, 2020 transaction between us, an affiliate of Apax Partners and our then existing equity holders entering into a Securities Purchase Agreement (the “Apax Transaction”).
(b)	Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology systems and improve the efficiency and effectiveness of our operations.
(c)	Reflects non-recurring expenses relating to the implementation of a new electronic medical record vendor.
(d)	Reflects fees and expenses incurred in connection with amendments to our credit agreements. See Note 8, “Long Term Debt” to the consolidated financial statements.
(e)	Reflects the contingent consideration fair value adjustment made during the reporting period associated with our acquisition of NewCourtland.

Adjusted EBITDA margin

Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue less any exceptional, one-time revenue items. For the three months ended September 30, 2021, our net income margin was 4.4%, as compared to our net income margin of (32.6)% for the three months ended September 30, 2020. For the three months ended September 30, 2021, our Adjusted EBITDA margin was 10.5%, as compared to our Adjusted EBITDA margin for the three months ended September 30, 2020 of 15.1%.

Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net income (loss) and net income (loss) margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of revenue and expenses that do not relate to our ongoing business performance, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net income (loss) and net income (loss) margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. The use of the term Adjusted EBITDA varies from others in our industry.

Liquidity and Capital Resources

General

To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and from the sale of common stock in our IPO that occurred in March 2021. As of September 30, 2021, we had cash and cash equivalents of $215.5 million. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.

Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined in Note 8, “Long Term Debt” to the condensed consolidated financial statements) due 2026, (ii) capital and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2025 and 2032, respectively, (iii) the operations of our business, including special projects such as our transition to a new electronic medical record vendor, with respect to which we expect to incur non-recurring implementation costs over the next 18 months, and ongoing costs through 2026, and (iv) income tax payments, which are generally due on a quarterly and annual basis. We also expect to use capital resources for capital additions, which we expect to primarily relate to the development of de novo centers to the extent and as they are opened. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term and long-term basis. For additional information regarding our lease obligations, debt and commitments, see Note 7, “Leases”, Note 8, “Long Term Debt” and Note 9, “Commitments and Contingencies” to our condensed consolidated financial statements.

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

On March 8, 2021, concurrently with the closing of the IPO, the Company entered into a new credit agreement, the 2021 Credit Agreement, that replaced the 2016 Credit Agreement, as further discussed in Note 8, “Long Term Debt” to our condensed consolidated financial statements. The 2021 Credit Agreement consists of a senior secured term loan, Term Loan Facility, of $75.0 million principal amount and a revolving credit facility, Revolving Credit Facility, of $100.0 million maximum borrowing capacity, each as defined and described in Note 8, “Long Term debt” to the consolidated financial statements. Principal on the Term Loan Facility is paid each calendar quarter beginning September 2021 in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the Term Loan Facility, together with proceeds from the IPO, were used to repay amounts outstanding under the 2016 Credit Agreement.

Any outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of September 30, 2021, the interest rate on the Term Loan Facility was 1.84%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of September 30, 2021, we had no borrowings outstanding under the Revolving Credit Facility and, therefore, had full capacity thereunder, subject to applicable covenant compliance restrictions and any other conditions precedent to borrowing. As of September 30, 2021, we also had $2.4 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.

For more information about our debt, see Note 8 “Long Term Debt” to our consolidated financial statements.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Condensed Consolidated Statements of Cash Flows

Our consolidated statements of cash flows for the three months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended
	September 30,
	2021	2020	$ Change
in thousands
Net cash provided by (used in) operating activities	$20,559	$(18,058)	$38,617
Net cash used in investing activities	(5,042)	(4,629)	(413)
Net cash used in financing activities	(1,452)	(40,001)	38,549
Net change in cash, cash equivalents and restricted cash	$14,065	$(62,688)	$76,753

Operating Activities. The change in net cash provided by (used in) operating activities was primarily due to the net effect of (i) net income of $7.6 million in the current year period compared to a net loss of $49.8 million in the prior year period, as described further above, (ii) a net increase in working capital primarily as a result of the impact of the completion of the Colorado Department of Health Care Policy & Financing’s (‘HCPF’) reconciliation, as described below, and the timing of prepaid expenses.

In fiscal year 2021, the Company and the HCPF completed the reconciliation for fiscal years 2018 and 2019. The reconciliation resulted in a net adjustment of reduction of accounts receivable of $3.4 million, which was recorded in fiscal year 2021. The Company does not expect adjustments related to the reconciliation to be significant in future periods.

Investing Activities. The increase in net cash used in investing activities was primarily due to an increase in cash used of $3.0 million for growth-related capital expenditures and a $2.0 million cost method investment.

Financing activities. The decrease in net cash used in financing activities was primarily due to the net effect of the Apax Transaction in fiscal year 2021, which included net proceeds on long-term debt of $87.4 million, $77.6 million related to treasury stock purchases and $32.4 million related to stock option cancellation payments, those payments of which did not recur in fiscal year 2022.

Contractual Obligations and Commitments

Our principal commitments consist of repayments of long-term debt and obligations under operating and capital leases. As of September 30, 2021, we had $76.4 million of long-term debt outstanding. See Note 8, “Long Term Debt” in our consolidated financial statements for more information. As of September 30, 2021, we had future minimum operating lease payments under non-cancellable leases through the year 2032 of $31.4 million. We also had non-cancellable capital lease agreements with third parties through the year 2027 with future minimum payments of $6.9 million. See Note 7, “Leases” in our consolidated financial statements for more information.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2021.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups (“JOBS”) Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, only being required to present two years of audited financial statements, plus unaudited condensed consolidated financial statements for applicable interim periods and the related discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, exemptions from the requirements of holding non-binding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

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

For a description of our policies regarding our critical accounting policies, see “Critical Accounting Policies and Estimates” in the 2021 Annual 10-K. There have been no significant changes in our critical accounting policies, estimates, or methodologies to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest rate risk

As of September 30, 2021, we had total outstanding debt of $74.1 million in principal amount under the Term Loan Facility, $2.4 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility (each as defined in Note 8, “Long Term Debt” to the Condensed Consolidated Financial Statements). As of June 30, 2021, we had total outstanding debt of $75.0 million in principal amount under the Term Loan Facility and $2.4 million under the Convertible Term Loan.  As of September 30, 2021, the interest rate on the Term Loan Facility was 1.84%

Additionally, we are required to pay the following fees pursuant to the terms of the 2021 Credit Agreement:

(a) a commitment fee on the average daily unused portion of the revolving credit commitments of 0.25% effective March 8, 2021 and 0.5% per annum prior to that date;

(b) a customary administrative agent fee to the first lien administrative agent;

(c) a participation fee on the daily amount of letter of credit exposure of each letter of credit issued by each issuing bank at a rate equal to 5.0% with respect to the term loan borrowings under the 2021 Credit Agreement; and

(d) a fronting fee which shall accrue at 0.125% on the actual daily amounts of the exposure determined in the prior subsection (c).

We had cash and cash equivalents of $215.5 million and $201.5 million as of September 30, 2021 and June 30, 2021, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.

Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

Inflation risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation, including as a result of COVID-19, will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2021.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

In July 2021, we received a CID from the Attorney General for the State of Colorado. The CID requests information and documents regarding Medicaid billing, patient services and referrals at InnovAge’s Colorado program. We continue to fully cooperate with the Attorney General and to produce the requested information and documentation. We are currently unable to predict the outcome of this investigation.

On October 14, 2021, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and the underwriters in the Company’s IPO, alleging violations of Sections 11 and 15 of the Securities Act of 1933 for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and seeking compensatory damages, among other things.

Although the results of legal proceedings and claims are inherently unpredictable and uncertain, we do not believe that any of the legal proceedings with which we are currently involved would, if determined adversely to us, either individually or in the aggregate, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

Item 1.A Risk Factors

Other than the updates to the risk factor set forth below, there have been no material changes to the risk factors disclosed in the “Risk factors” section of our 2021 10-K

Risks Related to our Business

We may be subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, requests for information, audits and investigations regarding care and services provided to participants, the False Claims Act (“FCA”), data privacy, security, labor and employment, consumer protection or intellectual property. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. On October 14, 2021, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. We are currently unable to predict the outcome of this proceeding. See Item 1, Legal Proceedings.

Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include claims for substantial or indeterminate amounts of damages and may include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties, fines and sanctions. In the event of compliance issues, sanctions could include civil monetary penalties, corrective action plans (as is the case currently with respect to our Sacramento, California center), monitoring, contract termination, and/or CMS and/or Medicaid agencies suspending or restricting enrollment with us, which could negatively impact our geographical expansion and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, regulatory inquiries, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

The results of regulatory proceedings, investigations, inquiries, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, cause harm to our reputation, business, financial condition, results of operations and the market price of our common stock.

We are also subject to lawsuits under the FCA and comparable state laws for submitting allegedly fraudulent, inadequately supported or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse.

In July 2021, we received a CID from the Attorney General for the State of Colorado. The CID requests information and documents regarding Medicaid billing, patient services and referrals at InnovAge’s Colorado program. We are currently unable to predict the outcome of this investigation. See Item 1, Legal Proceedings.

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

Risks Related to Regulation

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could require corrective actions or have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

As a result of our PACE contracts with CMS and state government agencies, state licenses, and participation in Medicaid, we are routinely subject to, or will continue to be subject to in the future, various governmental inspections, reviews, audits, requests for information and investigations to verify our compliance with requirements of these programs and applicable laws and regulations, assess the quality of the services we are providing to our participants, and evaluate the accuracy of the risk adjustment data we have submitted to the government.

On May 26, 2021, the Colorado Department of Health Care Policy & Financing (“HCPF”) and the Colorado Department of Public Health and Environment (“CDPHE”) initiated a joint audit of our Colorado PACE centers, and on June 21, 2021, CMS also initiated a separate focused desk audit of our Colorado PACE program. We received preliminary findings from CMS and HCPF/CDPHE in July 2021, received validation results presenting issues in two of the six areas under validation in October 2021, and expect to receive final reports from the agencies in early 2022. In conjunction with providing validation results, the agencies referred our case to the Compliance and Enforcement Division of CMS for review and possible further action. With respect to these three audits, to date, we have no indication of whether the agencies intend to request a corrective action plan, suspend or otherwise curtail our programs or impose other sanctions, and given the recent referral to the Compliance and Enforcement Division, we do not have an indication of what further action, if any, the Division may take. We cannot guarantee the outcome of these audits, including whether or not sanctions will be imposed, until the Compliance and Enforcement Division completes its review and we receive the respective final reports from each agency.

On May 10, 2021, CMS began a routine, scheduled audit of our Sacramento, California center. On September 17, 2021, we were notified that CMS had determined to suspend new enrollments at our Sacramento center based on deficiencies detected in the audit related to participant quality of care, and on September 30, 2021, we were further notified that the State of California had followed in the determination of such sanctions. The suspension will remain in effect until CMS and the State of California determine that we have remediated the deficiencies to their satisfaction. We submitted a corrective action plan on October 15, 2021 and began implementing corrective action even prior to such submission. As of November 2, 2021, CMS and the State of California jointly requested additional feedback regarding the corrective action plan, which is due by November 16, 2021.  At such time, the corrective action plan will again be under review by CMS and California. At this time, we cannot guarantee the outcome of these processes. If CMS or California is not satisfied with proposed or implemented corrective actions, we could be subject to additional sanctions.

Inspections, reviews, audits, requests for information or investigations with adverse findings, can result in:

●temporary or permanent enrollment sanctions in the affected center(s), as is the case with our Sacramento, California center;
●refunding amounts we have been paid by the government;
●state or federal agencies imposing corrective action plans, fines, penalties, training, policies and procedures, and other requirements or sanctions on us;
●temporary suspension of payments;
●debarment or exclusion from participation in federal health care programs;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2021.

Use of Proceeds

On March 8, 2021, we completed the IPO of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-252853), which was declared effective on March 3, 2021. There have been no material changes in the planned use of proceeds from the IPO from those that were described in the final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on March 5, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Restatement of Prior Period Financial Statements

As discussed in Note 2, “Summary of Significant Accounting Policies”,  to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q, subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended June 30, 2021, we identified an error in our consolidated balance sheet and statement of stockholders’ equity as of June 30, 2021 related to the presentation of redeemable noncontrolling interests.  As a result of the IPO in March 2021, certain put options held by the noncontrolling interests were determined to be redeemable noncontrolling interests pursuant to Rule 5-02 of SEC Regulation S-X and the SEC guidance codified in ASC 480-10-S99.  The Company incorrectly recorded redeemable noncontrolling interests of $17.0 million as permanent equity rather than temporary equity as of June 30, 2021.  As a result, the Company will correct the June 30, 2021 consolidated financial statements that will be included in our Form 10-K for the year ended June 30, 2022 to reflect this reclassification from permanent to temporary equity and to record the related adjustment to redemption value as of June 30, 2021. Management has evaluated the materiality of this misstatement and concluded that it is not material to the prior period.  The impact of the restatement on periods previously included in our Form 10-K for the year ended June 30, 2021 is presented below.

The effect of the restatement on the consolidated balance sheet as of June 30, 2021 is as follows (in thousands):

	As Previously
	Reported	Adjustments	As Restated
Redeemable Noncontrolling Interests (See Note 4)	—	16,986	16,986
Retained earnings	11,250	(587)	10,663
Total InnovAge Holding Corp.	335,146	(587)	334,559
Noncontrolling interests	22,819	(16,399)	6,420
Total stockholders’ equity	357,965	(16,986)	340,979

The effect of the restatement on the consolidated statement of stockholders’ equity as of June 30, 2021 is as follows:

			Total	Redeemable
			Permanent	Noncontrolling
	Retained	Noncontrolling	Stockholders’	Interests	Net
	Earnings	Interests	Equity	(Temporary Equity)	Income
As Previously Reported
Consolidation of equity method investment	—	16,838	16,838	—	—
Net income (loss)	(43,986)	(754)	(44,740)	—	—
Adjustment to redemption value	—	—	—	—	—
Balances, June 30, 2021	11,250	22,819	357,965	—	—
Adjustments
Consolidation of equity method investment	—	(16,838)	(16,838)	16,838	—
Net income (loss)	—	439	439	(439)	(44,740)
Adjustment to redemption value	(587)	—	(587)	587	—
Balances, June 30, 2021	(587)	(16,399)	(16,986)	16,986	—
As Restated
Consolidation of equity method investment	—	—	—	16,838	—
Net income (loss)	(43,986)	(315)	(44,301)	(439)	(44,740)
Adjustment to redemption value	(587)	—	(587)	587	—
Balances, June 30, 2021	10,663	6,420	340,979	16,986	—

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

EXHIBIT INDEX

Exhibit No.	Description

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

Date: November 9, 2021

INNOVAGE HOLDING CORP.

By:	/s/ Barbara Gutierrez
Name:	Barbara Gutierrez
Title:	Chief Financial Officer