Form 10-Q
period 2021-12-31
InnovAge Holding Corp.
filed 2022-02-09
CIK 1834376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 8, 2022, there were 135,516,513 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarterly period ended December 31, 2021

Cautionary Note on Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts and may include statements about our expectations to increase the number of participants we serve, to grow enrollment and capacity within existing centers, to build de novo centers, and other similar statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part I, Item 2, and “Risk Factors,” included in Part II, Item 1A, but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

●	the results of periodic inspections, reviews and audits under the federal and state government programs, including the ongoing audit of our Albuquerque, New Mexico center, the sanctions currently in place on our centers in Colorado and in our Sacramento center in California and our ability to sufficiently cure any deficiencies identified by the respective federal and state government programs;
●	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
●	our ability to develop and maintain proper and effective internal control over financial reporting;
●	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
●	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
●	our ability to attract and retain highly qualified personnel;
●	our management team’s limited experience managing a public company and recent Chief Executive Officer succession;
●	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
●	the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;
●	our ability to maintain our corporate culture;
●	the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;
●	our ability to attract and retain the services of key primary care physicians;
●	the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
●	our ability to accurately estimate incurred but not reported medical expense;
●	the impact of negative publicity regarding the managed healthcare industry;
●	the impact of state and federal efforts to reduce Medicaid spending;
●	the impact on our centers of adverse weather conditions and other factors beyond our control; and
●	other factors disclosed in the section entitled “Risk Factors” in our Annual Report for the year ended June 30, 2021 filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2021 as well as in this Quarterly Report on Form 10-Q.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other public communications and filings with the SEC. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Unless otherwise specified or unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to “InnovAge,” “the Company,” “we,” “us,” and “our,” or similar references, refer to InnovAge Holding Corp. and our consolidated subsidiaries.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	June 30,
	2021	2021
Assets
Current Assets
Cash and cash equivalents	$216,314	$201,466
Restricted cash	2,234	2,234
Accounts receivable, net of allowance ($2,861 – December 31, 2021 and $4,350 – June 30, 2021)	33,288	32,582
Prepaid expenses and other	9,458	9,249
Income tax receivable	4,644	5,401
Total current assets	265,938	250,932
Noncurrent Assets
Property and equipment, net	152,200	142,715
Investments	5,493	3,493
Deposits and other	3,966	3,877
Goodwill	124,217	124,217
Intangible assets, net	6,187	6,518
Total noncurrent assets	292,063	280,820
Total assets	$558,001	$531,752
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$39,223	$32,361
Reported and estimated claims	34,607	33,234
Due to Medicaid and Medicare	8,840	7,101
Current portion of long-term debt	3,792	3,790
Current portion of capital lease obligations	2,854	2,079
Total current liabilities	89,316	78,565
Noncurrent Liabilities
Deferred tax liability, net	19,080	15,700
Capital lease obligations	8,788	5,190
Other noncurrent liabilities	2,489	2,758
Long-term debt, net of debt issuance costs	69,892	71,574
Total liabilities	189,565	173,787
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	18,850	16,986
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of December 31, 2021 and June 30, 2021; 135,516,513 shares issued and outstanding as of both December 31, 2021 and June 30, 2021	136	136
Additional paid-in capital	325,501	323,760
Retained earnings	17,695	10,663
Total InnovAge Holding Corp.	343,332	334,559
Noncontrolling interests	6,254	6,420
Total stockholders’ equity	349,586	340,979
Total liabilities and stockholders’ equity	$558,001	$531,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except number of shares and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenues
Capitation revenue	$174,964	$156,515	$347,518	$308,459
Other service revenue	386	796	902	1,418
Total revenues	175,350	157,311	348,420	309,877
Expenses
External provider costs	91,033	75,145	181,045	148,826
Cost of care, excluding depreciation and amortization	42,911	38,074	83,639	76,357
Sales and marketing	6,679	4,631	12,972	8,743
Corporate, general and administrative	28,482	15,729	49,566	87,306
Depreciation and amortization	3,292	2,992	6,585	5,951
Equity loss	—	541	—	1,342
Other operating income	—	(343)	—	(1,011)
Total expenses	172,397	136,769	333,807	327,514
Operating Income (Loss)	2,953	20,542	14,613	(17,637)

Other Income (Expense)
Interest expense, net	(674)	(6,555)	(1,221)	(12,186)
Loss on extinguishment of debt	—	—	—	(991)
Other income (expense)	28	106	(465)	44
Total other expense	(646)	(6,449)	(1,686)	(13,133)
Income (Loss) Before Income Taxes	2,307	14,093	12,927	(30,770)
Provision for Income Taxes	1,201	4,486	4,197	9,423
Net Income (Loss)	1,106	9,607	8,730	(40,193)
Less: net loss attributable to noncontrolling interests	(217)	(98)	(279)	(243)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$1,323	$9,705	$9,009	$(39,950)

Weighted-average number of common shares outstanding - basic	135,516,513	116,520,612	135,516,513	118,795,021
Weighted-average number of common shares outstanding - diluted	135,516,513	116,520,612	135,516,513	118,795,021

Net income (loss) per share - basic	$0.01	$0.08	$0.07	$(0.34)
Net income (loss) per share - diluted	$0.01	$0.08	$0.07	$(0.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended December 31, 2021
								Total	Redeemable
			Additional	Retained				Permanent	Noncontrolling
	Capital Stock		Paid-in	Earnings	Treasury Stock		Noncontrolling	Stockholders'	Interests
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interests	Equity	(Temporary Equity)	Net Income (Loss)
Balances, September 30, 2021	135,516,513	136	324,718	18,936	-	-	6,326	350,116	16,431
Stock-based compensation	-	-	783	-	-	-	-	783	-
Net income (loss)	-	-	-	1,323	-	-	(72)	1,251	(145)
Adjustment to redemption value	-	-	-	(2,564)	-	-	-	(2,564)	2,564	$-
Balances, December 31, 2021	135,516,513	$136	$325,501	$17,695	-	$-	$6,254	$349,586	$18,850

	For the Six Months Ended December 31, 2021
								Total	Redeemable
			Additional	Retained				Permanent	Noncontrolling
	Capital Stock		Paid-in	Earnings	Treasury Stock		Noncontrolling	Stockholders'	Interests
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interests	Equity	(Temporary Equity)	Net Income (Loss)

Balances, June 30, 2021	135,516,513	136	323,760	10,663	-	-	6,420	340,979	16,986
Stock-based compensation	-	-	1,741	-	-	-	-	1,741	-
Net income (loss)	-	-	-	9,009			(166)	8,843	(113)
Adjustment to redemption value	-	-	-	(1,977)	-	-	-	(1,977)	1,977	$-
Balances, December 31, 2021	135,516,513	$136	$325,501	$17,695	-	$-	$6,254	$349,586	$18,850

	For the Three Months Ended December 31, 2020
			Additional
	Capital Stock		Paid-in	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Total
Balances, September 30, 2020	132,718,461	$133	$4,026	$5,626	16,197,849	$(77,796)	$6,589	$(61,422)
Stock-based compensation	—	—	526	—	—	—	—	526
Owner contribution	—	—	20,000	—	—	—	—	20,000
Net income (loss)	—	—	—	9,705	—	—	(98)	9,607
Balances, December 31, 2020	132,718,461	$133	$24,552	$15,330	16,197,849	$(77,796)	$6,492	$(31,289)

	For the Six Months Ended December 31, 2020
			Additional
	Capital Stock		Paid-in	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Total
Balances, June 30, 2020	132,718,461	$133	$36,338	$64,737	102,030	$(193)	$6,735	$107,750
Treasury stock transaction	—	—	—	—	16,095,819	(77,603)	—	(77,603)
Owner distribution	—	—	—	(9,457)	—	—	—	(9,457)
Time based awards- option cancelation	—	—	(32,358)	—	—	—	—	(32,358)
Stock-based compensation	—	—	572	—	—	—	—	572
Owner contribution	—	—	20,000	—	—	—	—	20,000
Net income (loss)	—	—	—	(39,950)	—	—	(243)	(40,193)
Balances, December 31, 2020	132,718,461	$133	$24,552	$15,330	16,197,849	$(77,796)	$6,492	$(31,289)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2021	2020
Operating Activities
Net income (loss)	$8,730	$(40,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss on disposal of assets	465	—
Provision for uncollectible accounts	2,883	2,712
Depreciation and amortization	6,585	5,951
Loss on extinguishment of long-term debt	—	991
Amortization of deferred financing costs	215	652
Stock-based compensation	1,741	572
Deferred income taxes	3,380	6,084
Loss in equity of nonconsolidated entities	—	1,342
Change in fair value of contingent consideration	—	(1,011)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(3,589)	4,171
Prepaid expenses and other	(209)	(385)
Income tax receivable	757	1,738
Deposits and other	(89)	(315)
Accounts payable and accrued expenses	7,596	2,351
Reported and estimated claims	1,373	6,204
Due to Medicaid and Medicare	1,739	8,393
Net cash provided by (used in) operating activities	31,577	(743)
Investing Activities
Purchases of property and equipment	(11,681)	(11,464)
Purchase of intangible assets	—	(2,000)
Purchase of cost method investment	(2,000)	—
Net cash used in investing activities	$(13,681)	$(13,464)
Financing Activities
Distributions to owners	$—	$(9,457)
Owner contributions	—	20,000
Payments on capital lease obligations	(1,154)	(1,079)
Proceeds from long-term debt	—	300,000
Principal payments on long-term debt	(1,894)	(213,390)
Payment of financing costs and debt premiums	—	(7,478)
Treasury stock purchases	—	(77,603)
Payments related to option cancellation	—	(32,358)
Net cash used in financing activities	(3,048)	(21,365)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	14,848	(35,572)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	203,700	114,565
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$218,548	$78,993

Supplemental Cash Flows Information
Interest paid	$984	$8,154
Income taxes paid	$84	$1,638
Property and equipment included in accounts payable	$1,004	$217
Property and equipment purchased under capital leases	$5,653	$3,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:Business

InnovAge Holding Corp. (formerly, TCO Group Holdings, Inc.) was formed May 13, 2016, to acquire the business of Total Community Options, Inc. d/b/a InnovAge, which was formed in May 2007. In connection with the Company’s initial public offering (“IPO”), which occurred in March 2021, we changed the name of our Company from TCO Group Holdings, Inc. to InnovAge Holding Corp.

InnovAge Holding Corp. and its subsidiaries, which are headquartered in Denver, Colorado have a record of innovation, quality, and sensitivity to the needs of participants and staff. The Company manages, and in many cases directly provides, a broad range of medical and ancillary services for seniors in need of care and support to safely live independently in their homes and communities, including in-home care services (skilled, unskilled and personal care); in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the Program of All-Inclusive Care for the Elderly (“PACE”) center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.

As of December 31, 2021, the Company served approximately 7,050 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

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

On March 8, 2021, we completed our IPO. The Company’s common stock began trading on the Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “INNV”.

Note 2:Summary of Significant Accounting Policies

The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2021 (“2021 10-K”). During the six months ended December 31, 2021, there were no significant changes to those accounting policies.

Basis of Preparation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended June 30, 2021. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of InnovAge, its wholly owned subsidiaries, variable interest entities (“VIEs”)

for which it is the primary beneficiary and entities for which it has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

The Company does not have any components of comprehensive income and comprehensive income is equal to net income reported in the statements of operations for all periods presented.

Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the year ended June 30, 2021, we identified an error in our consolidated balance sheet and statement of stockholders’ equity as of June 30, 2021 related to the presentation of redeemable noncontrolling interests. The Company incorrectly recorded redeemable noncontrolling interests of $17.0 million as permanent equity rather than temporary equity as of June 30, 2021.  As a result, the Company restated the June 30, 2021 condensed consolidated financial statements to reflect this reclassification from permanent to temporary equity and to record the related adjustment to redemption value as of June 30, 2021. Management evaluated the materiality of this misstatement and concluded that it is not material to the prior period. The effect of the restatement on the consolidated balance sheet as of June 30, 2021 is as follows (in thousands):

	As Previously
	Reported	Adjustments	As Restated
Redeemable Noncontrolling Interests (See Note 4)	—	16,986	16,986
Retained earnings	11,250	(587)	10,663
Total InnovAge Holding Corp.	335,146	(587)	334,559
Noncontrolling interests	22,819	(16,399)	6,420
Total stockholders’ equity	357,965	(16,986)	340,979

The effect of the restatement on the balances as of June 30, 2021 included in the consolidated statement of stockholders’ equity as of December 31, 2021 is as follows (in thousands):

				Redeemable
			Total Permanent	Noncontrolling
	Retained	Noncontrolling	Stockholders’	Interests
	Earnings	Interests	Equity	(Temporary Equity)
As Previously Reported
Balances, June 30, 2021	11,250	22,819	357,965	—
Adjustments
Balances, June 30, 2021	(587)	(16,399)	(16,986)	16,986
As Restated
Balances, June 30, 2021	10,663	6,420	340,979	16,986

Property and Equipment

Property and equipment were comprised of the following as of December 31, 2021 and June 30, 2021:

	Estimated
dollars in thousands	Useful Lives	December 31, 2021	June 30, 2021
Land	N/A	$11,980	$11,980
Buildings and leasehold improvements	10 - 40 years	121,644	104,724
Software	3 - 5 years	13,964	13,316
Equipment and vehicles	3 - 7 years	43,006	35,341
Construction in progress	N/A	12,164	22,130
		202,758	187,491
Less accumulated depreciation and amortization		(50,558)	(44,776)
Total property and equipment, net		$152,200	$142,715

Depreciation of $6.1 million and $5.6 million was recorded during the six months ended December 31, 2021 and 2020, respectively.

Coronavirus Pandemic (“COVID-19”)

In March 2020, the World Health Organization declared COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees, continue to take additional steps to avoid or reduce infection, including limiting travel and working from home. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses worldwide. As a PACE organization, we have been and will continue to be impacted by the effects of COVID-19. We closed all our centers in March 2020 and transitioned to a 100% in-home and virtual care model. We believe that the general lack of in-person interaction and the reduction in healthcare personnel, and specifically, trained personnel, impacted our ability to adhere to the complex government laws and regulations that apply to our business. We remain committed to carrying out our mission of caring for our participants. We continue to closely monitor the impact of COVID-19 on all aspects of our business, including the impacts to our employees, participants and suppliers. Due to the numerous evolving factors, we are unable to reliably estimate the ultimate impact the pandemic will have on our consolidated financial condition, results of operations or cash flows.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into legislation. The CARES Act provided for $100.0 billion to healthcare providers, including hospitals on the front lines of the COVID-19 pandemic. Under the CARES Act, the state of Pennsylvania signed into law the Act 24 of 2020, which allocated $10.0 million of funding from the federal CARES Act to managed long term care organizations. Funding from the Act 24 of 2020 was to be used to cover necessary COVID-19 related costs incurred between March 1, 2020 and November 30, 2020 for entities in operation as of March 31, 2020. We received $1.0 million in funding under the Act 24 of 2020, which was allocated to InnovAge centers in Pennsylvania. Of the $1.0 million, $0.7 million was recognized prior June 30, 2020 and the remaining balance of $0.3 million was recognized during the year ended June 30, 2021. The CARES Act also provides for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period of May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021, enacted December 27, 2020, extended this suspension for three more months, through March 31, 2021.  H.R. 1868, enacted on April14, 2021 further extends the suspension through December 31, 2021. On December 10, 2021 the “Protecting Medicare and American Farmers from Sequester Cuts Act” extends the 2% Medicare sequester moratorium through March 31, 2022, and adjusts the sequester to 1% between April 1, 2022 and June 30, 2022.

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes Topic 740-Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for companies with fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The Company adopted ASU 2019-12 during the quarter ended September 30, 2021 and it did not have a material effect on the Company’s condensed consolidated financial statements.

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

Financial Instruments

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. This guidance also expands the required credit loss disclosures and will be applied using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-04 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this guidance for the annual and interim reporting periods beginning July 1, 2023. The Company has not determined the effect of the standard on its condensed consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our condensed consolidated financial statements.

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

The Company disaggregates capitation revenue from the following sources for the six months ended:

	December 31,
	2021	2020
Medicaid	54%	52%
Medicare	46%	47%
Private pay and other	* %	1%
Total	100%	100%

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

The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised (i) 12% of capitation revenues for both the six months ended December 31, 2021 and 2020 and (ii) 19% and 20% of external provider costs for the six months ended December 31, 2021 and 2020, respectively.

Our accounts receivable as of December 31, 2021 and June 30, 2021 is primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	December 31,	June 30,
	2021	2021
Medicaid	49%	60%
Medicare	42%	20%
Private pay and other	9%	20%
Total	100%	100%

The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $2.9 million as of December 31, 2021, compared to $4.4 million as of June 30, 2021. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.

Other Service Revenue and Accounts Receivable

Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Other service revenue was 0.3% and 0.5% of total revenue for the six months ended December 31, 2021 and 2020, respectively. Accounts receivable related to other service revenue were not significant as of both December 31, 2021 and June 30, 2021.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies”.

Note 4:Investments

The Company holds equity method and cost method investments as of:

	December 31,	June 30,
in thousands	2021	2021
Cost method investments	$4,645	$2,645
Equity method investments	848	848
Total investments	$5,493	$3,493

Nonconsolidated Entities

Cost Method Investments

The Company maintains two investments that are accounted for using the cost method. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the six months ended December 31, 2021 and 2020, there were no observable price changes or impairments recorded.

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

PWD is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting. The equity earnings of PWD are insignificant. As of December 31, 2021, the balance of the Company’s investment in PWD is $0.8 million which represents the maximum exposure to loss.

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

Redeemable Noncontrolling Interest

InnovAge Sacramento

On March 18, 2019, in connection with the formation of InnovAge Sacramento, the joint venture with Adventist Health System/West (“Advestist”) and Eskaton Properties, Incorporated (“Eskaton”), the Company contributed $9.0 million in cash and land valued at $4.2 million for a 59.9% membership interest in the joint venture, InnovAge Sacramento. Further, Adventist contributed $5.8 million in cash and Eskaton contributed $3.0 million in cash for membership interests of 26.4% and 13.7%, respectively.

Prior to January 1, 2021, the Company did not consolidate InnovAge Sacramento. In the third quarter of fiscal year 2021, the Company made an additional contribution of $52,000 to obtain an additional 0.1% membership interest in the joint venture. With the acquisition of the additional 0.1% membership interest, the Company obtained control of InnovAge Sacramento effective January 1, 2021. Accordingly, beginning January 1, 2021, the results of InnovAge Sacramento are included in our consolidated results of operations.

Before consolidation, the Company recorded its proportionate share of net loss, which was a loss of $1.3 million for the six months ended December 31, 2020, as equity loss in the statement of operations.

When the joint venture was formed, the Company issued warrants to Adventist (the “Sacramento Warrants”) to purchase 5% of its issued and outstanding common stock par value $0.001 per share, at an exercise price equal to the fair market value per share at the time of exercise of the warrant. Pursuant to the original warrants, the Sacramento Warrants were to fully vest on the date on which Adventist would have made aggregate capital contributions in an amount greater than $25.0 million to one or more joint venture entities in which Adventist and the Company held equity (the “Investment Threshold”).

On February 9, 2021, we entered into an amendment agreement with Adventist to amend the Sacramento Warrants. The amendment removes the Investment Threshold requirement and grants Adventist the right to purchase up to $15.0 million of our common stock at an exercise price equal to the initial public offering price. The warrant is exercisable for one year beginning March 8, 2021, the date of the consummation of our IPO. As of December 31, 2021, Adventist had not exercised any warrants.

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

The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the Joint Venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. As of December 31, 2021, none of the conditions specified in the JV Agreement had been met.  At the time the Company became a publicly traded company these put rights held by the noncontrolling interests of the Joint Venture were required to be presented as temporary equity. The fair value of the redeemable noncontrolling interest as of December 31, 2021 was $18.9 million.

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

Recurring Measurements

The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, level 3 inputs are used to measure fair value. As of December 31, 2021, the Company recorded an adjustment to redemption value related to the redeemable noncontrolling interest of $2.6 million. This adjustment represents the excess amount of fair value over the carrying value as of December 31, 2021.  The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model.

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

Change in fair value of $1.0 million was recorded in other operating expense (income) for the six months ended December 31, 2020. As of  June 30, 2021 and December 31, 2021, there are no amounts of contingent consideration outstanding.

There were no transfers in and out of Level 3 during the six months ended December 31, 2021 or 2020.

Note 6:Goodwill and Intangible Assets

Goodwill, which represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill amounted to $124.2 million at each of December 31, 2021 and June 30, 2021. Goodwill is not amortized.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the six months ended December 31, 2021 and 2020.

Intangibles assets consisted of the following as of:

	December 31,	June 30,
in thousands	2021	2021
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(2,413)	(2,082)
Balance as of end of period	$6,187	$6,518

Intangible assets consist of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.3 million for both the six months ended December 31, 2021 and 2020, respectively.

We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the six months ended December 31, 2021 and 2020.

During the six months ended December 31, 2021, the market value of our common stock declined below the carrying value of equity. We were required to qualitatively assess whether a triggering event had occurred and whether it was more likely than not that our goodwill was impaired as of December 31, 2021. On September 17, 2021, we were notified that CMS had determined to suspend new enrollments at our Sacramento center based on deficiencies detected in an audit related to participant quality of care, and on September 30, 2021, we were further notified that the State of California had followed in the determination of such sanctions.  On December 22, 2021, we were notified that CMS had determined to suspend new enrollments at our Colorado centers based on deficiencies detected in an audit related to participant quality of care, and on December 23, 2021, we were further notified that the Colorado Department of Health Care Policy and Financing (“HCPF”) intended to issue similar sanctions. In each case, the suspension will remain in effect until CMS and the respective States determine that we have remediated the deficiencies to their satisfaction. We believe this continued decline in common stock price was the market reaction to the additional enrollment suspensions.

Based on our interim qualitative assessment as of December 31, 2021, we determined that it was more-likely-than-not that the fair value of the Company was greater than the net book value and that we did not have a “triggering event” requiring a quantitative or Step 1 assessment of Goodwill. Our review of macroeconomic and industry considerations, the Company's financial results of the central region and west region reporting units for the six months ended December 31, 2021 and financial projections for the full fiscal year 2022, inclusive of a sustained impact of the enrollment suspension in each case, were consistent with the expectations and sensitivities assessed as part of our annual goodwill impairment performed in the fourth quarter of fiscal year 2021. If assumptions or estimates in the fair value calculations change or if future cash flows vary from what was expected, including those assumptions relating to the duration and severity of the financial impact of the enrollment suspension at Sacramento and Colorado, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.

Note 7:Leases

Property and equipment includes property under various capital leases. These leases have expiration dates ranging from August 2022 to November 2027, varying interest rates, and generally include an option to purchase the equipment at the end of the underlying lease period. The Company’s capital leases included the following at December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
in thousands
Equipment	$16,412	$13,302
Less accumulated depreciation	(6,284)	(7,081)
Total capital leases	$10,128	$6,221

Certain of the Company’s property and equipment is leased under operating leases. Total rental expense under operating leases was $2.1 million and $2.3 million for the each of six months ended December 31, 2021, and 2020.

Future minimum lease payments for fiscal years beginning with remainder of fiscal year 2022 for capital leases having initial terms of more than one year and noncancelable operating leases were as follows:

		Operating Leases
	Capital Leases	Minimum Lease
in thousands	Obligations	Payments
Amount remaining in 2022	$1,831	$2,188
2023	3,780	4,829
2024	3,253	4,556
2025	2,477	4,110
2026	1,446	4,051
Thereafter	1,819	14,029
Total	14,606	$33,763
Less amount representing interest	(2,964)
Total minimum lease payments	11,642
Less current maturities	(2,854)
Noncurrent maturities	$8,788

Note 8. Long Term Debt

Long-term debt consisted of the following at December 31, 2021 and June 30, 2021:

	Interest rate	Maturity date	December 31, 2021	June 30, 2021

			in thousands
Senior secured borrowings:
Term Loan Facility	(a)	March 8, 2026	$73,125	$75,000
Revolving Credit Facility (b)	(a)	March 8, 2026	—	—
Convertible term loan	6.68%	August 20, 2030	2,348	2,367
Total debt			75,473	77,367
Less unamortized debt issuance costs			1,788	2,003
Less current maturities			3,792	3,790
Noncurrent maturities			$69,892	$71,574
(a)	The interest rates on the Term Loan Facility and Revolving Credit Facility are described below.
(b)	The remaining capacity under the Revolving Credit Facility as of December 31, 2021 was $100.0 million, subject to (i) any issued amounts under our letters of credit, which as of December 31, 2021 was $2.2 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing.

2016 Credit Agreement

The Company originally entered into a senior secured borrowing agreement (the “2016 Credit Agreement”) on May 13, 2016, that consisted of a senior secured term loan for $75.0 million and a revolving credit facility for $20.0 million. The 2016 Credit Agreement was subsequently amended (i) on May 2, 2019 to increase the senior secured term loan to $190.0 million and a revolving credit facility for $30.0 million and a delayed draw term loan facility (“DDTL”) for $45.0 million and (ii) on July 27, 2020, to increase the senior secured term loan to $300.0 million, the revolving credit facility to $40.0 million and to terminate the DDTL.  The structure of the July 27, 2020 amendment to the 2016 Credit Agreement led to an extinguishment of debt for certain lenders and a modification of debt for other lenders. The total debt structure extinguishment for certain lenders was $57.1 million, and the write off of $1.0 million in debt issuance costs was recorded in loss on extinguishment of debt for the six months ended December 31, 2020. The total debt structure that was modified was $250.0 million, while the new debt issued was $50.0 million, which resulted in $9.1 million of  capitalized debt issuance costs. Total amortization of deferred financing costs was $0.7 million for the six months ended December 31, 2020.

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

Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of December 31, 2021, the interest rate on the Term Loan Facility was 1.84%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of December 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility.

The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of December 31, 2021, the Company was in compliance with the covenants of the 2021 Credit Agreement.

The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. Total amortization of deferred financing costs was $0.2 million for the six months ended December 31, 2021.

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

In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requests information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. We continue to fully cooperate with the Attorney General and produce the requested information and documentation. We are currently unable to predict the outcome of this investigation.

In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter.  The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operates (California, Colorado, New Mexico, Pennsylvania, and Virginia).  The Company is fully cooperating with the DOJ to produce the requested information and documentation.  We are currently unable to predict the outcome of this investigation.

Although the results of legal proceedings and claims are inherently unpredictable and uncertain, we do not believe that the outcomes of the legal proceedings with which we are currently involved, based on the currently available information, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or cash flows, though the outcomes could be material to the Company’s operating results for any particular period; depending in part, upon the operating results of such period. Regardless of the outcome, litigation has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

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

As part of the transaction, for the six months ended December 31, 2020,  the Company incurred $22.6 million in transaction costs, of which $13.1 million was recognized as Corporate, general and administrative expense and $9.5 million was recognized as a distribution to owners as the costs were paid on behalf of the owners. These costs were recorded during the six months ended December 31, 2020.

Note 11: Stock-based Compensation

A summary of our aggregate share-based compensation expense is set forth below. Stock-based compensation expense is included in corporate, general and administrative expenses on our consolidated statements of operations.

	Six Months Ended
	December 31,
in thousands	2021	2020

Stock options (a)	$90	$45,387
Profits interests units	1,029	572
Restricted stock units	622	—
Total stock-based compensation expense	$1,741	$45,959

(a)	The amount for 2020 relates to stock-based compensation expense recognized as a result of the Cancellation Agreement.

2016 Equity Incentive Plan

The Company maintained the 2016 Equity Incentive Plan pursuant to which various stock-based awards were granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock that was authorized under the 2016 Equity Incentive Plan was 17,836,636, of which a total of 16,994,976 awards were granted. On July 27, 2020, the Company, Ignite Aggregator LP, and the equity holders of the Company entered into a Securities Purchase Agreement, and in conjunction therewith, the Company amended and restated the 2016 Credit Agreement. A portion of the proceeds from the 2016 Credit Agreement were used by the Company to repurchase 16,095,819 shares of its common stock from the certain members of management, the Board of Directors, and members of our equity partner. Additionally, as part of the 2016 Credit Agreement, the Company executed the Cancellation Agreement with each of the 2016 Equity Incentive Plan option holders, pursuant to which the Company’s 16,994,976 common stock options which were granted under the 2016 Equity Incentive Plan, were cancelled. The Cancellation Agreement resulted in the option holders receiving the same amount of cash that they would have received had they exercised their options, participated in the repurchase described above and sold their remaining shares. The 2016 Equity Incentive Plan was cancelled and replaced with the 2020 Equity Incentive Plan, as described below.

2020 Equity Incentive Plan

Profits Interests

The LP maintains the 2020 Equity Incentive Plan pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, and advisers. A maximum number of 16,162,177

Class B Units are authorized for grant under the 2020 Equity Incentive Plan. As of December 31, 2021, a total of 13,009,137 profits interests units have been granted under the 2020 Equity Incentive Plan.

The Company used the Monte Carlo option model to determine the fair value of the profits interests units at the time of the grant. There were no grants during the six months ended December 31, 2021.

A summary of profits interests activity for the six months ended December 31, 2021 was as follows:

	Number of	Weighted average
Time-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2021	6,587,261	$1.28
Forfeited	(547,959)	$1.28
Outstanding balance, December 31, 2021	6,039,302	$1.28

	Number of	Weighted average
Performance-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2021	6,223,262	$0.57
Forfeited	(728,254)	$0.57
Outstanding balance, December 31, 2021	5,495,008	$0.57

The total unrecognized compensation cost related to profits interests units outstanding as of December 31, 2021 was $8.2 million, comprised (i) $5.0 million related to time-based unit awards expected to be recognized over a weighted-average period of 0.9 years and (ii) $3.2 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.

2021 Omnibus Incentive Plan

In March 2021, the compensation committee of our Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (the “2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest (i) on March 4, 2023, the second anniversary of the grant date, or (ii) over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units with time based vesting is based on the closing market price of our common stock on the date of grant.

Restricted Stock Units

A summary of time-based vesting restricted stock units activity for the six months ended December 31, 2021 was as follows:

		Weighted
		average
	Number of	grant-date fair
Restricted stock units - time based	awards	value per share

Outstanding balance, June 30, 2021	48,470	$22.87
Granted	232,980	$10.35
Forfeited	(5,170)	$23.95
Outstanding balance, December 31, 2021	276,280	$12.51

The total unrecognized compensation cost related to time based restricted stock units outstanding as of December 31, 2021 was $3.0 million and is expected to be recognized over a weighted-average period of 2.0 years.

A summary of performance based vesting restricted stock units activity for the six months ended December 31, 2021 was as follows:

		Weighted
		average
	Number of	grant-date fair
Restricted stock units - performance based	awards	value per share

Outstanding balance, June 30, 2021	—	$—
Granted	258,767	$5.18
Forfeited	—	$—
Outstanding balance, December 31, 2021	258,767	$5.18

The fair value of the performance based restricted stock units and performance based stock options granted during the six months ended December 31, 2021, was based upon a Monte Carlo option pricing model using the assumptions in the following table:

2022
Expected volatility	34.5%
Expected term (in years)	5.0
Interest rate	1.56%
Dividend yield	0%
Weighted-average fair values	$5.18
Fair value of underlying stock	$7.89

The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of December 31, 2021 was $1.3 million and is expected to be recognized over a weighted-average period of 3.8 years.

Nonqualified Stock Options

A summary of time-based vesting stock option activity for the six months ended December 31, 2021 was as follows:

		Weighted
		average
	Number of	grant-date fair
Stock options - time based	awards	value per share

Outstanding balance, June 30, 2021	—	$—
Granted	554,499	$1.61
Forfeited	—	$—
Outstanding balance, December 31, 2021	554,499	$1.61

The total unrecognized compensation cost related to time-based vesting stock options outstanding as of December 31, 2021 was $0.9 million and is expected to be recognized over a weighted-average period of 2.8 years.

The fair value of the time-based stock options granted during the six months ended December 31, 2021, was based upon the Black-Scholes option pricing model using the assumptions in the following table:

2022
Expected volatility	34.5%
Weighted-average expected life (years) - time vesting units	2.9
Interest rate	0.83%
Dividend yield	0%
Weighted-average fair values	$1.61
Fair value of underlying stock	$7.89

A summary of performance-based vesting stock option activity for the six months ended December 31, 2021 was as follows:

		Weighted
		average
	Number of	grant-date fair
Stock options - performance based	awards	value per share

Outstanding balance, June 30, 2021	—	$—
Granted	776,299	$3.08
Forfeited	—	$—
Outstanding balance, December 31, 2021	776,299	$3.08

The fair value of the performance-based stock options granted during the six months ended December 31, 2021, was based upon a Monte Carlo option pricing model using the assumptions in the table above.

The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of December 31, 2021 was $2.3 million and is expected to be recognized over a weighted-average period of 3.8 years.

Note 12: Income Taxes

The Company recorded a tax provision of $4.2 million and $9.4 million for the six months ended December 31, 2021 and 2020, respectively. This represents an effective tax rate of 32.5% and (30.6)% for the six months ended December 31, 2021 and 2020, respectively.

The effective rate for the six months ended December 31, 2021 was different from the federal statutory rate primarily due to disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m) and lobbying expenses which occurred during the three month period.

The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the six-month period ended December 31, 2021, the Company has determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets.

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts that the CARES Act may have on its business. While several of these provisions may impact the Company, there have not been any significant impacts noted through December 31, 2021.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended December 31,		Six months ended December 31,
in thousands, except share values	2021	2020	2021	2020
Net income (loss) attributable to InnovAge Holding Corp.	$1,323	$9,705	$9,009	$(39,950)
Weighted average common shares outstanding (basic)	135,516,513	116,520,612	135,516,513	118,795,021
Earnings (loss) per share - basic	$0.01	$0.08	$0.07	$(0.34)

Dilutive shares	—	—	—	—
Weighted average common shares outstanding (diluted)	135,516,513	116,520,612	135,516,513	118,795,021
Earnings (loss) per share -diluted	$0.01	$0.08	$0.07	$(0.34)

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

As of December 31, 2021, the Company served approximately 7,050 PACE participants, making it the largest PACE provider in the U.S. based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia. PACE, an alternative to nursing homes, is a managed care, capitated program, which serves the frail elderly in a community-based service model. Participants receive all medical services through a comprehensive, consolidated model of care. Capitation payments are received from Medicare parts C and D; Medicaid; the VA, and private pay sources. The Company is at risk for all health and allied care costs incurred with respect to the care of its participants, although it does negotiate discounted rates with its provider network consisting of hospitals, nursing homes, assisted living facilities, and medical specialists. Additionally, under the Medicare Prescription Drug Plan, CMS shares part of the risk for providing prescription medication to the Company’s participants.

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

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the six months ended:

	December 31, 2021			December 31, 2020
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$347,518	$—	$347,518	$308,459	$—	$308,459
Other service revenue	69	833	902	277	1,141	1,418
Total revenues	347,587	833	348,420	308,736	1,141	309,877
External provider costs	181,045	—	181,045	148,826	—	148,826
Cost of care, excluding depreciation and amortization	82,579	1,060	83,639	74,712	1,645	76,357
Center-level Contribution Margin	83,963	(227)	83,736	85,198	(504)	84,694
Overhead costs(2)	62,551	(13)	62,538	96,049	—	96,049
Depreciation and amortization	6,370	215	6,585	5,622	329	5,951
Equity loss	—	—	—	1,342	—	1,342
Other operating income	—	—	—	(1,011)	—	(1,011)
Interest expense, net	(1,120)	(101)	(1,221)	(12,276)	90	(12,186)
Loss on extinguishment of debt	—	—	—	(991)	—	(991)
Other income	(464)	(1)	(465)	44	—	44
Income (Loss) Before Income Taxes	$13,458	$(531)	$12,927	$(30,027)	$(743)	$(30,770)

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

Note 15: Related-party

Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, the general partner, who is a subsidiary of the Company (the “General Partner”), helped fund operating deficits and shortfalls of PWD in the form of a loan. At each of December 31, 2021 and June 30, 2021, $0.7 million was recorded in Deposits and other. Additionally, the General Partner is paid an administration fee of $35,000 per year.

Note 16: Subsequent Events

The Company has evaluated subsequent events through February 9, 2022, the date on which the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties, including those discussed below and in the section entitled “Cautionary Note on Forward-Looking Statements.” Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“2021 10-K”).

Overview

InnovAge Holding Corp. (“InnovAge”), formerly TCO Group Holdings, Inc., became a public company in March 2021. The Company serves approximately 7,050 PACE participants, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

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

We closed all our centers in March 2020 and transitioned to a 100% in-home and virtual care model. We believe that the general lack of in-person interaction and the reduction in healthcare personnel, and specifically, trained personnel, impacted our ability to adhere to the complex government laws and regulations that apply to our business. Despite the challenges brought on by COVID-19, as of December 31, 2021, we continue care delivery through telehealth and at our centers, all of which remain fully opened. As economies around the world reopened in 2021, sharp increases in demand are creating significant disruptions to the global supply chain. Global logistics network challenges have resulted in higher prices for the medical supplies we require. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook.

For additional information on the various risks posed by the COVID-19 pandemic, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2021 10-K.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:

●	Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.36 based on InnovAge data as of December 31, 2021; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all of participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive per member, per month (“PMPM”) payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant.
●	Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. We believe our ability to expand access to care and serve more seniors in our existing centers is a key competency of the InnovAge Platform. Awareness of PACE programs remains low among potential participants and we believe we have growth opportunities to serve more seniors within our existing center base. However, several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators. Currently, the Centers for Medicare and Medicaid Services (“CMS”) and state agencies have suspended new enrollments at our Sacramento, California center and at our centers in the State of Colorado.
●	Our ability to maintain high participant satisfaction and retention. We achieved an 83% participant satisfaction rating as of July 1, 2021 and average participant tenure was 3.1 years as of December 31, 2021, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5% annually over the last three fiscal years. Approximately 75% of our historical disenrollments have been involuntary, due primarily to participant death or otherwise due to participants moving out of our service areas.
●	Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Because our participants are among the most frail and medically complex individuals in the U.S. healthcare system, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 76% of our revenue in the six months ended December 31, 2021. While we are liable for potentially large medical claims, our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care.
●	Center-level Contribution Margin. As we serve more participants in existing centers, we leverage our fixed cost base at those centers and the value of a center to our business increases over time. The enrollment sanctions in place in Sacramento and Colorado limit our ability to grow our participant census and impact Center-level Contribution Margin. See “Risk Factors” in Part II, Item 1A.
●	Our ability to expand via acquisition or de novo centers within existing and new markets. We have a large addressable market and believe we serve a very small portion of PACE-eligible participants in those markets, reflecting significant unmet demand for PACE services and creating opportunities for us to grow in new and existing markets. We believe our innovative care model can scale nationally, and part of our business strategy is to continue selectively and strategically expanding into new geographies. However, several factors can affect our ability to open de novo centers, including sanctions issued by regulators. On January 7, 2022, the Department of Health Care Services (“DHCS”) of the State of California notified us that it was suspending the State’s previously provided assurances that it would enter into a PACE program agreement with the Company (State Attestations) with respect to de novo centers in the State of California until such time as the corrective action plans (“CAPs”) and the remediation and validation processes for our Sacramento center have been successfully completed and the enrollment sanctions are lifted. In addition, on February 9, 2022, we received notice from the Cabinet for Health and Family Services of the State of Kentucky informing us that they no longer intend to enter into an agreement with us to be a PACE provider in the State of Kentucky. We intend to work closely with the Cabinet to attempt to address any issues that may have prompted the notification. See “Risk Factors” in Part II, Item 1A.
●	Execute tuck-in acquisitions. We believe there is a sizeable landscape of potential tuck-in acquisitions to supplement our organic growth strategy. Over the past three fiscal years, we have acquired and integrated three PACE organizations, expanding our InnovAge Platform to one new state and four new markets through those acquisitions. We are disciplined in our approach to acquisitions and have executed multiple types of transactions, including turnarounds and non-profit conversions. When integrating acquired programs, we work closely with key constituencies, including local governments, health systems and senior housing providers, to enable continuity of high-quality care for participants.
●	Contracting with government payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Maintaining, supporting and growing these relationships in existing markets as well as new geographies, is critical to our long-term success.
●	Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and due to additional costs we are incurring and expect to incur as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate and director and officer insurance, investor relations and increased legal, audit, reporting and consulting fees. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. Accordingly, in the short term we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
●	Seasonality of our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Based on the difference between our estimate and the final determination from CMS, we may receive incremental true up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.

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

Corporate, General and Administrative.   Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs. In addition, general and administrative expenses include all corporate technology and occupancy costs associated with our regional corporate offices. We expect our general and administrative expenses to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company, as well as other costs associated with continuing to grow our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term, although such expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

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

Results of Operations

The results of our operations for the six months ended December 31, 2021 include those of InnovAge Sacramento, which during the same period of the prior year was not a consolidated entity. The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
in thousands	2021	2020	2021	2020
Revenues
Capitation revenue	$174,964	$156,515	$347,518	$308,459
Other service revenue	386	796	902	1,418
Total revenues	175,350	157,311	348,420	309,877
Expenses
External provider costs	91,033	75,145	181,045	148,826
Cost of care, excluding depreciation and amortization	42,911	38,074	83,639	76,357
Sales and marketing	6,679	4,631	12,972	8,743
Corporate, general and administrative	28,482	15,729	49,566	87,306
Depreciation and amortization	3,292	2,992	6,585	5,951
Equity loss	—	541	—	1,342
Other operating income	—	(343)	—	(1,011)
Total expenses	172,397	136,769	333,807	327,514
Operating Income (Loss)	$2,953	$20,542	$14,613	$(17,637)
	—	—	—	—
Other Income (Expense)
Interest expense, net	(674)	(6,555)	(1,221)	(12,186)
Loss on extinguishment of debt	—	—	—	(991)
Other income (expense)	28	106	(465)	44
Total other expense	(646)	(6,449)	(1,686)	(13,133)
Income (Loss) Before Income Taxes	2,307	14,093	12,927	(30,770)
Provision for Income Taxes	1,201	4,486	4,197	9,423
Net Income (Loss)	$1,106	$9,607	$8,730	$(40,193)
Less: net loss attributable to noncontrolling interests	(217)	(98)	(279)	(243)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$1,323	$9,705	$9,009	$(39,950)

Revenues

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2021	2020	$	%	2021	2020	$	%
in thousands
Capitation revenue	$174,964	$156,515	$18,449	11.8%	$347,518	$308,459	$39,059	12.7%
Other service revenue	386	796	(410)	(51.5)%	902	1,418	(516)	(36.4)%
Total revenues	$175,350	$157,311	$18,039	11.5%	$348,420	$309,877	$38,543	12.4%

Capitation revenue. Capitation revenue was $175.0 million for the three months ended December 31, 2021, an increase of $18.5 million, or 11.8%, compared to $156.5 million for the three months ended December 31, 2020. This increase was driven by (i) an 7.3% increase in member months (as defined below) and (ii) a 4.2% increase in capitation rates. The increase in capitation rates was primarily driven by an annual increase in Medicaid capitation rates.

Capitation revenue was $347.5 million for the six months ended December 31, 2021, an increase of $39.1 million, or 12.7% compared to $308.5 million for the six months ended December 31, 2020. This increase was driven by (i) an 7.7%

increase in member months (as defined below) and (ii) a 4.6% increase in capitation rates. The increase in capitation rates was primarily driven by an expected annual increase in Medicaid capitation rates.

Other service revenue. Other service revenue was $0.4 million for the three months ended December 31, 2021, a decrease of $0.4 million, or 51.5%, from $0.8 million for the three months ended December 31, 2020. Other service revenue was $0.9 million for the six months ended December 31, 2021, a decrease of $0.5 million, or 36.4%, from $1.4 million for the six months ended December 31, 2020.

Operating Expenses

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2021	2020	$	%	2021	2020	$	%
in thousands
External provider costs	$91,033	$75,145	$15,888	21.1%	$181,045	$148,826	$32,219	21.6%
Cost of care (excluding depreciation and amortization)	42,911	38,074	4,837	12.7%	83,639	76,357	7,282	9.5%
Sales and marketing	6,679	4,631	2,048	44.2%	12,972	8,743	4,229	48.4%
Corporate, general, and administrative	28,482	15,729	12,753	81.1%	49,566	87,306	(37,740)	(43.2)%
Depreciation and amortization	3,292	2,992	300	10.0%	6,585	5,951	634	10.7%
Equity loss	—	541	(541)	*	—	1,342	(1,342)	*
Other operating income	—	(343)	343	*	—	(1,011)	1,011	*
Total operating expenses	$172,397	$136,769	$35,628		$333,807	$327,514	$6,293

___________________

*not meaningful

External provider costs. External provider costs were $91.0 million for the three months ended December 31, 2021, an increase of $15.9 million, or 21.1%, compared to $75.1 million for the three months ended December 31, 2020. The increase is primarily driven by (i) an increase of 12.9% in cost per participant and (ii) an increase of 7.3% in member months. The increase in cost per participant is primarily driven by the net effect of an increase in housing, outpatient, inpatient and specialist care expenses, in part as a result of our participants seeking healthcare services that were delayed during the peak of the COVID-19 pandemic, the current Omicron surge, and increased housing rates as mandated by certain states

External provider costs were $181.0 million for the six months ended December 31, 2021, an increase of $32.2 million, or 21.6%, compared to $148.8 million for the six months ended December 31, 2020. The increase is primarily driven by (i) an increase of 13.0% in cost per participant and (ii) an increase of 7.7% in member months. The increase in cost per participant is primarily driven by the net effect of an increase in housing, outpatient, inpatient and specialist care expenses.

Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $42.9 million for the three months ended December 31, 2021, an increase of $4.8 million, or 12.7%, compared to $38.1 million for the three months ended December 31, 2020, primarily due to the net effect of (i) an increase of 7.3% in member months and (ii) an increase of 5.0% in cost per participant. The increase in cost per participant was driven by an increase in operational costs of reopening our centers and an increase wage rates.

Cost of care (excluding depreciation and amortization) expense was $83.6 million for the six months ended December 31, 2021, an increase of $7.3 million, or 9.5%, compared to $76.4 million for the six months ended December 31, 2020, primarily due to the net effect of (i) an increase of 7.7% in member months and (ii) an increase of 1.7% in cost per participant. The increase in cost per participant was driven by an increase in operational costs of reopening our centers and an increase in headcount.

Sales and marketing. Sales and marketing expenses were $6.7 million for the three months ended December 31, 2021, an increase of $2.0 million, or 44.2%, compared to $4.6 million for the three months ended December 31, 2020, primarily due to an increase in (i) employee compensation and benefits due to an increase in full time employees and (ii) costs associated with certain new advertising campaigns to raise PACE awareness.

Sales and marketing expenses were $13.0 million for the six months ended December 31, 2021, an increase of $4.2 million, or 48.4%, compared to $8.7 million for the six months ended December 31, 2020, primarily due to an increase in (i) employee compensation and benefits due to an increase in FTEs and (ii) costs associated with certain new advertising campaigns to raise PACE awareness.

Corporate, general and administrative. Corporate, general and administrative expenses were $28.5 million for the three months ended December 31, 2021, an increase of $12.8 million, or 81.1%, compared to $15.7 million for the three months ended December 31, 2020. The increase is related to (i) employee compensation and benefits as the result of an increase in FTEs, (ii) compliance-related expense, (iii) increased legal costs, (iv) costs associated with executive severance and recruiting and (v) costs associated with being a publicly traded company.

Corporate, general and administrative expenses were $49.6 million for the six months ended December 31, 2021, a decrease of $37.7 million, or 43.2%, compared to $87.3 million for the six months ended December 31, 2020. The decrease was primarily due to the fees incurred during fiscal year 2021 as a result of the Apax Transaction (as defined below). In connection with the Apax Transaction, $45.4 million was recorded related to the cancellation of 16,994,975 common stock options outstanding under the Company’s 2016 Equity Incentive Plan and $13.1 million of transaction related costs were recorded as corporate, general and administrative expenses. Offsetting the decrease of $58.5 million related to the Apax Transaction were expenses related to (i) employee compensation and benefits as the result of an increase in FTEs, (ii) compliance-related expense, (iii) increased legal costs, (iv) costs associated with executive severance and recruiting and (v) costs associated with being a publicly traded company.

Depreciation and amortization. Depreciation and amortization expense was $3.3 million for the three months ended December 31, 2021, an increase of $0.3 million, or 10.0%, compared to $3.0 million for the three months ended December 31, 2020. Depreciation and amortization expense was $6.6 million for the six months ended December 31, 2021, an increase of $0.6 million, or 10.7%, compared to $6.0 million for the six months ended December 31, 2020. This increase in both periods is due to an increase in depreciation expense as a result of capital additions in the normal course of business.

Equity loss. Equity loss of $0.5 million for the three months ended December 31, 2020 and $1.3 million for the six months ended December 31, 2020 related to our equity method investment in InnovAge Sacramento. InnovAge Sacramento began operations in July 2020 and was subsequently consolidated into operations effective January 1, 2021, therefore there are no equity earnings for the three and six months ended December 31, 2021.

Other operating income. Other operating income was $0.3 million for the three months ended December 31, 2020 and $1.0 million for the six months ended December 31, 2020 due to the change in fair value of contingent consideration. The contingent consideration was paid in March 2021 and there were no amounts outstanding as of December 31, 2021.

Other Income (Expense)

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2021	2020	$	%	2021	2020	$	%
in thousands
Interest expense, net	$(674)	$(6,555)	$5,881	89.7%	$(1,221)	$(12,186)	$10,965	90.0%
Loss on extinguishment of debt	—	—	—	*	—	(991)	991	*
Other expense	28	106	(78)	73.6%	(465)	44	(509)	1,156.8%
Total other expense	$(646)	$(6,449)	$5,803		$(1,686)	$(13,133)	$11,447

___________________

*not meaningful

Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $0.7 million for the three months ended December 31, 2021, a decrease of $5.9 million, or 89.7%, compared to $6.6 million for the three months ended December 31, 2020. Interest expense, net was $1.2 million for the six months ended December 31, 2021, a decrease of $11.0 million, or 90.0%, compared to $12.2 million for the six months ended December 31, 2020. The decrease was primarily due to (i) a lower outstanding debt balance and (ii) to a lesser extent, a lower average interest rate. For additional information regarding our outstanding indebtedness, see Note 8, “Long-Term Debt” to our condensed consolidated financial statements.

Loss on extinguishment of debt. We recognized a loss on extinguishment of debt of $1.0 million for the six months ended December 31, 2020 and no loss on extinguishment of debt for the six months ended December 31, 2021.

Provision for Income Taxes

The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of SH1 and Sacramento have elected to be taxed as partnerships, and no provision for income taxes for SH1 or Sacramento is included in these condensed consolidated financial statements.

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

During the six months ended December 31, 2021 and 2020, we reported provision for income taxes of $4.2 million and $9.4 million, respectively. The decrease of $5.2 million is primarily due to certain permanent differences between the financial and tax accounting treatment of (a) the Section 162(m) limitation on compensation of five highest paid officers and (b) transaction costs associated with the Apax Transaction in 2020. These differences resulted in our pretax book loss generating taxable net income for the six months ended December 31, 2020. The taxable net income for the six months ended December 31, 2021 was lower than the taxable net income for the six months ended December 31, 2020.

.

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

Net Income (Loss)

During the three months ended December 31, 2021 and 2020, we reported net income of $1.1 million and $9.6 million, respectively, consisting of (i) income from operations of $3.0 million and $20.5 million, respectively, (ii) other expense of $0.6 million and $6.4 million, respectively, and (iii) provision for income taxes of $1.2 million and $4.5 million, respectively, each as described above.

During the six months ended December 31, 2021 and 2020, we reported net income of $8.7 million and a net loss of $(40.2) million, respectively, consisting of (i) income (loss) from operations of $14.6 million and ($17.6 million), respectively, (ii) other expense of $1.7 million and $13.1 million, respectively, and (iii) provision for income taxes of $4.2 million and $9.4 million, respectively, each as described above.

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

	Six Months Ended December 31,
	2021	2020

	dollars in thousands
Key Business Metrics:
Centers(a)	18	17
Census(a)(b)	7,050	6,600
Total Member Months(a)	42,095	39,092

Center-level Contribution Margin	$83,736	$84,694
Center-level Contribution Margin as a % of revenue	24.0%	27.3%

Non-GAAP Measures:
Adjusted EBITDA(c)	$32,962	$45,673
Adjusted EBITDA Margin(c)	9.5%	14.8%
(a)	Amount for 2021 includes InnovAge Sacramento, which the Company owns and controls through a joint venture and is consolidated in our financial statements.
(b)	Participant numbers are approximate.
(c)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. For a definition and reconciliation of these non-GAAP measures to the most closely comparable GAAP measures for the period indicated, see below under “Adjusted EBITDA.”

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

Center-level Contribution Margin

We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $83.6 million and $84.7 million for the six months ended December 31, 2021 and 2020, respectively.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for interest expense, depreciation and amortization, and provision for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, rate determination, executive severance and recruitment, class action litigation, M&A diligence, transaction and integration, business optimization, electronic medical record (“EMR”) implementation, financing-related fees and contingent consideration. For the six months ended December 31, 2021 and 2020, our net income (loss) was $8.7 million and ($40.2 million), respectively, and Adjusted EBITDA was $22.6 million and $45.7 million, respectively, representing a year-over-year decrease of 27.8%. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily from i) the impact of normalization of center-level contribution margin as a result of our participants seeking healthcare services that were delayed during the peak of the  COVID-19 pandemic and costs associated with with re-opening of our centers ii) an increase in sales and marketing expense as a result of growth and our investment in digital and other sales initiatives and ii) higher corporate, general and administrative expenses, primiarily attributable to growth and costs associated with being a publicly traded company.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
in thousands	2021	2020	2021	2020

Net income (loss)	$1,106	$9,607	$8,730	$(40,193)
Interest expense, net	674	6,555	1,221	12,186
Depreciation and amortization	3,292	2,992	6,585	5,951
Provision for income tax	1,201	4,486	4,197	9,423
Stock-based compensation	783	526	1,741	572
Rate determination(a)	—	(2,158)	—	(2,158)
Executive severance and recruitment(b)	4,123	—	4,123	—
Class action litigation (c)	45	—	45	—
M&A diligence, transaction and integration(d)	513	446	840	58,784
Business optimization(e)	2,671	356	4,788	859
EMR implementation(f)	342	97	692	269
Financing-related fees(g)	—	—	—	991
Contingent consideration(h)	—	(343)	—	(1,011)
Adjusted EBITDA	$14,750	$22,564	$32,962	$45,673
(a)	Reflects the CMS settlement payment of approximately $2.2 million related to end-stage renal disease beneficiaries for calendar years 2010 through 2020.
(b)	Reflects charges related to executive severance and recruiting.
(c)	Reflects charges related to litigation by shareholders.

(d)	For the six months ended December 31, 2020, this primarily represents (i) $45.4 million related to the cancellation of options and the redemption of shares and (ii) $13.1 million of transaction fees and expenses recognized in connection with the July 27, 2020 transaction between us, an affiliate of Apax Partners and our then existing equity holders entering into a Securities Purchase Agreement (the “Apax Transaction”).
(e)	Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology and compliance systems, and improve and support the efficiency and effectiveness of our operations.
(f)	Reflects non-recurring expenses relating to the implementation of a new electronic medical record vendor.
(g)	Reflects fees and expenses incurred in connection with amendments to our credit agreements. See Note 8, “Long Term Debt” to the condensed consolidated financial statements.
(h)	Reflects the contingent consideration fair value adjustment made during the reporting period associated with our acquisition of NewCourtland.

Adjusted EBITDA margin

Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue less any exceptional, one-time revenue items. For the six months ended December 31, 2021, our net income margin was 2.5%, as compared to our net income margin of (13.0)% for the six months ended December 31, 2020. For the six months ended December 31, 2021, our Adjusted EBITDA margin was 9.5%, as compared to our Adjusted EBITDA margin for the six months ended December 31, 2020 of 14.8%.

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

Liquidity and Capital Resources

General

To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and from the sale of common stock in our IPO that occurred in March 2021. As of December 31, 2021, we had cash and cash equivalents of $218.5 million. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.

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

On March 8, 2021, concurrently with the closing of the IPO, the Company entered into a new credit agreement, (“the 2021 Credit Agreement”), that replaced the 2016 Credit Agreement, as further discussed in Note 8, “Long Term Debt” to our condensed consolidated financial statements. The 2021 Credit Agreement consists of a senior secured term loan, Term Loan Facility, of $75.0 million principal amount and a revolving credit facility, Revolving Credit Facility, of $100.0 million maximum borrowing capacity, each as defined and described in Note 8, “Long Term debt” to the condensed consolidated financial statements. Principal on the Term Loan Facility is paid each calendar quarter beginning September 2021 in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the Term Loan Facility, together with proceeds from the IPO, were used to repay amounts outstanding under the 2016 Credit Agreement.

Any outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of December 31, 2021, the interest rate on the Term Loan Facility was 1.84%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of December 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility and, therefore, had full capacity thereunder, subject to applicable covenant compliance restrictions and any other conditions precedent to borrowing. As of December 31, 2021, we also had $2.4 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.

For more information about our debt, see Note 8 “Long Term Debt” to our condensed consolidated financial statements.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Condensed Consolidated Statements of Cash Flows

Our consolidated statements of cash flows for the six months ended December 31, 2021 and 2020 are summarized as follows:

	Six Months Ended
	December 31,
	2021	2020	$ Change
in thousands
Net cash provided by (used in) operating activities	$31,577	$(743)	$32,320
Net cash used in investing activities	(13,681)	(13,464)	(217)
Net cash used in financing activities	(3,048)	(21,365)	18,317
Net change in cash, cash equivalents and restricted cash	$14,848	$(35,572)	$50,420

Operating Activities. The change in net cash provided by (used in) operating activities was primarily due to the net effect of (i) net income of $8.7 million in the current year period compared to a net loss of $40.2 million in the prior year period, as described further above, (ii) a net increase in working capital primarily as a result of the impact of the completion of the Colorado Department of Health Care Policy & Financing’s (“HCPF”) reconciliation, as described below, and the timing of accrued expenses.

In fiscal year 2021, the Company and the HCPF completed the reconciliation for fiscal years 2018 and 2019. The reconciliation resulted in a net adjustment of reduction of accounts receivable of $3.4 million, which was recorded in fiscal year 2021. The Company does not expect adjustments related to the reconciliation to be significant in future periods.

Investing Activities. Investing activities were made up of approximately $11.5 million in purchases of property and equipment.

Financing activities. The decrease in net cash used in financing activities was primarily due to the net effect of the Apax Transaction in fiscal year 2021, which included net proceeds on long-term debt of $79.1 million, $77.6 million related to treasury stock purchases and $32.4 million related to stock option cancellation payments, those payments of which did not recur in fiscal year 2022.

Contractual Obligations and Commitments

Our principal commitments consist of repayments of long-term debt and obligations under operating and capital leases. As of December 31, 2021, we had $75.4 million of long-term debt outstanding. See Note 8, “Long Term Debt” in our condensed consolidated financial statements for more information. As of December 31, 2021, we had future minimum operating lease payments under non-cancellable leases through the year 2032 of $33.8 million. We also had non-cancellable capital lease agreements with third parties through the year 2027 with future minimum payments of $14.6 million. See Note 7, “Leases” in our condensed consolidated financial statements for more information.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2021.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

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

Interest rate risk

As of December 31, 2021, we had total outstanding debt of $73.1 million in principal amount under the Term Loan Facility, $2.4 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility (each as defined in Note 8, “Long Term Debt” to our condensed consolidated financial statements). As of June 30, 2021, we had total outstanding debt of $75.0 million in principal amount under the Term Loan Facility and $2.4 million under the Convertible Term Loan.  As of December 31, 2021, the interest rate on the Term Loan Facility was 1.84%

We had cash and cash equivalents of $216.3 million and $201.5 million as of December 31, 2021 and June 30, 2021, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2021.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requests information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. We continue to fully cooperate with the Attorney General and produce the requested information and documentation. We are currently unable to predict the outcome of this investigation.

In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter.  The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operates (California, Colorado, New Mexico, Pennsylvania, and Virginia).  The Company is fully cooperating with the DOJ to produce the requested information and documentation.  We are currently unable to predict the outcome of this investigation.

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

Item 1.A Risk Factors

Other than the updates to the risk factor set forth below, there have been no material changes to the risk factors disclosed in the “Risk factors” section of our 2021 10-K.

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

Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include claims for substantial or indeterminate amounts of damages and may include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties, fines and sanctions. In the event of compliance issues, sanctions could include civil monetary penalties, corrective action plans, monitoring, contract termination, and/or CMS and/or Medicaid agencies suspending or restricting enrollment with us (as is the case currently with respect to our Sacramento, California center, and our centers in the State of

Colorado), which could negatively impact our geographical expansion and revenue growth. We are also subject to periodic audits, which have and may continue to increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, regulatory inquiries, litigation and audits, even if we achieve favorable outcomes, is costly, time-consuming and diverts management’s attention from our business.

The results of regulatory proceedings, investigations, inquiries, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment and assumptions. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, cause harm to our reputation, business, financial condition, results of operations and the market price of our common stock.

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

In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requests information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. We continue to fully cooperate with the Attorney General and produce the requested information and documentation. We are currently unable to predict the outcome of this investigation.

In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter.  The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operates (California, Colorado, New Mexico, Pennsylvania, and Virginia).  The Company is fully cooperating with the DOJ to produce the requested information and documentation.  We are currently unable to predict the outcome of this investigation.

Furthermore, our business exposes us to potential medical malpractice, professional negligence or other related actions or claims that are inherent in the provision of healthcare services. While the industry has not seen an increase in the number of claims of this nature due to the impact of the COVID-19 pandemic, this remains a possibility due to the relatively lengthy claim development inherent in professional liability claims. These claims, whether or not they have merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain participants, any of which could have a material adverse effect on our business, financial condition and results of operations.

Although we maintain third-party professional liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, whether or not they have merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline.

We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends largely upon the services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, and general and administrative functions. Since we became a public company, there have been changes in our executive management team resulting from the hiring or departure of executives. Effective January 1, 2022, our Board of Directors elevated Patrick Blair, then President of the Company, to the position of President and Chief Executive Officer to replace Maureen Hewitt, our former Chief Executive Officer, who resigned effective on that same date. Even though Mr. Blair has had a long and successful career in healthcare, joining the Company from BAYADA Home Health Care, where he was the Group President responsible for overall quality and financial performance of the Home Health, Hospice and Personal Care businesses, failure to execute a smooth transition could affect the execution of our business strategy and relationships with regulators and other stakeholders. In addition, our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss, whether as a result of voluntary termination or illness, of one or more of the members of our senior management team, or other key employees, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.

Risks Related to Regulation

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits require corrective actions and have resulted in adverse findings that have negatively affected and may continue to affect our business, including our results of operations, liquidity, financial condition and reputation.

As a result of our PACE contracts with CMS and state government agencies, state licenses, and participation in Medicaid, we are routinely subject to, and will continue to be subject to, various governmental inspections, reviews, audits, requests for information and investigations to verify our compliance with requirements of these programs and applicable laws and regulations, assess the quality of the services we are providing to our participants, and evaluate the accuracy of the risk adjustment data we have submitted to the government.

On May 26, 2021, the Colorado Department of Health Care Policy & Financing (“HCPF”) and the Colorado Department of Public Health and Environment (“CDPHE”) initiated a joint audit of our Colorado PACE centers, and on June 21, 2021, CMS also initiated a separate focused desk audit of our Colorado PACE program. We received preliminary findings from CMS and HCPF/CDPHE in July 2021, followed by validation results in October 2021. In conjunction with providing validation results, the agencies referred our case to the Compliance and Enforcement Division of CMS for review and possible further action. Effective December 23, 2021, CMS suspended new enrollments at the Company’s Colorado centers, based on deficiencies detected in the joint audit related to participant quality of care. The suspension will remain in effect until CMS determines that we have remediated the deficiencies to their satisfaction. Effective on the same date, HCPF also determined to impose sanctions and suspended new enrollments at the Company’s Colorado centers identifying certain deficiencies specific to Medicaid. In addition, as a result of their specific findings, CDPHE mandated that we retain a consultant for a period of 12 months to oversee our remediation efforts, and issued a $10,000 penalty, which we have paid. On January 17, 2022 and February 5, 2022, we submitted a CAP to each of CDPHE and CMS, respectively. A separate CAP for HCPF is due on February 22, 2022. We cannot guarantee that these agencies will accept our CAPs, that if accepted, we will be able to implement the CAPs, or that we will be able to remedy the deficiencies specified by each of the agencies. In addition, although these agencies coordinate many of the actions taken with respect to these audits, they each have separate mandates and are not obligated to act together or reach the same decisions. Therefore, we cannot guarantee that the agencies will not separately request further actions or impose additional separate sanctions.

On May 10, 2021, CMS began a routine, scheduled audit of our Sacramento, California center. On September 17, 2021, we were notified that CMS had determined to suspend new enrollments at our Sacramento center based on deficiencies detected in the audit related to participant quality of care, and on September 30, 2021, we were further notified that the Department of Health Care Services (“DHCS”) of the State of California had reached the same determination. The suspension will remain in effect until CMS and DHCS determine that we have remediated the deficiencies to their satisfaction. We submitted a CAP on October 15, 2021, which has been accepted by both CMS and DHCS. As a result, both agencies are currently monitoring the implementation of the CAP. On January 7, 2022, DHCS notified us that it was suspending the State’s previously provided assurances that it would enter into a PACE program agreement with the Company (State Attestations) with respect to de novo centers in the State of California until such time as the CAPs and the remediation and validation processes for our Sacramento center have been successfully completed and the enrollment sanctions are lifted. As a result of the suspension, we will be unable to open one of the de novo centers we had identified in California within our planned timeline.

In addition, on February 9, 2022, we received notice from the Cabinet for Health and Family Services of the State of Kentucky informing us that they no longer intend to enter into an agreement with us to be a PACE provider in the State of Kentucky. We intend to work closely with the Cabinet to attempt to address any issues that may have prompted the notification.

As previously disclosed, in November 2021, CMS began a routine audit of our Albuquerque, New Mexico center. On November 23, 2021, we received preliminary results identifying certain deficiencies related to participant quality of care. We are currently in the audit validation process, which entails provision of various participant records. Following such process, we expect to receive final results from the audit. At this time, we cannot guarantee the outcome of this audit, including whether or not sanctions will be imposed. If CMS were to suspend enrollments at, or otherwise curtail, our center or impose other sanctions, such actions could have a material adverse effect on our business operations, financial results and reputation.

At this time, we cannot guarantee the outcome of any of the audits and processes described above. If we are unable to effectively remediate the deficiencies raised by the audits, implement the CAPs we have submitted, will submit or may be required to submit, or otherwise satisfy the agencies’ concerns, we could be subject to additional sanctions and our business plan, including our growth strategy (including with respect to enrollment growth and de novo openings), would continue to be adversely impacted. In general, inspections, reviews, audits, requests for information or investigations with adverse findings, and in particular the audits described above, have resulted in and may further result in:

●	temporary or permanent enrollment sanctions in the affected center(s), as is the case with our Sacramento, California center and our centers in the State of Colorado;
●	refunding amounts we have been paid by the government;
●	state or federal agencies imposing CAPs, fines, penalties, training, policies and procedures, and other requirements or sanctions on us;
●	temporary suspension of payments;
●	debarment or exclusion from participation in federal health care programs;
●	self-disclosure of violations to applicable regulatory authorities;
●	damage to our reputation;
●	the revocation of a facility’s license; and
●	loss of certain rights under, or termination of, our contracts with government payors.

We may be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits, requests for information and investigations. Any of the results noted above could have further material adverse effects on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits, requests for information or investigations is significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the six months ended December 31, 2021.

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

10.1

Employment Agreement, dated as of December 1, 2021, by and between the Company and Patrick Blair (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.2	Separation Letter, dated as of January 1, 2022

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed “furnished” with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: February 9, 2022

INNOVAGE HOLDING CORP.

By:	/s/ Barbara Gutierrez
Name:	Barbara Gutierrez
Title:	Chief Financial Officer