Form 10-Q
period 2022-03-31
InnovAge Holding Corp.
filed 2022-05-10
CIK 1834376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, there were 135,525,006 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2022

Cautionary Note on Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts and may include statements about our expectations with respect to current audits and legal proceedings and actions, relationships and discussions with regulatory agencies, our expectations with respect to correcting deficiencies raised in audits and other processes, and our expectations to increase the number of participants we serve, to grow enrollment and capacity within existing centers, to build de novo centers, and other similar statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part I, Item 2, and “Risk Factors,” included in Part II, Item 1A, but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

●	the results of periodic inspections, reviews and audits under the federal and state government programs, including the ongoing audits of our Albuquerque, New Mexico center and San Bernadino, California center, the sanctions currently in place on our centers in Colorado and in our Sacramento center in California and our ability to sufficiently cure any deficiencies identified by the respective federal and state government programs;
●	the results of regulatory processes and voluntary actions relating to planned de novo centers;
●	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
●	our ability to develop and maintain proper and effective internal control over financial reporting;
●	the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
●	the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
●	our ability to attract and retain highly qualified personnel;
●	our management team’s limited experience managing a public company and recent Chief Executive Officer succession;
●	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
●	the impact of failures by our suppliers, material price increases on supplies, lack of reimbursement for drugs we purchase or limitations on our ability to access new technology or products;
●	our ability to maintain our corporate culture;
●	the impact of competition for physicians and nurses, shortages of qualified personnel and related increases in our labor costs;
●	our ability to attract and retain the services of key primary care physicians;
●	the risk that our submissions to health plans may contain inaccurate or unsupportable information regarding risk adjustment scores of members;
●	our ability to accurately estimate incurred but not reported medical expense;
●	the impact of negative publicity regarding the managed healthcare industry;
●	the impact of state and federal efforts to reduce Medicaid spending;
●	the impact on our centers of adverse weather conditions and other factors beyond our control;

●	general macro-economic and geopolitical events, including the heightened inflation, increase in interest rates and the war in Ukraine; and
●	other factors disclosed in the section entitled “Risk Factors” in our Annual Report for the year ended June 30, 2021 filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2021 as well as in this Quarterly Report on Form 10-Q.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31,	June 30,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$199,493	$201,466
Restricted cash	18	2,234
Accounts receivable, net of allowance ($3,921 – March 31, 2022 and $4,350 – June 30, 2021)	31,905	32,582
Prepaid expenses and other	13,572	9,249
Income tax receivable	5,461	5,401
Total current assets	250,449	250,932
Noncurrent Assets
Property and equipment, net	163,882	142,715
Investments	5,493	3,493
Deposits and other	5,378	3,877
Goodwill	124,217	124,217
Intangible assets, net	8,772	6,518
Total noncurrent assets	307,742	280,820
Total assets	$558,191	$531,752
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$41,834	$32,361
Reported and estimated claims	36,012	33,234
Due to Medicaid and Medicare	9,530	7,101
Current portion of long-term debt	3,793	3,790
Current portion of capital lease obligations	3,216	2,079
Total current liabilities	94,385	78,565
Noncurrent Liabilities
Deferred tax liability, net	15,781	15,700
Capital lease obligations	10,282	5,190
Other noncurrent liabilities	2,570	2,758
Long-term debt, net of debt issuance costs	69,051	71,574
Total liabilities	192,069	173,787
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	15,996	16,986
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of March 31, 2022 and June 30, 2021; 135,525,006 and 135,516,513 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	136	136
Additional paid-in capital	326,346	323,760
Retained earnings	17,437	10,663
Total InnovAge Holding Corp.	343,919	334,559
Noncontrolling interests	6,207	6,420
Total stockholders’ equity	350,126	340,979
Total liabilities and stockholders’ equity	$558,191	$531,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except number of shares and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues
Capitation revenue	$176,988	$155,835	$524,507	$464,294
Other service revenue	371	473	1,273	1,890
Total revenues	177,359	156,308	525,780	466,184
Expenses
External provider costs	103,254	75,389	284,299	224,215
Cost of care, excluding depreciation and amortization	46,102	39,565	129,740	115,922
Sales and marketing	6,144	5,592	19,117	14,335
Corporate, general and administrative	24,682	18,595	74,248	105,901
Depreciation and amortization	3,850	3,311	10,435	9,262
Equity loss	—	—	—	1,343
Other operating income	—	19,222	—	18,211
Total expenses	184,032	161,674	517,839	489,189
Operating Income (Loss)	(6,673)	(5,366)	7,941	(23,005)

Other Income (Expense)
Interest expense, net	(709)	(4,876)	(1,930)	(17,061)
Loss on extinguishment of debt	—	(13,488)	—	(14,479)
Gain on equity method investment	—	10,871	—	10,871
Other income (expense)	108	(2,267)	(358)	(2,222)
Total other expense	(601)	(9,760)	(2,288)	(22,891)
Income (Loss) Before Income Taxes	(7,274)	(15,126)	5,653	(45,896)
Provision (Benefit) for Income Taxes	(4,116)	(4,264)	81	5,159
Net Income (Loss)	(3,158)	(10,862)	5,572	(51,055)
Less: net loss attributable to noncontrolling interests	(337)	(352)	(616)	(595)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(2,821)	$(10,510)	$6,188	$(50,460)

Weighted-average number of common shares outstanding - basic	135,516,608	121,324,980	135,516,544	119,619,806
Weighted-average number of common shares outstanding - diluted	135,516,608	121,324,980	135,530,793	119,619,806

Net income (loss) per share - basic	$(0.02)	$(0.09)	$0.05	$(0.42)
Net income (loss) per share - diluted	$(0.02)	$(0.09)	$0.05	$(0.42)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31, 2022
								Total	Redeemable
			Additional	Retained				Permanent	Noncontrolling
	Capital Stock		Paid-in	Earnings	Treasury Stock		Noncontrolling	Stockholders'	Interests
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interests	Equity	(Temporary Equity)	Net Income (Loss)
Balances, December 31, 2021	135,516,513	136	325,501	17,695	-	-	6,254	349,586	18,850
Stock-based compensation	8,493	-	845	-	-	-	-	845	-
Net income (loss)	-	-	-	(2,821)	-	-	(47)	(2,868)	(290)	(3,158)
Adjustment to redemption value	-	-	-	2,563	-	-	-	2,563	(2,563)
Balances, March 31, 2022	135,525,006	$136	$326,346	$17,437	-	$-	$6,207	$350,126	$15,996

	For the Nine Months Ended March 31, 2022
								Total	Redeemable
			Additional	Retained				Permanent	Noncontrolling
	Capital Stock		Paid-in	Earnings	Treasury Stock		Noncontrolling	Stockholders'	Interests
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interests	Equity	(Temporary Equity)	Net Income (Loss)

Balances, June 30, 2021	135,516,513	136	323,760	10,663	-	-	6,420	340,979	16,986
Stock-based compensation	8,493	-	2,586	-	-	-	-	2,586	-
Net income (loss)	-	-	-	6,188			(213)	5,975	(403)	$5,572
Adjustment to redemption value	-	-	-	586	-	-	-	586	(586)
Balances, March 31, 2022	135,525,006	$136	$326,346	$17,437	-	$-	$6,207	$350,126	$15,996

	For the Three Months Ended March 31, 2021
								Total	Redeemable
			Additional					Permanent	Noncontrolling
	Capital Stock		Paid-in	Retained	Treasury Stock		Noncontrolling	Stockholders'	Interests	Net Income
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Equity	(Temporary Equity)	(Loss)
Balances, December 31, 2020	132,718,461	$133	$24,552	$15,330	16,197,849	$(77,796)	$6,492	$(31,289)	$-	$
Treasury stock retirement	(16,197,849)	(16)	(77,780)	—	(16,197,849)	77,796	—	—	-
Stock-based compensation	—	—	530	—	—	—	—	530	-
Reclassification of warrant liability	—	—	2,264	—	—	—	—	2,264	-
Initial public offering of common stock, net of offering costs of $25,334	18,995,901	19	373,561	—	—	—	—	373,580	-
Consolidation of equity method investment	—	—	—	—	—	—	—	—	16,838
Adjustment to redemption value	—	—	—	(344)	—	—	—	(344)	344
Net income (loss)	—	—	—	(10,510)	—	—	(89)	(10,599)	(263)	$(10,862)
Balances, March 31, 2021	135,516,513	$136	$323,127	$4,476	—	$—	$6,403	$334,142	$16,919

	For the Nine Months Ended March 31, 2021
								Total	Redeemable
			Additional					Permanent	Noncontrolling
	Capital Stock		Paid-in	Retained	Treasury Stock		Noncontrolling	Stockholders'	Interests	Net Income
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Equity	(Temporary Equity)	(Loss)
Balances, June 30, 2020	132,718,461	$133	$36,338	$64,737	102,030	$(193)	$6,735	$107,750	$-	$
Treasury stock transaction	—	—	—	—	16,095,819	(77,603)	—	(77,603)	-
Treasury stock retirement	(16,197,849)	(16)	(77,780)	—	(16,197,849)	77,796	—	—	-
Stock option cancellation	—	—	—	(9,457)	—	—	—	(9,457)	-
Time based awards- option cancelation	—	—	(32,358)	—	—	—	—	(32,358)	-
Stock-based compensation	—	—	1,102	—	—	—	—	1,102	-
Reclassification of warrant liability	—	—	2,264	—	—	—	—	2,264	-
Capital contribution	—	—	20,000	—	—	—	—	20,000	-
Initial public offering of common stock, net of offering costs of $25,334	18,995,901	19	373,561	—	—	—	—	373,580	-
Consolidation of equity method investment	—	—	—	—	—	—	—	—	16,838
Adjustment to redemption value	—	—	—	(344)	—	—	—	(344)	344
Net income (loss)	—	—	—	(50,460)	—	—	(332)	(50,792)	(263)	$(51,055)
Balances, March 31, 2021	135,516,513	$136	$323,127	$4,476	—	$—	$6,403	$334,142	$16,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$5,572	$(51,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss on disposal of assets	358	2
Provision for uncollectible accounts	4,834	4,144
Depreciation and amortization	10,435	9,262
Gain on equity method investment	—	(10,871)
Loss on extinguishment of long-term debt	—	8,494
Amortization of deferred financing costs	322	948
Stock-based compensation	2,586	1,102
Deferred income taxes	81	(3,464)
Change in fair value of warrants	—	2,264
Change in fair value of contingent consideration	—	1,343
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(4,157)	(1,402)
Prepaid expenses and other	(4,323)	635
Income tax receivable	(60)	1,613
Deposits and other	(1,501)	(606)
Accounts payable and accrued expenses	4,705	7,717
Reported and estimated claims	2,778	114
Due to Medicaid and Medicare	2,429	12,732
Net cash provided by (used in) operating activities	24,059	(17,028)
Investing Activities
Purchases of property and equipment	(20,141)	(14,083)
Purchase of intangible assets	(1,437)	(2,000)
Purchase of cost method investment	(2,000)	—
Net cash used in investing activities	$(23,578)	$(16,083)
Financing Activities
Distributions to owners	$—	$(9,458)
Owner contributions	—	20,000
Payments on capital lease obligations	(1,829)	(1,685)
Proceeds from long-term debt	—	375,000
Principal payments on long-term debt	(2,841)	(512,649)
Payment of financing costs and debt premiums	—	(8,896)
Proceeds from initial public offering of common stock	—	373,580
Treasury stock purchases	—	(77,603)
Payments under acquisition agreements	—	(3,622)
Payments related to option cancellation	—	(32,358)
Net cash provided by (used in) financing activities	(4,670)	122,309

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	(4,189)	89,198
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	203,700	114,565
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$199,511	$203,763

Supplemental Cash Flows Information
Interest paid	$1,452	$16,251
Income taxes paid	$84	$7,047
Prepayment penalty on extinguishment of debt	$—	$6,000
Intangibles and property and equipment included in accounts payable	$4,577	$224
Property and equipment purchased under capital leases	$8,057	$3,517

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

InnovAge Holding Corp. and its subsidiaries, are headquartered in Denver, Colorado. The Company manages, and in many cases directly provides, a broad range of medical and ancillary services for seniors in need of care and support to safely live independently in their homes and communities, including in-home care services (skilled, unskilled and personal care); in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the Program of All-Inclusive Care for the Elderly (“PACE”) center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.

As of March 31, 2022, the Company served approximately 6,800 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

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

Note 2:Summary of Significant Accounting Policies

The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2021 (“2021 10-K”). During the nine months ended March 31, 2022, there were no significant changes to those accounting policies.

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

Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended June 30, 2021, we identified an error in our consolidated balance sheet and statement of stockholders’ equity as of June 30, 2021 related to the presentation of redeemable noncontrolling interests. Additionally, the error also impacted our condensed consolidated statements of shareholders’ equity for the three months and nine-months ended March 31, 2021. The Company incorrectly recorded redeemable noncontrolling interests of $17.0 million and $16.9 million as permanent equity rather than temporary equity as of June 30, 2021 and March 31, 2021, respectively.  As a result, the Company restated the June 30, 2021 and March 31, 2021 condensed consolidated financial statements to reflect this reclassification from permanent to temporary equity and to record the related adjustments to redemption value as of June 30, 2021 and March 31, 2021. Management has evaluated the materiality of this misstatement and concluded that it is not material to the prior period.

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

The effect of the restatement on the balances as of June 30, 2021 included in the consolidated statement of stockholders’ equity as of March 31, 2022 is as follows (in thousands):

				Redeemable
			Total Permanent	Noncontrolling
	Retained	Noncontrolling	Stockholders’	Interests
	Earnings	Interests	Equity	(Temporary Equity)
As Previously Reported
Balances, June 30, 2021	11,250	22,819	357,965	—
Adjustments
Balances, June 30, 2021	(587)	(16,399)	(16,986)	16,986
As Restated
Balances, June 30, 2021	10,663	6,420	340,979	16,986

The effect of the restatement on the consolidated statement of stockholders’ equity for the three months ended March 31, 2021 is as follows (in thousands):

				Redeemable
			Total Permanent	Noncontrolling
	Retained	Noncontrolling	Stockholders’	Interests	Retained
	Earnings	Interests	Equity	(Temporary Equity)	Earnings
As Previously Reported
Consolidation of equity method investment	—	16,838	16,838	—	—
Net income (loss)	(10,510)	(352)	(10,862)	—	—
Adjustment to redemption value	—	—	—	—	—
Balances, March 31, 2021	4,820	22,978	351,061	—	—
Adjustments
Consolidation of equity method investment	—	(16,838)	(16,838)	16,838	—
Net income (loss)	—	263	263	(263)	(10,862)
Adjustment to redemption value	(344)	—	(344)	344	—
Balances, March 31, 2021	(344)	(16,575)	(16,919)	16,919	—
As Restated
Consolidation of equity method investment	—	—	—	16,838	—
Net income (loss)	(10,510)	(89)	(10,599)	(263)	(10,862)
Adjustment to redemption value	(344)	—	(344)	344	—
Balances, March 31, 2021	4,476	6,403	334,142	16,919	—

The effect of the restatement on the consolidated statement of stockholders’ equity for the nine months ended March 31, 2021 is as follows (in thousands):

				Redeemable
			Total Permanent	Noncontrolling
	Retained	Noncontrolling	Stockholders’	Interests	Retained
	Earnings	Interests	Equity	(Temporary Equity)	Earnings
As Previously Reported
Consolidation of equity method investment	—	16,838	16,838	—	—
Net income (loss)	(50,460)	(595)	(51,055)	—	—
Adjustment to redemption value	—	—	—	—	—
Balances, March 31, 2021	4,820	22,978	351,061	—	—
Adjustments
Consolidation of equity method investment	—	(16,838)	(16,838)	16,838	—
Net income (loss)	—	263	263	(263)	(51,055)
Adjustment to redemption value	(344)	—	(344)	344	—
Balances, March 31, 2021	(344)	(16,575)	(16,919)	16,919	—
As Restated
Consolidation of equity method investment	—	—	—	16,838	—
Net income (loss)	(50,460)	(332)	(50,792)	(263)	(51,055)
Adjustment to redemption value	(344)	—	(344)	344	—
Balances, March 31, 2021	4,476	6,403	334,142	16,919	—

Property and Equipment

Property and equipment were comprised of the following as of March 31, 2022 and June 30, 2021:

	Estimated
dollars in thousands	Useful Lives	March 31, 2022	June 30, 2021
Land	N/A	$11,980	$11,980
Buildings and leasehold improvements	10 - 40 years	121,661	104,724
Software	3 - 5 years	15,107	13,316
Equipment and vehicles	3 - 7 years	46,655	35,341
Construction in progress	N/A	22,336	22,130
		217,739	187,491
Less accumulated depreciation and amortization		(53,857)	(44,776)
Total property and equipment, net		$163,882	$142,715

Depreciation of $3.8 million and $3.2 million was recorded during the three months ended March 31, 2022 and 2021, respectively. Depreciation of $9.9 million and $8.8 million was recorded during the nine months ended March 31, 2022 and 2021, respectively.

Coronavirus Pandemic (“COVID-19”)

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into legislation. Under the CARES Act, the state of Pennsylvania signed into law the Act 24 of 2020. We received $1.0 million in funding under the Act 24 of 2020, which was allocated to InnovAge centers in Pennsylvania. Of the $1.0 million, $0.7 million was recognized prior June 30, 2020 and the remaining balance of $0.3 million was recognized during the year ended June 30, 2021. The CARES Act also provides for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (sequestration) for the period of May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021, enacted December 27, 2020, extended this suspension for three more months, through March 31, 2021.  H.R. 1868, enacted on April 14, 2021 further extends the suspension through December 31, 2021. On December 10, 2021 the “Protecting Medicare and American Farmers from Sequester Cuts Act” extends the 2% Medicare sequester moratorium through March 31, 2022, and adjusts the sequester to 1% between April 1, 2022 and June 30, 2022.

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

The Company disaggregates capitation revenue from the following sources for the nine months ended:

	March 31,
	2022	2021
Medicaid	53%	53%
Medicare	46%	46%
Private pay and other	1%	1%
Total	100%	100%

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

The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised (i) 12% of capitation revenues for both the nine months ended March 31, 2022 and 2021 and (ii) 23% and 25% of external provider costs for the nine months ended March 31, 2022 and 2021, respectively.

Our accounts receivable as of March 31, 2022 and June 30, 2021 is primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	March 31,	June 30,
	2022	2021
Medicaid	50%	60%
Medicare	37%	20%
Private pay and other	13%	20%
Total	100%	100%

The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $3.9 million as of March 31, 2022, compared to $4.4 million as of June 30, 2021. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.

Other Service Revenue and Accounts Receivable

Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Other service revenue was 0.2% and 0.4% of total revenue for the nine months ended March 31, 2022 and 2021, respectively, and 0.2% and 0.3% for the three months ended March 31, 2022 and 2021, respectively. Accounts receivable related to other service revenue were not significant as of both March 31, 2022 and June 30, 2021.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies”.

Note 4:Investments

The Company holds equity method and cost method investments as of:

	March 31,	June 30,
in thousands	2022	2021
Cost method investments	$4,645	$2,645
Equity method investments	848	848
Total investments	$5,493	$3,493

Nonconsolidated Entities

Cost Method Investments

The Company maintains two investments that are accounted for using the cost method. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the nine months ended March 31, 2022 and 2021, there were no observable price changes or impairments recorded.

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

Dispatch Health

Since 2019, the Company has maintained an investment of $2.6 million in DispatchHealth Holdings, Inc. (“Dispatch Health”). Dispatch Health offers  complete in-home on-demand healthcare. The balance of the Company’s investment is $2.6 million which represents the maximum exposure to loss.

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

PWD is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting. The equity earnings of PWD are insignificant. As of March 31, 2022, the balance of the Company’s investment in PWD is $0.8 million which represents the maximum exposure to loss.

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

Before consolidation on January 1, 2021, the Company recorded its proportionate share of net loss, which was a loss of $1.3 million for the six months ended December 31, 2020, as equity loss in the statement of operations.

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

On February 9, 2021, we entered into an amendment agreement with Adventist to amend the Sacramento Warrants. The amendment removes the Investment Threshold requirement and grants Adventist the right to purchase up to $15.0 million of our common stock at an exercise price equal to the initial public offering price. The warrant was exercisable for one year beginning March 8, 2021, the date of the consummation of our IPO. The Sacramento Warrants expired in March 2022, without being exercised.

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

The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the Joint Venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. As of March 31, 2022, none of the conditions specified in the JV Agreement had been met.  At the time the Company became a publicly traded company these put rights held by the noncontrolling interests of the Joint Venture were required to be presented as temporary equity. The redeemable noncontrolling interest of $15.9 million was recorded at carrying value as of March 31, 2022.

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

Recurring Measurements

The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, level 3 inputs are used to measure fair value. For the three months ended March 31, 2022, the Company recorded an adjustment to redemption value of the redeemable noncontrolling interest of $2.6 million, which was a reduction to carrying value. This adjustment represents the excess amount of fair value over the carrying value as of March 31, 2022.  The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model.

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

As of  June 30, 2021 and March 31, 2022, there are no amounts of contingent consideration outstanding.

There were no transfers in and out of Level 3 during the nine months ended March 31, 2022 or 2021.

Note 6:Goodwill and Intangible Assets

Goodwill, which represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill amounted to $124.2 million at each of March 31, 2022 and June 30, 2021. Goodwill is not amortized.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the nine months ended March 31, 2022 and 2021.

Intangibles assets consisted of the following as of:

	March 31,	June 30,
in thousands	2022	2021
Definite-lived intangible assets	$9,350	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	11,350	8,600
Accumulated amortization	(2,578)	(2,082)
Balance as of end of period	$8,772	$6,518

Intangible assets consist primarily of customer relationships acquired through business acquisitions and technology-based assets. The Company recorded amortization expense of $0.5 million and $0.2 million for the nine months ended March 31, 2022 and 2021, respectively.

We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the nine months ended March 31, 2022 and 2021.

During the nine months ended March 31, 2022, the market value of our common stock declined below the carrying value of equity. As a result, we were required to qualitatively assess whether a triggering event had occurred and whether it was more likely than not that our goodwill was impaired as of March 31, 2022. We believe the impact of the regulatory actions described below to our planned opening of new centers and expansion into new service areas met the criteria of a triggering event, which required us to perform quantitative procedures as part of a Step 1 goodwill impairment analysis to asses whether it was more-likely-than-not that the fair value of the Company was greater than the net book value.

In September 2021, we were notified that CMS and the State of California had determined to suspend new enrollments at our Sacramento center based on deficiencies detected in an audit related to participant provision of services.  In December 2021, we were notified that CMS and Colorado Department of Health Care Policy and Financing (“HCPF”) had determined to suspend new enrollments at our Colorado centers based on deficiencies detected in an audit related to participant provision of services. In each case, the suspensions will remain in effect until CMS and the respective States determine that we have remediated the deficiencies to their satisfaction. During the third quarter ended March 31, 2022, we were notified by the State of Kentucky that they no longer intend to enter into an agreement with us relating to PACE services, and during the same period, CMS denied our initial application to develop a PACE center in the State of Indiana.

As a result of the above assessment, we concluded that there was no goodwill impairment based on a review of macroeconomic and industry considerations, the Company's financial results in each of our reporting units for the nine months ended March 31, 2022 and financial projections, inclusive of a sustained impact of the enrollment suspension and inability to open new centers. If assumptions or estimates in the fair value calculations change or if future cash flows vary from what was expected, including those assumptions relating to the duration and severity of the financial impact of the enrollment suspension at Sacramento and Colorado or new regulatory sanctions or other actions are imposed on the Company, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.

Note 7:Leases

Property and equipment includes property under various capital leases. These leases have expiration dates ranging from August 2022 to July 2032, varying interest rates, and generally include an option to purchase the equipment at the end of the underlying lease period. The Company’s capital leases included the following at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
in thousands
Equipment	$18,885	$13,302
Less accumulated depreciation	(7,150)	(7,081)
Total capital leases	$11,735	$6,221

Certain of the Company’s property and equipment is leased under operating leases. Such leases generally have lease terms ranging from years 2022 through 2032 with renewal options. Total rental expense under operating leases was $1.3 million and $3.5 million for the three and nine months ended March 31, 2022, respectively, and $1.4 million and $3.5 million for the three and nine months ended March 31, 2021 respectively.

Future minimum lease payments for fiscal years beginning with remainder of fiscal year 2022 for capital leases having initial terms of more than one year and noncancelable operating leases were as follows:

		Operating Leases
	Capital Leases	Minimum Lease
in thousands	Obligations	Payments
Amount remaining in 2022	$958	$1,203
2023	4,405	4,872
2024	3,909	4,582
2025	3,126	4,122
2026	2,092	4,061
Thereafter	1,927	14,029
Total	16,417	$32,869
Less amount representing interest	(2,912)
Total minimum lease payments	13,498
Less current maturities	(3,216)
Noncurrent maturities	$10,282

Note 8. Long Term Debt

Long-term debt consisted of the following at March 31, 2022 and June 30, 2021:

	Interest rate	Maturity date	March 31, 2022	June 30, 2021

			in thousands
Senior secured borrowings:
Term Loan Facility	(a)	March 8, 2026	$72,188	$75,000
Revolving Credit Facility (b)	(a)	March 8, 2026	—	—
Convertible term loan	6.68%	August 20, 2030	2,338	2,367
Total debt			74,526	77,367
Less unamortized debt issuance costs			1,681	2,003
Less current maturities			3,793	3,790
Noncurrent maturities			$69,051	$71,574
(a)	The interest rates on the Term Loan Facility and Revolving Credit Facility are described below.
(b)	The remaining capacity under the Revolving Credit Facility as of March 31, 2022 was $100.0 million, subject to (i) any issued amounts under our letters of credit, which as of March 31, 2022 was $2.6 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing.

2016 Credit Agreement

The Company originally entered into a senior secured borrowing agreement (the “2016 Credit Agreement”) on May 13, 2016, that consisted of a senior secured term loan for $75.0 million and a revolving credit facility for $20.0 million. The 2016 Credit Agreement was subsequently amended (i) on May 2, 2019 to increase the senior secured term loan to $190.0 million and a revolving credit facility for $30.0 million and a delayed draw term loan facility (“DDTL”) for $45.0 million and (ii) on July 27, 2020, to increase the senior secured term loan to $300.0 million, the revolving credit facility to $40.0 million and to terminate the DDTL.  The structure of the July 27, 2020 amendment to the 2016 Credit Agreement led to an extinguishment of debt for certain lenders and a modification of debt for other lenders. The total debt structure extinguishment for certain lenders was $57.1 million, and the write off of $1.0 million in debt issuance costs was recorded in loss on extinguishment of debt for the nine months ended March 31, 2021. The total debt structure that was modified was $250.0 million, while the new debt issued was $50.0 million, which resulted in $9.1 million of  capitalized debt issuance costs. Total amortization of deferred financing costs was $0.9 million for the nine months ended March 31, 2021.

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

Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of March 31, 2022, the interest rate on the Term Loan Facility was 2.21%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of March 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility.

The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of March 31, 2022, the Company was in compliance with the covenants of the 2021 Credit Agreement.

The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. Total amortization of deferred financing costs was $0.3 million for the nine months ended March 31, 2022.

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

On October 14, 2021, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and the underwriters in the Company’s IPO, alleging violations of Sections 11 and 15 of the Securities Act of 1933 for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and seeking compensatory damages, among other things. The plaintiffs have indicated that they intend to file an amended complaint on or before June 14, 2022. We are currently unable to predict the outcome of this matter.

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

On April 20, 2022, the Board of Directors of the Company received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, in connection with the stockholder’s investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. We are currently unable to predict the outcome of this matter.

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

As part of the transaction, for the nine months ended March 31, 2021, the Company incurred $22.6 million in transaction costs, of which $13.1 million was recognized as Corporate, general and administrative expense and $9.5 million was recognized as a distribution to owners as the costs were paid on behalf of the owners. These costs were recorded during the nine months ended March 31, 2021.

Note 11: Stock-based Compensation

A summary of our aggregate stock-based compensation expense is set forth below. Stock-based compensation expense is included in corporate, general and administrative expenses on our consolidated statements of operations.

	Nine Months Ended
	March 31,
in thousands	2022	2021

Stock options (a)	$359	$45,387
Profits interests units	1,095	1,102
Restricted stock units	1,132	—
Total stock-based compensation expense	$2,586	$46,489

(a)	The amount for 2021 relates to stock-based compensation expense recognized as a result of the Cancellation Agreement.

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

2020 Equity Incentive Plan

Profits Interests

The LP maintains the 2020 Equity Incentive Plan pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, and advisers. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. As of March 31, 2022, a total of 13,009,137 profits interests units have been granted under the 2020 Equity Incentive Plan.

The Company used the Monte Carlo option model to determine the fair value of the profits interests units at the time of the grant. There were no grants during the nine months ended March 31, 2022.

A summary of profits interests activity for the nine months ended March 31, 2022 was as follows:

	Number of	Weighted average
Time-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2021	6,587,261	$1.28
Forfeited	(2,409,972)	$1.28
Outstanding balance, March 31, 2022	4,177,289	$1.28

	Number of	Weighted average
Performance-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2021	6,223,262	$0.57
Forfeited	(3,210,939)	$0.57
Outstanding balance, March 31, 2022	3,012,323	$0.57

The total unrecognized compensation cost related to profits interests units outstanding as of March 31, 2022 was $6.4 million, comprised (i) $4.3 million related to time-based unit awards expected to be recognized over a weighted-average period of 0.9 years and (ii) $2.1 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.

2021 Omnibus Incentive Plan

In March 2021, the compensation committee of our Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (the “2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest (i) on March 4, 2023, the second anniversary of the grant date, or (ii) over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units with time based vesting is based on the closing market price of our common stock on the date of grant. Certain awards under this plan vest upon achieving specific share price performance critiera and are determined to have performance-based vesting conditions.

Restricted Stock Units

A summary of time-based vesting restricted stock units activity for the nine months ended March 31, 2022 was as follows:

		Weighted
		average
	Number of	grant-date fair
Restricted stock units - time based	awards	value per share

Outstanding balance, June 30, 2021	48,470	$22.87
Granted	315,177	$8.99
Forfeited	(9,670)	$23.35
Exercised	(8,493)	$17.66
Outstanding balance, March 31, 2022	345,484	$10.50

The total unrecognized compensation cost related to time based restricted stock units outstanding as of March 31, 2022 was $4.0 million and is expected to be recognized over a weighted-average period of 2.0 years.

A summary of performance based vesting restricted stock units activity for the nine months ended March 31, 2022 was as follows:

		Weighted
		average
	Number of	grant-date fair
Restricted stock units - performance based	awards	value per share

Outstanding balance, June 30, 2021	—	$—
Granted	258,767	$5.18
Forfeited	—	$—
Outstanding balance, March 31, 2022	258,767	$5.18

The fair value of the performance based restricted stock units and performance based stock options granted during the nine months ended March 31, 2022, was based upon a Monte Carlo option pricing model using the assumptions in the following table:

2022
Expected volatility	34.5%
Expected term (in years)	5.0
Interest rate	1.56%
Dividend yield	0%
Weighted-average fair values	$5.18
Fair value of underlying stock	$7.89

The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of March 31, 2022 was $1.2 million and is expected to be recognized over a weighted-average period of 3.6 years.

Nonqualified Stock Options

A summary of time-based vesting stock option activity for the nine months ended March 31, 2022 was as follows:

		Weighted
		average
	Number of	grant-date fair
Stock options - time based	awards	value per share

Outstanding balance, June 30, 2021	—	$—
Granted	554,499	$1.61
Forfeited	—	$—
Outstanding balance, March 31, 2022	554,499	$1.61

The total unrecognized compensation cost related to time-based vesting stock options outstanding as of March 31, 2022 was $0.7 million and is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of the time-based stock options granted during the nine months ended March 31, 2022, was based upon the Black-Scholes option pricing model using the assumptions in the following table:

2022
Expected volatility	34.5%
Weighted-average expected life (years) - time vesting units	2.9
Interest rate	0.83%
Dividend yield	0%
Weighted-average fair values	$1.61
Fair value of underlying stock	$7.89

A summary of performance-based vesting stock option activity for the nine months ended March 31, 2022 was as follows:

		Weighted
		average
	Number of	grant-date fair
Stock options - performance based	awards	value per share

Outstanding balance, June 30, 2021	—	$—
Granted	776,299	$3.08
Forfeited	—	$—
Outstanding balance, March 31, 2022	776,299	$3.08

The fair value of the performance-based stock options granted during the nine months ended March 31, 2022, was based upon a Monte Carlo option pricing model using the assumptions in the table above under the ‘Restricted Stock Units’ heading.

The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of March 31, 2022 was $2.2 million and is expected to be recognized over a weighted-average period of 3.6 years.

Note 12: Income Taxes

The Company recorded an income tax benefit of $4.1 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively. The Company recorded a tax provision of $0.1 million and $5.2 million for the nine months ended March 31, 2022 and 2021, respectively. This represents an effective tax rate of 56.6% and 28.2% for the three months ended March 31, 2022 and 2021, respectively. This represents an effective tax rate of 1.4% and (11.2)% for the nine months ended March 31, 2022 and 2021, respectively.

The effective rate for the nine months ended March 31, 2022 was different from the federal statutory rate primarily due to the Company’s book loss offset partially by disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m) and lobbying expenses which occurred during the nine month period.

The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the nine-month period ended March 31, 2022, the Company has determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets.

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts that the CARES Act may have on its business. While several of these provisions may impact the Company, there have not been any significant impacts noted through March 31, 2022.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,		Nine months ended March 31,
in thousands, except share values	2022	2021	2022	2021
Net income (loss) attributable to InnovAge Holding Corp.	$(2,821)	$(10,510)	$6,188	$(50,460)
Weighted average common shares outstanding (basic)	135,516,608	121,324,980	135,516,544	119,619,806
Earnings (loss) per share - basic	$(0.02)	$(0.09)	$0.05	$(0.42)

Dilutive shares	—	—	14,249	—
Weighted average common shares outstanding (diluted)	135,516,608	121,324,980	135,530,793	119,619,806
Earnings (loss) per share -diluted	$(0.02)	$(0.09)	$0.05	$(0.42)

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

As of March 31, 2022, the Company served approximately 6,800 PACE participants, making it the largest PACE provider in the U.S. based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia. PACE, an alternative to nursing homes, is a managed care, capitated program, which serves the frail elderly in a community-based service model. Participants receive all medical services through a comprehensive, consolidated model of care. Capitation payments are received from Medicare parts C and D; Medicaid; the VA, and private pay sources. The Company is at risk for all health and allied care costs incurred with respect to the care of its participants, although it does negotiate discounted rates with its provider network consisting of hospitals, nursing homes, assisted living facilities, and medical specialists. Additionally, under the Medicare Prescription Drug Plan, CMS shares part of the risk for providing prescription medication to the Company’s participants.

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the provision of services provided and profitability. The Company does not review assets by segment and therefore assets by segment are not disclosed below. For the periods presented, all of the Company’s long-lived assets were located in the U.S. and all revenue was earned in the U.S.

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

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the three months ended March 31, 2022 and 2021:

	March 31, 2022			March 31, 2021
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$176,988	$—	$176,988	$155,835	$—	$155,835
Other service revenue	166	205	371	(47)	520	473
Total revenues	177,154	205	177,359	155,788	520	156,308
External provider costs	103,254	—	103,254	75,389	—	75,389
Cost of care, excluding depreciation and amortization	45,995	107	46,102	38,867	698	39,565
Center-level Contribution Margin	27,905	98	28,003	41,532	(178)	41,354
Overhead costs(2)	30,911	(85)	30,826	24,217	(30)	24,187
Depreciation and amortization	3,760	90	3,850	3,181	130	3,311
Equity loss	—	—	—	—	—	—
Other operating income	—	—	—	19,222	—	19,222
Interest expense, net	(663)	(46)	(709)	(4,824)	(52)	(4,876)
Loss on extinguishment of debt	—	—	—	(13,488)	—	(13,488)
Gain on equity method investment	—	—	—	10,871	—	10,871
Other expense (income)	108	—	108	(2,267)	—	(2,267)
Income (Loss) Before Income Taxes	$(7,321)	$47	$(7,274)	$(14,796)	$(330)	$(15,126)

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the nine months ended March 31, 2022 and 2021:

	March 31, 2022			March 31, 2021
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$524,507	$—	$524,507	$464,294	$—	$464,294
Other service revenue	234	1,039	1,273	213	1,677	1,890
Total revenues	524,741	1,039	525,780	464,507	1,677	466,184
External provider costs	284,299	—	284,299	224,215	—	224,215
Cost of care, excluding depreciation and amortization	128,573	1,167	129,740	113,611	2,311	115,922
Center-Level Contribution Margin	111,869	(128)	111,741	126,681	(634)	126,047
Overhead costs(2)	93,463	(98)	93,365	120,249	(13)	120,236
Depreciation and amortization	10,130	305	10,435	8,901	361	9,262
Equity loss	—	—	—	1,343	—	1,343
Other operating (income) expense	—	—	—	18,211	—	18,211
Interest expense, net	(1,783)	(147)	(1,930)	(16,919)	(142)	(17,061)
Loss on extinguishment of debt	—	—	—	(14,479)	—	(14,479)
Gain on equity method investment	—	—	—	10,871	—	10,871
Other income	(357)	(1)	(358)	(2,222)	—	(2,222)
Income (Loss) Before Income Taxes	$6,136	$(483)	$5,653	$(44,772)	$(1,124)	$(45,896)
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

Note 15: Related-party

Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, the general partner, who is a subsidiary of the Company (the “General Partner”), helped fund operating deficits and shortfalls of PWD in the form of a loan. At each of March 31, 2022 and June 30, 2021, $0.7 million was recorded in Deposits and other. Additionally, the General Partner is paid an administration fee of $35,000 per year.

Note 16: Subsequent Events

The Company has evaluated subsequent events through May 10, 2022, the date on which the condensed consolidated financial statements were issued.

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

Overview

InnovAge Holding Corp. (“InnovAge”), formerly TCO Group Holdings, Inc., became a public company in March 2021. As of March 31, 2022, the Company served approximately 6,800 PACE participants, and operated 18 PACE centers across Colorado, California, New Mexico, Pennsylvania, and Virginia.

Impact of COVID-19

The COVID-19 virus has and continues to disproportionately impact older adults, especially those with chronic illnesses, which describes our participants.

Despite the challenges brought on by COVID-19, as of March 31, 2022, we continue care delivery through telehealth and predominantly at our centers, all of which remain fully opened during the period. As economies around the world reopened in 2021, sharp increases in demand are creating significant disruptions to the global supply chain. Global logistics network challenges have resulted in higher prices for the medical supplies we require. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook.

For additional information on the various risks posed by the COVID-19 pandemic, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2021 10-K.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:

●	Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.41 based on InnovAge data as of March 31, 2022; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all of participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive per member, per month (“PMPM”) payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant.

●	Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators. Currently, the Centers for Medicare and Medicaid Services (“CMS”) and state agencies have suspended new enrollments at our Sacramento, California center and at our centers in the State of Colorado. See “Risk Factors” in Part II, Item 1A.
●	Our ability to maintain high participant satisfaction and retention. We achieved an 81% participant satisfaction rating as of December 2021 and average participant tenure was 3.0 years as of March 31, 2022, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5% annually over the last three fiscal years. Approximately 75% of our historical disenrollments have been involuntary, due primarily to participant death or otherwise due to participants moving out of our service areas.
●	Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Because our participants are among the most frail and medically complex individuals in the U.S. healthcare system, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 79% of our revenue in the nine months ended March 31, 2022. While we are liable for potentially large medical claims, our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care.
●	Center-level Contribution Margin. As we serve more participants in existing centers, we leverage our fixed cost base at those centers and the value of a center to our business increases over time. The enrollment sanctions in place in Sacramento, California and Colorado limit our ability to grow our participant census and impact Center-level Contribution Margin. See “Risk Factors” in Part II, Item 1A.
●	Our ability to expand via acquisition or de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including sanctions issued by regulators. On January 7, 2022, the Department of Health Care Services (“DHCS”) of the State of California notified us that it was suspending the State’s previously provided assurances that it would enter into a PACE program agreement with the Company (State Attestations) with respect to de novo centers in the State of California until such time as the corrective action plans (“CAPs”) and the remediation and validation processes for our Sacramento center have been successfully completed and the enrollment sanctions are lifted. In addition, on February 9, 2022, we received notice from the Cabinet for Health and Family Services of the State of Kentucky informing us that they no longer intend to enter into an agreement with us to be a PACE provider in the State of Kentucky. On February 14, 2022, CMS denied our application to develop the previously announced PACE center in Terre Haute, Indiana, which was projected to open in fiscal year 2024 based on deficiencies detected during CMS’ 2021 audits of our Sacramento and Colorado PACE programs. In addition, we have committed to CMS and the Agency for Healthcare Administration in the State of Florida, that we will proactively pause remaining steps with respect to de novo centers to focus on remediating deficiencies raised in the audit processes. See “Risk Factors” in Part II, Item 1A.
●	Execute tuck-in acquisitions. Over the past three fiscal years, we have acquired and integrated three PACE organizations, expanding our InnovAge Platform to one new state and four new markets through those acquisitions. We are disciplined in our approach to acquisitions and have executed multiple types of transactions, including turnarounds and non-profit conversions. When integrating acquired programs, we work closely with key constituencies, including local governments, health systems and senior housing providers, to enable continuity of high-quality care for participants.
●	Contracting with government payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Maintaining, supporting and growing these relationships in existing markets as well as new geographies, is critical to our long-term success.
●	Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and due to additional costs we are incurring and expect to incur as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate and director and officer insurance, investor relations and increased legal, audit, reporting and consulting fees. We also expect to incur additional expenses for the foreseeable future in connection with current and future audits to our centers, remediation plans and current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. Accordingly, in the short term we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
●	Seasonality of our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Based on the difference between our estimate and the final determination from CMS, we may receive incremental true up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.

Components of Results of Operations

Revenue

Capitation Revenue.   In order to provide comprehensive services to manage the totality of a participant’s medical care across all settings, we receive fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, Veterans Affairs (“VA”) and private pay sources.

Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are amended annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. New agreements have been executed for the periods (i) January 1, 2021 through December 31, 2022 for California and (ii) July 1, 2021 through June 30, 2022 for all other states, except Pennsylvania, for which we are currently operating in good standing under the 2020 amended agreement while the agency finalizes its 2021 amendment. For a discussion of our revenue recognition policies, please see Critical Accounting Policies and Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2021 10-K.

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

Operating Expenses

External Provider Costs.   External provider costs consist primarily of the costs for medical care provided by non-InnovAge providers. We separate external provider costs into four categories: inpatient (e.g., hospital and skilled nursing facility), housing (e.g., assisted living), outpatient and pharmacy. In aggregate, external provider costs represent the largest portion of our expenses.

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

Results of Operations

The results of our operations for the three and nine months ended March 31, 2022 include those of InnovAge Sacramento, which during the same period of the prior year was not a consolidated entity. The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
in thousands	2022	2021	2022	2021
Revenues
Capitation revenue	$176,988	$155,835	$524,507	$464,294
Other service revenue	371	473	1,273	1,890
Total revenues	177,359	156,308	525,780	466,184
Expenses
External provider costs	103,254	75,389	284,299	224,215
Cost of care, excluding depreciation and amortization	46,102	39,565	129,740	115,922
Sales and marketing	6,144	5,592	19,117	14,335
Corporate, general and administrative	24,682	18,595	74,248	105,901
Depreciation and amortization	3,850	3,311	10,435	9,262
Equity loss	—	—	—	1,343
Other operating income	—	19,222	—	18,211
Total expenses	184,032	161,674	517,839	489,189
Operating Income (Loss)	$(6,673)	$(5,366)	$7,941	$(23,005)
	—	—	—	—
Other Income (Expense)
Interest expense, net	(709)	(4,876)	(1,930)	(17,061)
Loss on extinguishment of debt	—	(13,488)	—	(14,479)
Gain on equity method investment	—	10,871	—	10,871
Other income (expense)	108	(2,267)	(358)	(2,222)
Total other expense	(601)	(9,760)	(2,288)	(22,891)
Income (Loss) Before Income Taxes	(7,274)	(15,126)	5,653	(45,896)
Provision (Benefit) for Income Taxes	(4,116)	(4,264)	81	5,159
Net Income (Loss)	$(3,158)	$(10,862)	$5,572	$(51,055)
Less: net loss attributable to noncontrolling interests	(337)	(352)	(616)	(595)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(2,821)	$(10,510)	$6,188	$(50,460)

Revenues

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
in thousands
Capitation revenue	$176,988	$155,835	$21,153	13.6%	$524,507	$464,294	$60,213	13.0%
Other service revenue	371	473	(102)	(21.6)%	1,273	1,890	(617)	(32.6)%
Total revenues	$177,359	$156,308	$21,051	13.5%	$525,780	$466,184	$59,596	12.8%

Capitation revenue. Capitation revenue was $177.0 million for the three months ended March 31, 2022, an increase of $21.2 million, or 13.6%, compared to $155.8 million for the three months ended March 31, 2021. This increase was driven by (i) a 9.9% increase in capitation rates and (ii) a 3.4% increase in member months (as defined below). The increase in capitation rates was primarily driven by an annual increase in both Medicaid and Medicare capitation rates as a result of increased risk score and county rates.

Capitation revenue was $524.5 million for the nine months ended March 31, 2022, a decrease of $60.2 million, or 13.0% compared to $464.3 million for the nine months ended March 31, 2021. This increase was driven by (i) a 6.3% increase in capitation rates and (ii) an 6.2% increase in member months (as defined below). The increase in capitation rates was primarily driven by an annual increase in both Medicaid and Medicare capitation rates as a result of increased risk score and county rates.

Other service revenue. Other service revenue was $0.4 million for the three months ended March 31, 2022, a decrease of $0.1 million, or 21.6%, from $0.5 million for the three months ended March 31, 2021. Other service revenue was $1.3 million for the nine months ended March 31, 2022, a decrease of $0.6 million, or 32.6%, from $1.9 million for the nine months ended March 31, 2021.

Operating Expenses

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
in thousands
External provider costs	$103,254	$75,389	$27,865	37.0%	$284,299	$224,215	$60,084	26.8%
Cost of care (excluding depreciation and amortization)	46,102	39,565	6,537	16.5%	129,740	115,922	13,818	11.9%
Sales and marketing	6,144	5,592	552	9.9%	19,117	14,335	4,782	33.4%
Corporate, general, and administrative	24,682	18,595	6,087	32.7%	74,248	105,901	(31,653)	(29.9)%
Depreciation and amortization	3,850	3,311	539	16.3%	10,435	9,262	1,173	12.7%
Equity loss	—	—	—	*	—	1,343	(1,343)	(100.0)%
Other operating income	—	19,222	(19,222)	(100.0)%	—	18,211	(18,211)	(100.0)%
Total operating expenses	$184,032	$161,674	$22,358		$517,839	$489,189	$28,650

___________________

*not meaningful

External provider costs. External provider costs were $103.3 million for the three months ended March 31, 2022, an increase of $27.9 million, or 37.0%, compared to $75.4 million for the three months ended March 31, 2021. The increase is primarily driven by (i) an increase of 32.5% in cost per participant and (ii) an increase of 3.4% in member months. The increase in cost per participant is primarily driven by the net effect of (i) an increase in outpatient and specialist care expenses, in part as a result of our participants seeking healthcare services that were delayed during the COVID-19 pandemic, (ii) an increase in inpatient and medical respite utilization and cost as a result of the Omicron surge, (iii) increased housing utilization, and (iv) increased housing rates as mandated by certain states.

External provider costs were $284.3 million for the nine months ended March 31, 2022, an increase of $60.1 million, or 26.8%, compared to $224.2 million for the nine months ended March 31, 2021. The increase is primarily driven by (i) an increase of 19.4% in cost per participant and (ii) an increase of 6.2% in member months. The increase in cost per participant is primarily driven by the net effect of an increase in housing, outpatient, inpatient and specialist care expenses.

Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $46.1 million for the three months ended March 31, 2022, an increase of $6.5 million, or 16.5%, compared to $39.6 million for the three months ended March 31, 2021, primarily due to the net effect of (i) an increase of 3.4% in member months and (ii) an increase of 12.7% in cost per participant. The increase in cost per participant was driven by an increase in operational costs of reopening our centers following shutdowns as a result of COVID-19, pre-opening losses associated with de novo locations, and an increase wage rates.

Cost of care (excluding depreciation and amortization) expense was $129.7 million for the nine months ended March 31, 2022, an increase of $13.8 million, or 11.9%, compared to $115.9 million for the nine months ended March 31, 2021, primarily due to the net effect of (i) an increase of 6.2% in member months and (ii) an increase of 5.4% in cost per participant. The increase in cost per participant was driven by an increase in operational costs of reopening our centers following shutdowns as a result of COVID-19, pre-opening losses associated with de novo locations, and an increase in wage rates.

Sales and marketing. Sales and marketing expenses were $6.1 million for the three months ended March 31, 2022, an increase of $0.6 million, or 9.9%, compared to $5.6 million for the three months ended March 31, 2021, primarily due to an increase in employee compensation and benefits due to an increase in full time employees coupled with costs associated with organizational realignment partially offset by a reduction in marketing spend associated with the ongoing sanctions.

Sales and marketing expenses were $19.1 million for the nine months ended March 31, 2022, an increase of $4.8 million, or 33.4%, compared to $14.3 million for the nine months ended March 31, 2021, primarily due to an increase in (i) employee compensation and benefits due to an increase in FTEs and (ii) costs associated with organizational realignment, and (iii) costs associated with certain new advertising campaigns to raise PACE awareness.

Corporate, general and administrative. Corporate, general and administrative expenses were $24.7 million for the three months ended March 31, 2022, an increase of $6.1 million, or 32.7%, compared to $18.6 million for the three months ended March 31, 2021. The increase is related to (i) employee compensation and benefits as the result of an increase in FTEs, (ii) compliance-related expense, (iii) costs associated with organizational realignment, and (iv) increased costs associated with being a publicly traded company.

Corporate, general and administrative expenses were $74.2 million for the nine months ended March 31, 2022, a decrease of $31.7 million, or 29.9%, compared to $105.9 million for the nine months ended March 31, 2021. The decrease was primarily due to the fees incurred during fiscal year 2021 as a result of the Apax Transaction (as defined below). In connection with the Apax Transaction, $45.4 million was recorded related to the cancellation of 16,994,975 common stock options outstanding under the Company’s 2016 Equity Incentive Plan and $13.1 million of transaction related costs were recorded as corporate, general and administrative expenses. Offsetting the decrease of $58.5 million related to the Apax Transaction were expenses related to (i) employee compensation and benefits as the result of an increase in FTEs, (ii) compliance-related expense, (iii) costs associated with organizational realignment, (iv) increased legal costs, (v) costs associated with executive severance and recruiting and (vi) increased costs associated with being a publicly traded company.

Depreciation and amortization. Depreciation and amortization expense was $3.9 million for the three months ended March 31, 2022, an increase of $0.5 million, or 16.3%, compared to $3.3 million for the three months ended March 31, 2021. Depreciation and amortization expense was $10.4 million for the nine months ended March 31, 2022, an increase of $1.2 million, or 12.7%, compared to $9.3 million for the nine months ended March 31, 2021. This increase in both periods is due to an increase in depreciation expense as a result of capital additions in the normal course of business.

Equity loss. Equity loss of $- million for the three months ended March 31, 2021 and $1.3 million for the nine months ended March 31, 2021 related to our equity method investment in InnovAge Sacramento. InnovAge Sacramento began operations in July 2020 and was subsequently consolidated into operations effective January 1, 2021, therefore there are no equity earnings for the three and nine months ended March 31, 2022.

Other operating income. Other operating income was $19.2 million for the three months ended March 31, 2021 and $18.2 million for the nine months ended March 31, 2021 due to the change in fair value of contingent consideration. The contingent consideration was paid in March 2021 and there were no amounts outstanding as of March 31, 2022.

Other Income (Expense)

	Three Months Ended				Nine Months Ended
	March 31,		Change		March 31,		Change
	2022	2021	$	%	2022	2021	$	%
in thousands
Interest expense, net	$(709)	$(4,876)	$4,167	85.5%	$(1,930)	$(17,061)	$15,131	88.7%
Loss on extinguishment of debt	—	(13,488)	13,488	*	—	(14,479)	14,479	*
Gain on equity method investment	—	10,871	(10,871)	*	—	10,871	(10,871)	*
Other expense	108	(2,267)	2,375	104.8%	(358)	(2,222)	1,864	83.9%
Total other expense	$(601)	$(9,760)	$9,159		$(2,288)	$(22,891)	$20,603

___________________

*not meaningful

Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $0.7 million for the three months ended March 31, 2022, a decrease of $4.2 million, or 85.5%, compared to $4.9 million for the three months ended March 31, 2021. Interest expense, net was $1.9 million for the nine months ended March 31, 2022, a decrease of $15.1 million, or 88.7%, compared to $17.1 million for the nine months ended March 31, 2021. The decrease was primarily due to (i) a lower outstanding debt balance and (ii) to a lesser extent, a lower average interest rate. For additional information regarding our outstanding indebtedness, see Note 8, “Long-Term Debt” to our condensed consolidated financial statements.

Loss on extinguishment of debt. We recognized a loss on extinguishment of debt of $13.5 million and $14.5 million for the three and nine months ended March 31, 2021, respectively, and no loss on extinguishment of debt for the three and nine months ended March 31, 2022.

Gain on equity method investment. We recognized a gain on equity method investment of $10.9 million for the three and nine months ended March 31, 2021, related to the consolidation of InnovAge Sacramento beginning January 1, 2021, and no gain on equity method investment for the three and nine months ended March 31, 2022.

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

During the nine months ended March 31, 2022 and 2021, we reported provision for income taxes of $0.1 million and $5.2 million, respectively. The decrease of $5.1 million is primarily due to certain permanent differences between the financial and tax accounting treatment of (a) the Section 162(m) limitation on compensation of five highest paid officers and (b) transaction costs associated with the Apax Transaction in 2020. These differences resulted in our pretax book loss generating taxable net income for the nine months ended March 31, 2021. The taxable net income for the nine months ended March 31, 2022 was lower than the taxable net income for the nine months ended March 31, 2021.

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

Net Income (Loss)

During the three months ended March 31, 2022 and 2021, we reported net loss of $3.2 million and $10.9 million, respectively, consisting of (i) loss from operations of $6.7 million and $5.4 million, respectively, (ii) other expense of $0.6 million and $9.8 million, respectively, and (iii) provision for income taxes of $4.1 million and $4.3 million, respectively, each as described above.

During the nine months ended March 31, 2022 and 2021, we reported net income of $5.6 million and a net loss of $51.1 million, respectively, consisting of (i) income from operations of $7.9 million and $23.0 million, respectively, (ii) other expense of $2.3 million and $22.9 million, respectively, and (iii) provision for income taxes of $0.1 million and $5.2 million, respectively, each as described above.

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

	Nine Months Ended March 31,
	2022	2021

	dollars in thousands
Key Business Metrics:
Centers(a)	18	18
Census(a)(b)	6,800	6,655
Total Member Months(a)	62,726	59,050

Center-level Contribution Margin	$111,741	$126,047
Center-level Contribution Margin as a % of revenue	21.3%	27.0%

Non-GAAP Measures:
Adjusted EBITDA(c)	$34,895	$65,985
Adjusted EBITDA Margin(c)	6.6%	14.2%
(a)	Amount for 2021 includes InnovAge Sacramento, which the Company owns and controls through a joint venture and is consolidated in our financial statements as of January 1, 2021.
(b)	Participant numbers are approximate.
(c)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. For a definition and reconciliation of these non-GAAP measures to the most closely comparable GAAP measures for the period indicated, see below under “Adjusted EBITDA.”

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

Center-level Contribution Margin

We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $111.7 million and $126.0 million for the nine months ended March 31, 2022 and 2021, respectively.

Adjusted EBITDA

We define Adjusted EBITDA as net income adjusted for interest expense, depreciation and amortization, and provision for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, rate determination, executive severance and recruitment, class action litigation, M&A diligence, transaction and integration, business optimization, electronic medical record (“EMR”) implementation, financing-related fees and contingent consideration. For the nine months ended March 31, 2022 and 2021, net income was $5.6 million and net loss was $51.1 million, respectively, and our net income (loss) margin was 1.1% and (11%), respectively. Adjusted EBITDA was $34.9 million and $66.0 million, for the nine months ended March 31, 2022 and 2021, respectively, representing a year-over-year decrease of 47.1%. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily from (i) the impact of normalization of center-level contribution margin as a result of (a) our participants seeking healthcare services that were delayed during the onset of the COVID-19 pandemic coupled with the Omicron surge and state-mandated increases in housing cost, and (b) costs associated with the re-opening of our centers and higher wage rates, (ii) an increase in sales and marketing expense as a result of growth and our investment in digital and other sales initiatives and (iii) higher corporate, general and administrative expenses, primarily attributable to growth and costs associated with being a publicly traded company.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
in thousands	2022	2021	2022	2021

Net income (loss)	$(3,158)	$(10,862)	$5,572	$(51,055)
Interest expense, net	709	4,876	1,930	17,061
Depreciation and amortization	3,850	3,311	10,435	9,262
Provision for income tax	(4,116)	(4,264)	81	5,159
Stock-based compensation	845	530	2,586	1,102
Rate determination(a)	—	—	—	(2,158)
Executive severance and recruitment(b)	—	—	4,123	—
Class action litigation (c)	246	—	292	—
M&A diligence, transaction and integration(d)	693	4,548	1,533	63,333
Business optimization(e)	2,460	268	7,248	1,127
EMR implementation(f)	402	66	1,095	335
Gain on consolidation of equity investee(g)	—	(10,871)	—	(10,871)
Financing-related fees(h)	—	13,488	—	14,479
Contingent consideration(i)	—	19,222	—	18,211
Adjusted EBITDA	$1,931	$20,312	$34,895	$65,985
(a)	Reflects the CMS settlement payment of approximately $2.2 million related to end-stage renal disease beneficiaries for calendar years 2010 through 2020.
(b)	Reflects charges related to executive severance and recruiting.
(c)	Reflects charges related to litigation by shareholders.
(d)	For the nine months ended March 31, 2021, this primarily represents (i) $45.4 million related to the cancellation of options and the redemption of shares and (ii) $13.1 million of transaction fees and expenses recognized in connection with the July 27, 2020 transaction between us, an affiliate of Apax Partners and our then existing equity holders entering into a Securities Purchase Agreement (the “Apax Transaction”).
(e)	Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology and compliance systems, and improve and support the efficiency and effectiveness of our operations.
(f)	Reflects non-recurring expenses relating to the implementation of a new electronic medical record vendor.
(g)	Reflects non-recurring gain on consolidation of InnovAge Sacramento during the three and nine months ended March 31, 2021.
(h)	Reflects fees and expenses incurred in connection with amendments to our credit agreements. See Note 8, “Long Term Debt” to the condensed consolidated financial statements.
(i)	Reflects the contingent consideration fair value adjustment made during the reporting period associated with our acquisition of NewCourtland.

Net income (loss) margin and Adjusted EBITDA margin

Net loss margin is net loss expressed as a percentage of our total revenue. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue less any exceptional, one time revenue items. For the nine months ended March 31, 2022, net income margin was 1.1%, as compared to net loss margin of 11.0% for the nine months ended March 31, 2021. For the nine months ended March 31, 2022, our Adjusted EBITDA margin was 6.6%, as compared to our Adjusted EBITDA margin for the nine months ended March 31, 2021 of 14.2%.

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

Liquidity and Capital Resources

General

To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and from the sale of common stock in our IPO that occurred in March 2021. As of March 31, 2022, we had cash and cash equivalents of $199.5 million. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.

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

Any outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of March 31, 2022, the interest rate on the Term Loan Facility was 2.21%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of March 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility and, therefore, had full capacity thereunder, subject to applicable covenant compliance restrictions and any other conditions precedent to borrowing. As of

March 31, 2022, we also had $2.4 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.

For more information about our debt, see Note 8 “Long Term Debt” to our condensed consolidated financial statements.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Condensed Consolidated Statements of Cash Flows

Our consolidated statements of cash flows for the nine months ended March 31, 2022 and 2021 are summarized as follows:

	Nine Months Ended
	March 31,
	2022	2021	$ Change
in thousands
Net cash provided by (used in) operating activities	$24,059	$(17,028)	$41,087
Net cash used in investing activities	(23,578)	(16,083)	(7,495)
Net cash provided by (used in) financing activities	(4,670)	122,309	(126,979)
Net change in cash	(4,189)	89,198	(93,387)
Cash at beginning of period	203,700	114,565	89,135
Cash at end of period	$199,511	$203,763	$(4,252)

Operating Activities. The change in net cash provided by (used in) operating activities was primarily due to the net effect of (i) net income of $5.6 million in the current year period compared to a net loss of $51.1 million in the prior year period, as described further above, (ii) a net increase in working capital primarily as a result of the impact of the completion of the Colorado Department of Health Care Policy & Financing’s (“HCPF”) reconciliation, as described below, and the timing of accrued expenses.

In fiscal year 2021, the Company and the HCPF completed the reconciliation for fiscal years 2018 and 2019. The reconciliation resulted in a net adjustment of reduction of accounts receivable of $3.4 million, which was recorded in fiscal year 2021. The Company does not expect adjustments related to the reconciliation to be significant in future periods.

Investing Activities. Investing activities were made up of approximately $22.7 million in purchases of property and equipment.

Financing activities. The decrease in net cash used in financing activities was primarily due to the net effect of the Apax Transaction in fiscal year 2021, which included net proceeds on long-term debt of $79.1 million, $77.6 million related to treasury stock purchases and $32.4 million related to stock option cancellation payments, those payments of which did not recur in fiscal year 2022.

Contractual Obligations and Commitments

Our principal commitments consist of repayments of long-term debt and obligations under operating and capital leases. As of March 31, 2022, we had $74.5 million of long-term debt outstanding. See Note 8, “Long Term Debt” in our condensed consolidated financial statements for more information. As of March 31, 2022, we had future minimum operating lease payments under non-cancellable leases through the year 2032 of $33.8 million. We also had non-cancellable capital lease agreements with third parties through the year 2027 with future minimum payments of $14.6 million. See Note 7, “Leases” in our condensed consolidated financial statements for more information.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2022.

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

Interest rate risk

As of March 31, 2022, we had total outstanding debt of $72.1 million in principal amount under the Term Loan Facility, $2.3 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility (each as defined in Note 8, “Long Term Debt” to our condensed consolidated financial statements). As of June 30, 2021, we had total outstanding debt of $75.0 million in principal amount under the Term Loan Facility and $2.4 million under the Convertible Term Loan.  As of March 31, 2022, the interest rate on the Term Loan Facility was 2.21%

We had cash and cash equivalents of $199.5 million and $201.5 million as of March 31, 2022 and June 30, 2021, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2022.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding our material pending legal proceedings, refer to Note 9 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1.A Risk Factors

Other than the updates to the risk factors set forth below, there have been no material changes to the risk factors disclosed in the “Risk factors” section of our 2021 10-K.

Risks Related to our Business

We may be subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, requests for information, audits and investigations regarding care and services provided to participants, the False Claims Act (“FCA”), data privacy, security, labor and employment, consumer protection or intellectual property. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. On October 14, 2021, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. We are currently unable to predict the outcome of this proceeding. In addition, on April 20, 2022, the Board of Directors of the Company received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, in connection with the stockholder’s investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. We are currently unable to predict the outcome of this matter.

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

Colorado. On May 26, 2021, the Colorado Department of Health Care Policy & Financing (“HCPF”) and the Colorado Department of Public Health and Environment (“CDPHE”) initiated a joint audit of our Colorado PACE centers, and on June 21, 2021, CMS also initiated a separate focused desk audit of our Colorado PACE program. We received preliminary findings from CMS and HCPF/CDPHE in July 2021, followed by validation results in October 2021. In conjunction with providing validation results, the agencies referred our case to the Compliance and Enforcement Division of CMS for review and possible further action. Effective December 23, 2021, CMS suspended new enrollments at the Company’s Colorado centers, based on deficiencies detected in the joint audit related to participant provision of services, which can be categorized as care delivery and management, care coordination and documentation of care. The suspension will remain in effect until CMS determines that we have remediated the deficiencies to their satisfaction. Effective on the same date, HCPF also determined to impose sanctions and suspended new enrollments at the Company’s Colorado centers identifying certain deficiencies specific to Medicaid. In addition, as a result of their specific findings, CDPHE mandated that we retain a consultant for a period of 12 months to oversee our remediation efforts, and issued a $10,000 penalty, which we have paid. On January 17, 2022 and February 5, 2022, we submitted a CAP to each of CDPHE and CMS, respectively. A separate CAP for HCPF was submitted on February 22, 2022. CDPHE and CMS have accepted the CAPs, and as a result, we are currently monitoring the implementation of these CAPs. We cannot guarantee that HCPF will accept the CAP we submitted, that we will be able to implement the CAPs, or that we will be able to remedy the deficiencies specified by each of the agencies. In addition, although these agencies coordinate many of the actions taken with respect to these audits, they each have separate mandates and are not obligated to act together or reach the same decisions. Therefore, we cannot guarantee that the agencies will not separately request further actions or impose additional separate sanctions.

California. On May 10, 2021, CMS began a routine, scheduled audit of our Sacramento, California center. On September 17, 2021, we were notified that CMS had determined to suspend new enrollments at our Sacramento center based on deficiencies detected in the audit related to participant provision of services, which can be categorized as care delivery and management, care coordination and documentation of care, and on September 30, 2021, we were further notified that the Department of Health Care Services (“DHCS”) of the State of California had reached the same determination. The suspension will remain in effect until CMS and DHCS determine that we have remediated the deficiencies to their satisfaction. We submitted a CAP on October 15, 2021, which has been accepted by both CMS and DHCS. As a result, both agencies are currently monitoring the implementation of the CAP. On January 7, 2022, DHCS notified us that it was suspending the State’s previously provided assurances that it would enter into a PACE program agreement with the Company (State Attestations) with respect to de novo centers in the State of California until such time as the CAPs and the remediation and validation processes for our Sacramento center have been successfully completed and the enrollment sanctions are lifted. As a result of the suspension, we will be unable to open one of the de novo centers we had identified in California within our planned timeline. In March 2022, CMS and DHCS began separate audits of our San Bernadino, California center. Both agencies have finalized their field work and recently issued preliminary results identifying certain deficiencies related to participant provision of services, which can be categorized as care delivery and management, care coordination and documentation of care. We are currently in the audit validation process, which entails provision of various participant records. Following such process, we expect to receive results from the audit. At this time, we cannot guarantee the outcome of this audit, including whether or not sanctions will be imposed.

New Mexico. As previously disclosed, in November 2021, CMS began an audit of our Albuquerque, New Mexico center. On November 23, 2021, we received preliminary results identifying certain deficiencies related to participant provision of services, which can be categorized as care delivery and management, care coordination and documentation of care. Validation results were received in March 2022 and in conjunction with providing validation results, the agency referred our case to the Compliance and Enforcement Division of CMS for review and possible further action. At this time, we cannot guarantee the final outcome of this audit. If CMS were to suspend enrollments at, or otherwise curtail, our center or impose other sanctions, such actions could have a material adverse effect on our business operations, financial results and reputation.

Kentucky. On February 9, 2022, we received notice from the Cabinet for Health and Family Services of the State of Kentucky informing us that they no longer intend to enter into an agreement with us to be a PACE provider in the State of Kentucky.

Indiana. On February 14, 2022, CMS denied our initial application to develop the previously announced PACE center in Terre Haute, Indiana, based on deficiencies detected during CMS’ 2021 audits of our Sacramento and Colorado PACE programs.

Florida. We have committed to CMS and the Agency for Healthcare Administration in the State of Florida, that we will proactively pause remaining steps with respect to planned de novo centers in the State of Florida, to focus on remediating deficiencies raised in the audit processes.

At this time, we cannot guarantee the final outcome of any of the audits and processes described above. If we are unable to effectively remediate the deficiencies raised by the audits, implement the CAPs we have submitted, will submit or may be required to submit, or otherwise satisfy the agencies’ concerns, we could be subject to additional sanctions and our business plan, including our growth strategy (including with respect to enrollment growth and de novo openings), would continue to be adversely impacted. Our management has been working collaboratively with the various agencies, including CMS.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the nine months ended March 31, 2022.

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

10.1

Separation Letter, dated as of January 1, 2022, by and between InnovAge Holding Corp. and Maureen Hewitt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2022).

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

Date: May 10, 2022

INNOVAGE HOLDING CORP.

By:	/s/ Barbara Gutierrez
Name:	Barbara Gutierrez
Title:	Chief Financial Officer