Form 10-K
period 2022-06-30
InnovAge Holding Corp.
filed 2022-09-13
CIK 1834376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☒

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

Based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $94.9 million.

As of September 12, 2022, there were 135,565,699 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the upcoming Annual Meeting of Shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended June 30, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

1

Cautionary Note About Forward-Looking Statements

Throughout this Annual Report on Form 10-K for the year ended June 30, 2022 (this “Annual Report”), we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth opportunities or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●	the results of periodic inspections, reviews, audits and investigations under the federal and state government programs, including the sanctions currently in place on our centers in Colorado and in our Sacramento center in California and our ability to sufficiently cure any deficiencies identified by the respective federal and state government programs including with respect to the audits of our Albuquerque, New Mexico center and San Bernardino, California center;
●	the adverse impact of inspections, reviews, audits, investigations, legal proceedings, enforcement actions and litigation, including the current civil investigative demands initiated by federal and state agencies, as well as the litigation and other proceedings initiated by, or on behalf, of our stockholders;
●	the risk that the cost of providing services will exceed our compensation under the Program of All Inclusive Care for the Elderly (“PACE”);
●	the dependence of our revenues and operations upon a limited number of government payors;
●	changes in the rules governing the Medicare, Medicaid or PACE programs or applicable licensure requirements;
●	the risk that our submissions to government payors may contain inaccurate or unsupportable information, including regarding risk adjustment scores of participants;
●	the viability of our business strategy and our ability to realize expected results;
●	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with government payors;
●	the impact of state and federal efforts to reduce healthcare spending;
●	the impact on our business from an economic downturn
●	the effects of a pandemic, epidemic or outbreak of an infectious disease, including the ongoing effects of COVID-19;
●	our dependence on our senior management team and other key employees;
●	the effect of sustained inflation on our business;
●	the impact of failures by our suppliers, sustained material price increases on supplies or limitations on our ability to access new technology or medical products;
●	the effect of our relatively limited operating history as a for-profit company on investors’ ability to evaluate our current business and future prospects;
●	our ability to enroll or attract new participants and grow our revenue, especially as a result of the sanctions currently in place on our centers in Colorado and in our Sacramento center in California and actions from other states;
●	the concentration of our presence in Colorado;
●	our ability to manage our operations effectively, execute our business plan, maintain effective levels of service and participant satisfaction and adequately address competitive challenges;
●	our ability to compete in the healthcare industry;

2

●	our ability to establish a presence in new geographic markets, especially as a result of the actions taken by certain states and us in light of our ongoing audit processes;
●	the impact of competition for physicians and other clinical personnel and related increases in our labor costs;
●	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
●	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
●	our ability to accurately estimate incurred but not reported medical expense or the risk scores of our participants;
●	risks associated with our use of “open-source” software;
●	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
●	our ability to maintain our corporate culture;
●	the impact of negative publicity regarding the managed healthcare industry;
●	the impact of weather and other factors beyond our control;
●	our ability to adhere to complex and changing government laws and regulations in the healthcare industry, including U.S. Healthcare reform, the regulation of the corporate practice of medicine and the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), and their implementing regulations (collectively, “HIPAA”), CCPA and other privacy laws and regulations in the healthcare industry;
●	our status as a “controlled company”;
●	our ability to maintain effective internal controls over financial reporting and other enhanced requirements of being a public company;
●	our ability to maintain and enhance our reputation and brand recognition;
●	the impact on our business of disruptions in our disaster recovery systems or business continuity planning;
●	changes in accounting principles and guidance, resulting in unfavorable accounting charges or effects; and
●	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report.

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

3

PART I

Item 1.  BUSINESS

Who We Are

InnovAge is the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, dual-eligible seniors. Our programs are designed to address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. Our participant-centered care delivery approach is designed to improve the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Our participant-centered approach is led by our Interdisciplinary Care Teams (“IDTs”), who design, manage and coordinate each participant’s personalized care plan. We directly manage and are responsible for all healthcare needs and associated costs, including housing costs where applicable, for our participants. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (i) the shift toward value-based care, in which coordinated, outcomes-driven, quality care is delivered while reducing unnecessary spend, (ii) eliminating excessive administrative costs by contracting directly with the government, (iii) focusing on the patient experience and (iv) addressing social determinants of health.

InnovAge Holding Corp. (formerly, TCO Group Holdings, Inc.) and certain wholly owned subsidiaries were formed as for-profit corporations effective May 13, 2016, for the purpose of purchasing all the outstanding common stock of Total Community Options, Inc. d/b/a InnovAge, which was formed in May 2007. In connection with this purchase, Total Community Options, Inc. and certain of its subsidiaries converted from not-for-profit organizations to for-profit corporations, and Total Community Options Foundation, Inc. and Johnson Adult Day Program, Inc., both not-for-profit organizations, separated from Total Community Options, Inc. In connection with our initial public offering (“IPO”), which occurred in March 2021, we changed the name of our company from TCO Group Holdings, Inc. to InnovAge Holding Corp. (“InnovAge”). In the following text, the terms “we”, “our”, “our company” and “us” may refer, as the context requires, to InnovAge or collectively to InnovAge and its subsidiaries.

InnovAge is headquartered in Denver, Colorado. Our mission is to allow seniors in need of care and support to live life on their terms by aging in place, in their own homes and communities, for as long as safely possible. Through PACE, we manage, and in many cases directly provide, a broad range of medical and ancillary services for seniors, including in-home care services (skilled, unskilled and personal care); in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the PACE center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.

PACE

As of June 30, 2022, the Company served approximately 6,650 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based on participants served, and operated 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

PACE is a fully-capitated managed care program, which serves the frail elderly, and predominantly dual-eligible, population in a community-based service model. We define dual-eligible seniors as individuals who are 55+ and qualify for benefits under both Medicare and Medicaid. InnovAge provides all needed healthcare services through an all-inclusive, coordinated model of care, and the Company is at risk for 100% of healthcare costs incurred with respect to the care of its participants. PACE programs receive capitation payments directly from Medicare Parts C and D, Medicaid, Veterans Administration (“VA”), and private pay sources. Additionally, under the Medicare Prescription Drug Plan, the Centers for Medicare and Medicaid Services (“CMS”) share part of the risk for providing prescription medication to the Company’s participants. We deliver our participant-centered care through the InnovAge Platform, which is designed to bring high-touch, comprehensive, value-based care.

We believe the traditional fee-for-service reimbursement model in healthcare does not adequately incentivize providers to efficiently manage this complex population. Dual-eligible seniors must navigate a disjointed, separately administered set of Medicare and Medicaid benefits, which often results in uncoordinated care delivered in silos. Our vertically integrated care model and full-risk contracts incentivize us to coordinate and manage all aspects of a participant’s health. Costs under the PACE program are estimated to be 13% lower on average than for a comparable dual-eligible population aged 65 and older under Medicaid, based on an analysis of available data by the National PACE Association in November 2020. Importantly, we believe we can deliver better health outcomes. Our care model reduces unnecessary or avoidable medical spend. Based on an analysis performed using the data most recently available to us from 2018, we estimate that across our mature markets, our participants on average have 16% fewer hospital admissions and 73% fewer low- to medium-severity emergency room visits relative to a comparable Medicare fee-for-service population with similar risk scores for which data is available. In addition, as of June 30, 2022, our participants had a 23% lower 30-day hospital readmission rate compared to a frail, dual-eligible or disabled waiver population. In addition to reducing spend, we also focus on ensuring our participants are satisfied and receive the necessary care. Our participant satisfaction, based on our most recent survey of participants administered by an independent third party as of January 1, 2022, is 81%.

We believe our value proposition to each constituency translates into a predictable economic model. We directly contract with Medicare and Medicaid on a per member, per month (“PMPM”) basis, which creates recurring revenue streams and provides significant visibility into our revenue trajectory. We receive 100% of the pooled capitated payment to directly provide or manage the healthcare needs of our participants.

Industry Challenges

Unsustainable and rising healthcare costs. According to data from the Office of the Actuary of CMS, healthcare spending in the United States grew at approximately 5% per year from 2015 to 2020, and in 2020 represented $4.1 trillion of annual spend, or 19.7% of U.S. GDP. The overall growth rate of healthcare spending is expected to accelerate due to the aging population.

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

Highly fragmented, uncoordinated healthcare system. The U.S. healthcare system is complex and highly fragmented, resulting in piecemeal care delivery across different providers who each lack a complete picture of the patient. Furthermore, this dynamic often makes the healthcare system difficult for patients to navigate. Primary, acute, behavioral and long-term care providers need to work together to effectively manage a patient’s care, yet, today, they often work in silos. This lack of care coordination can result in missed or inaccurate diagnoses, gaps in care, unnecessary spend and ultimately sub-optimal patient outcomes.

High-cost, dual-eligible seniors are at high risk of falling through the cracks of the U.S. healthcare system. Few government-sponsored programs other than PACE bring together the Medicare and Medicaid benefit for these individuals, creating further barriers to delivering coordinated care. Dual-eligible beneficiaries are among the most medically complex, high-frequency users of healthcare services. Based on InnovAge data as of June 30, 2022, the typical InnovAge participant had, on average, eight chronic conditions and, based on the data most recently available to us from a 2018 health outcomes survey, required, on average, assistance with two or more activities of daily living (“ADLs”). A lack of coordination across providers can have severe consequences given the high occurrence of chronic illnesses and other underlying health issues in this population.

Prevalence of wasteful spending and sub-optimal outcomes. A 2019 study, published in the Journal of the American Medical Association, estimated that approximately 25% of all annual healthcare spending is for unnecessary services, excessive administrative costs, fraud and other inefficiencies creating waste.

Proper management of chronic conditions and targeted interventions to mitigate challenges presented by social determinants of health can significantly reduce the incidence of acute episodes, which are the main driver of emergency room visits and hospitalization among the dual-eligible senior population. Healthcare spending on nursing care facilities and continuing care retirement communities was expected to reach approximately $188.1 billion in 2022, based on the latest projections made by the Office of the Actuary of CMS, which is a 6.4% decrease compared to the 2022 projection from the prior year. Similar to spend on hospitals and other high-acuity care settings, we believe many of these dollars can ultimately be saved by providing proactive treatment and investing in proper medical and social supports to enable frail seniors to live in their homes and communities.

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

High-cost, dual-eligible seniors often require proactive, coordinated care plans to address their medical acuity, need for long term support and risks related to social determinants of health. Without personalized, patient-centered care that removes barriers to preventative or other early treatment, high-cost, dual-eligible seniors would continue to likely over-utilize healthcare in higher-cost settings, such as emergency rooms and nursing homes.

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

InnovAge participants are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in average Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we provide care for a higher acuity population, with an average Medicare Risk Adjustment Factor (“RAF”) score of 2.40 based on InnovAge data as of June 30, 2022, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2019, and (ii) we have Medicaid spend in addition to Medicare. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care.

The successful clinical approaches of PACE helped inform certain aspects of the Center for Medicare and Medicaid Innovation’s Global and Professional Direct Contracting (“GPDC”) Model which began in 2021. The GPDC Model is an alternative Accountable Care Organization (“ACO”) model that aims to create value-based payment arrangements directly with provider groups for their current Medicare fee-for-service patients. By transitioning from fee-for-service arrangements to value-based payments, CMS expects healthcare providers will be financially incentivized to simultaneously improve quality while lowering the cost of care and focusing on patient experience, as is done in PACE today.

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

The COVID-19 pandemic amplified several flaws in the current legacy healthcare delivery system. Traditional healthcare providers faced dwindling fee-for-service visits during the stay-at-home orders, government restrictions and general patient fear of medical settings. This not only reduced revenues for traditional providers, but also strained their ability to provide necessary care for their patients. Patients in long-term care facilities, such as nursing homes, also saw and continue to see a disproportionately high infection rate as a result of the pandemic. The highly contagious nature of the virus that causes COVID-19 combined with the higher mortality rate in frail seniors created devastating conditions that led to many avoidable deaths.

Providers that operate comprehensive value-based models, like us, were better positioned to quickly pivot their care delivery approach to safely treat patients in virtual and home-based settings without losing any revenue. PACE participants had one-third the COVID-19 cases and deaths compared to the rates of nursing home residents as of June 30, 2021, according to an analysis performed by The New York Times. We believe the COVID-19 pandemic has further highlighted the need for integrated, multimodal value-based care delivery models.

Our Market Opportunity

We are one of the largest healthcare platforms focused on frail, dual-eligible seniors, and we serve participants primarily through PACE. We have built the largest PACE-focused operation in the country based on number of participants; we are almost twice the size of our closest PACE-focused competitor, more than 30 times larger than the typical PACE operator and the only for-profit PACE operator with a footprint in three or more states. Given our scale across geographies, we believe we are positioned to capitalize on a significant market opportunity to provide care to frail, high-cost, dual-eligible seniors once restrictions on our ability to enroll participants as a result of the audits of our centers in Sacramento, California and Colorado and on our ability to open de novo centers as a result of actions taken by other states or us, are lifted or resolved.

Our care model targets the most complex, frail subset of the dual-eligible senior population. We estimated our target population at approximately 2.1 million in 2021 based on data from the U.S. Census Bureau from 2018, representing seniors who we believe are dually eligible for Medicare and Medicaid and meet the nursing home eligibility criteria for PACE. We have historically and, once restrictions on our ability to enroll participants as a result of the audits on our centers in Sacramento, California and Colorado and on our ability to open de novo centers as a result of actions taken by other states or us, are lifted or resolved, expect to prioritize growth in high-density urban and suburban areas, where there are sizable numbers of frail dual-eligible seniors who would benefit most from our program. We leverage the InnovAge Platform which is designed to provide comprehensive, coordinated healthcare to enable our frail, nursing home-eligible seniors to live independently in their homes and communities. We believe people want to stay in their home for as long as possible, and the InnovAge Platform is designed to empower seniors to age independently in their own homes, on their own terms, for as long as possible.

Based on historical results for the year ended June 30, 2022 and our experience and industry knowledge, we estimate an average annual revenue opportunity of $98,000 per participant (or $8,200 PMPM) and a total addressable market opportunity of $220 billion, based on our estimated market of approximately 2.2 million PACE eligible in the United States in 2021, as described above. Of these estimated PACE eligible participants, only approximately 61,000 are enrolled in a PACE program, based on a July 2022 report from the National PACE Association, and over the next six years, the National PACE Association is targeting a PACE enrollment increase at a compound annual growth rate (“CAGR”) of approximately 20%. As a result, we believe that, subject to our ability to effectively remediate deficiencies identified during audits of our centers, we have a substantial opportunity for growth by bringing our comprehensive value-based model of care to more frail, dual-eligible seniors across the country.

The InnovAge Platform

Our participant-centered approach is tailored to address the complex medical and social needs of our frail dual-eligible senior population. We leverage the InnovAge Platform to deliver comprehensive, coordinated healthcare to our participants. The InnovAge Platform consists of (1) our interdisciplinary care teams and (2) our community-based care delivery model. The key attributes of the InnovAge Platform include:

Our participant focus. Our model is focused on caring for frail, high-cost, dual-eligible seniors. Our target participant population is the frail, nursing home-eligible subset of dual-eligible seniors to whom we refer as “high-cost, dual-eligibles” given their high healthcare acuity and the associated high level of spend. Our participants are among the most frail and medically complex individuals in the U.S. healthcare system. Based on InnovAge data as of June 30, 2022, the typical InnovAge participant had, on average, eight chronic conditions and, based on the data most recently available to us from a 2018 health outcomes survey, required, on average, assistance with three or more ADLs. As a result, the average InnovAge participant has a Medicare RAF of 2.40 based on InnovAge data as of June 30, 2022, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2019. A higher RAF score indicates poorer health and higher predicted health care costs. Our platform is designed to enable participants to exercise their preference to age independently in their homes and stay active in their communities for as long as safely possible. All of our participants are certified as nursing home-eligible. As of June 30 2022, over 90% of our participants are able to live safely in their homes and communities.

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

Our in-home care capabilities. Our in-home care capabilities are designed to enable our participants to live safely in their homes and avoid nursing homes to the extent safely possible. We directly deliver or manage all skilled and unskilled care a participant may require to live independently at home. Additionally, we have dedicated strategic partnerships with

“hospital-at-home” providers to deliver acute care in-home when appropriate. In addition, we manage transportation not only to our centers but also to all third-party medical appointments. Our capitated payment model gives us the flexibility to invest in home modifications, such as ramps, grab bars and shower chairs, to reduce falls and make the home safer for our seniors. We believe our presence in our participants’ homes gives us real-time insight into our participants’ health and enables us to positively influence many environmentally-driven social determinants of health.

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

We developed our telehealth capabilities during the COVID-19 pandemic. The pandemic highlighted the adaptability of the InnovAge Platform and our community-based care delivery model. Although participant attendance in the centers increased over the past fiscal year, our telehealth capabilities remain an important offering in our multimodal approach to deliver comprehensive care with 6% of our provider visits and 5% of IDT visits provided to our participants remotely during the year ended June 30, 2022.

Addressing social determinants of health. Our care delivery model is designed to provide services that mitigate challenges presented by participants’ social determinants of health, such as:

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

Fiscal Year 2022 Audit Processes and Remediation Efforts

In May 2021, CMS, together with other state regulatory authorities, commenced audits in our Sacramento center in California and in all our centers in Colorado. Based on deficiencies detected in the audits related to participant provision of services, which can be categorized as care delivery and management, care coordination and documentation of care, CMS and regulatory authorities in the states of California and Colorado suspended new enrollments at our Sacramento center in California and all our centers in Colorado. The suspensions will remain in effect until CMS and the other regulatory authorities determine that we have remediated the deficiencies to their satisfaction. In November 2021 and March 2022, CMS began audits of our Albuquerque, New Mexico center and San Bernardino, California center, respectively. CMS issued preliminary results in both audits identifying certain deficiencies, but in both cases have verbally notified us that no enforcement actions will be taken. To address the deficiencies identified in the audit processes, we are required to implement immediate corrective actions. Our plans to do so (“iCARs”) have been accepted by CMS and we are currently working on the audit close out process for these two audits. There can be no assurance as to the timelines of such close outs.

In addition, the States of Kentucky and Indiana have taken actions to suspend our ability to open de novo centers in those states, and we have committed to regulatory agencies in the State of Florida, that we will proactively pause remaining steps with respect to planned de novo centers in that state. For more information, see Item 1A. Risk Factors, “Risks Related to Our Business—We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits require corrective actions and have resulted in adverse findings that have negatively affected and continue to affect our business, including our results of operations, liquidity, financial condition and reputation.”

The Company’s priority is to remediate the deficiencies raised in the audit processes and to return to growth as a company, both for the short- and long-term. We continue to work with the appropriate authorities to make the necessary changes within the Company to increase care coordination and care documentation among our centers. As part of this focus, we are working to fill critical personnel gaps at our centers. We recently hired a Chief People Officer to help provide assistance and oversight of current employee engagement and personnel hiring. Other key remediation initiatives include standardizing the process of our IDTs, strengthening our home care network and reliability, improving timeliness of scheduling and coordinating care with providers outside the centers, improving our telephonic channel response times, improving the efficiency and reliability of transportation for our participants, standardizing our wound care program across the enterprise and reducing documentation outside the electronic medical record. True to our mission, which seeks to provide quality care to our participants so that they can live in their homes and communities for as long as possible, we continue to work to enhance our practices and implement measures adopted in our centers under audit throughout all our centers, not only to satisfy federal and state government agencies’ concerns, but most importantly to enhance the quality of care we provide to our participants.

Our Value Proposition

We believe that our healthcare model is one where all constituencies involved, including participants, their families, providers and government payors, have the ability to “Win.”

Our participants “Win” by enjoying a better participant experience, improved health outcomes and remaining in their homes and communities for longer. We leverage our differentiated care delivery model to improve the health of our participants and help them avoid unnecessary hospitalizations and nursing home care. We enable our participants to remain in their homes and age independently. As a result, as of June 30 2022, over 90% of our participants lived in their preferred setting: their home or community. We believe our care model also delivers better clinical outcomes: our participants have fewer hospital admissions, fewer low- to medium-severity emergency room visits and lower 30-day hospital readmission rates. Our care model is not “one size fits all,” it is customized to the unique needs of each participant, which benefits participant health and increases participant satisfaction with our program.

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

Government payors “Win” through fiscal certainty and lower costs. We believe we provide fiscal certainty through our capitated payment arrangements and reduce the cost of both medical and long-term support and services for high-cost, dual-eligible seniors. Costs under the PACE program were estimated to be 13% lower on average than for a comparable dual-eligible population aged 65 and older under Medicaid, based on an analysis of available data by the National PACE Association in November 2020.

Our Growth Strategy

Increase participant enrollment and capacity within existing centers

●	For the fiscal year ended June 30, 2022, our participant census was approximately 6,650 across our 18 centers in five states. Once restrictions on our ability to enroll participants as a result of the audits of our centers in

Sacramento, California and Colorado and on our ability to open de novo centers as a result of actions taken by other states or us, are lifted or resolved, we expect to strengthen our efforts to grow our census.

Build de novo centers

●	We believe de novo centers generate compelling long-term unit economics and the potential for robust internal rates of return.
●	We have operated our platform across different geographies and, once restrictions on our ability to enroll participants as a result of the audits of our centers in Sacramento, California and Colorado and on our ability to open de novo centers as a result of actions taken by other states or us, are lifted or resolved, we expect to prioritize a list of target markets that we believe are optimal environments to launch the InnovAge Platform.
●	Our approach to de novo developments is expected to include building centers to our experience-based specifications, with flexibility for future center expansion factored into the blueprints where possible.

Execute tuck-in acquisitions

●	From fiscal year 2019 through fiscal year 2021, we have acquired and integrated three PACE organizations, expanding into one new state and four new markets through those acquisitions. By bringing acquired organizations under the InnovAge Platform, we hope to further realize revenue growth and improve operational efficiency and care delivery post-integration.
●	Once restrictions on our ability to enroll participants as a result of the audits of our centers in Sacramento, California and Colorado and on our ability to open de novo centers as a result of actions taken by other states or us, are lifted or resolved, we believe there is a robust landscape of potential tuck-in acquisitions to supplement our organic growth and that our history of integrating business will help increase efficiencies during the integration process.

Reinvest in the InnovAge Platform to optimize performance

●	We believe that our ongoing investment in the InnovAge Platform drives greater efficiency across our business, creating a virtuous cycle that allows us to continue providing necessary care to our participants. Our platform is the largest among PACE providers based on participants served and one of the most geographically diverse.
●	We plan to continually invest in technology improvements and seek to unlock new insights through enhanced data analytics capabilities that will advance our care model.
●	We believe our investments will ultimately result in better health outcomes and lower medical costs for participants. As we continue to reduce medical costs, we expect to generate incremental savings that can be reinvested to support continuous improvement of the InnovAge Platform.

Regulation

Our operations are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, arrangement and provision of covered health care services to our participants, operation and management of PACE centers, dispensing of pharmaceuticals, personnel qualifications, maintenance of proper records, and quality assurance programs. If any of our operations are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

●	suspension, termination or exclusion of our participation in government payor programs;
●	loss of our licenses required to operate healthcare facilities or administer prescription drugs in the states in which we operate;
●	criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law, the False Claims Act (“FCA”) and/or state analogs to these federal enforcement authorities, or other regulatory requirements;

●	enforcement actions by governmental agencies and/or state law claims for monetary damages by patients or employees who believe their protected health information (“PHI”) and other types of personal data or personally identifiable information (collectively, “PII” and, together with PHI, “PHI/PII”) has been impermissibly used or disclosed or not properly safeguarded, or their rights with respect to PHI/PII have been protected, in violation of federal or state health privacy laws, including, for example and without limitation, the Health Insurance Portability and Accountability Act of 1996, as amended by HIPAA, the California Consumer Privacy Act (“CCPA”), other state comprehensive privacy laws, and the Privacy Act of 1974;
●	mandated changes to our practices or procedures that significantly increase operating expenses or decrease our revenue;
●	imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our business practices which could lead to potential fines, among other things;
●	termination of various relationships and/or contracts related to our business, including joint venture arrangements, contracts with government payors and real estate leases or contracts with specialty medical providers;
●	changes in and reinterpretation of rules and laws by a regulatory agency or court, such as state corporate practice of medicine laws, that could affect the structure and management of our business;
●	negative adjustments to government payment models including, but not limited to, Medicare Parts C and D and Medicaid; and
●	harm to our reputation, which could negatively impact our business relationships, the terms of government payor contracts, our ability to attract and retain participants and physicians, our ability to obtain financing and our access to new business opportunities, among other things.

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

Federal and State Regulation of PACE Providers

We are subject to a complex array of federal and state laws, regulations, and guidance, including legal requirements directly applicable to PACE providers as well as Medicare and Medicaid laws and regulations. These laws and guidance relate to our organizational structure, governance, fiscal soundness, marketing activities, participant enrollment and disenrollment, charges to participants, provision of healthcare and other services to participants, care planning activities, service delivery settings and maintenance of centers, participant rights, employment and contractual arrangements with health care providers and other staff, quality assessment and performance improvement activities, participant grievances and appeals, medical records documentation, compliance program activities, and other aspects of our operations and financing. As a PACE provider that provides qualified prescription drug coverage, we are also subject to requirements applicable to Medicare Part D plan sponsors.

As a PACE provider, we and our centers are subject to audits by CMS and state agencies, which have in the past and may in the future result in the identification of deficiencies in connection with our compliance with regulatory requirements, participant quality of care, care plan development and implementation, grievance and appeal processes, clinicians acting outside of their scope of practice, and other issues. See Item 1A. Risk Factors, “Risks Related to Regulation” for a description of current audits in the States of California, Colorado, and New Mexico and their results. We expect these audits to continue in the future. In addition to risks associated with audits of our current centers, we also face risks associated with new centers that we may acquire in the future, which may not have developed the same compliance and quality infrastructure that we currently have in place or are in the process of implementing. Issues identified through these audits have and may in the future result in corrective action plans, civil monetary penalties, enrollment suspensions, and other financial penalties and enforcement actions, in addition to loss of our contracts with CMS and state agencies.

The regulations and contractual requirements applicable to PACE providers are complex and subject to change, making it necessary for us to invest significant resources in complying with these requirements. Scrutiny through federal and state government audits, oversight and enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources. CMS and state regulatory authorities regularly audit our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of the services we provide to our participants. Whether identified through these audits or other avenues, our failure to comply with the federal and state laws applicable to our business have and may continue to result in significant or material retroactive adjustments to and/or withholding of capitation payments, fines, criminal liability, civil monetary penalties, requirements to make significant changes to our operations, CMS imposed sanctions (including suspension or exclusion from participation in government programs), loss of contracts, or cessation of our services.

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

Corporate Practice of Medicine

The laws and regulations relating to our operations vary from state to state, and some states in which we operate prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. In certain states, we currently contract with physicians to provide healthcare services that are required to be provided by licensed physicians. While we believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine, other parties may assert that we could be engaged in the corporate practice of medicine. Further, many such state laws are often vague or have otherwise only been infrequently interpreted by courts or regulatory agencies. Were allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements.

The consequences associated with violating corporate practice of medicine laws vary by state and may result in physicians being subject to disciplinary action, as well as forfeiture of revenues from government payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required companies to divest or reorganize structures deemed to violate corporate practice restrictions. Moreover, state laws are subject to change. Any allegations or findings that we have violated these laws could have a material adverse impact on our reputation, business, results of operations and financial condition. In addition, agreements between the corporation and the physician could be considered void and unenforceable if in violation of such state laws.

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

Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years in the case of criminal conviction. Civil penalties for violation of the Anti-Kickback Statute include up to $112,131 in monetary penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and potential exclusion from participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The Affordable Care Act (the “ACA”) amended the federal Anti-Kickback Statute to clarify the intent that is required to prove a violation. Under the statute as amended, the defendant does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA.

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

We enter into several arrangements that could potentially implicate the Anti-Kickback Statute if the requisite intent were present, such as:

●	Joint Ventures. To prove the concept of our ability to work with not-for-profits, we operate one of our centers under a joint venture with a not-for-profit healthcare provider. Although we do not expressly seek to enter into new joint ventures, it is possible that the government payor landscape in certain markets we may attempt to enter in the future may make entering into additional joint ventures attractive. Investment interests in the joint venture may not fully satisfy a safe harbor. The Office of Inspector General (the “OIG”) of HHS has warned health care entities in the past that certain joint venture relationships have a potential for abuse. We have endeavored to structure our joint venture to satisfy as many elements of the applicable safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture.

●	Discounts. Our centers sometimes acquire certain items and services at a discount that may be reimbursed by a federal healthcare program. We endeavor to structure our vendor contracts that include discount or rebate provisions to comply with the federal Anti-Kickback Statute safe harbor for discounts.
●	Sales Forces and Participant Recruitment. We employ our own sales force and attempt to meet the Anti-Kickback safe harbor for bona fide employment.

If any of our business transactions or arrangements, including those described above, were found to violate the federal Anti-Kickback Statute, we could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs and FCA liability. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price. In addition to the federal Anti-Kickback Statute, various states in which we operate have adopted their own anti-kickback statutes.

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

Providers are prohibited from filing Medicare claims for services related to a prohibited referral and a provider that has billed for prohibited services is obligated to notify and refund the amounts collected from the Medicare program or to make a self-disclosure to CMS under its Self-Referral Disclosure Protocol. Penalties for violation of the Stark Law include denial of payment, recoupment, refunds of amounts paid in violation of the law, exclusion from the Medicare or Medicaid programs, and substantial civil monetary penalties ($27,750 per prohibited item or service and $185,009 if there is a circumvention scheme; penalty amounts reflect current 2021 levels and are adjusted for inflation from time to time). Claims filed in violation of the Stark Law may be deemed false claims under the FCA. In addition to the Stark Law, various states in which we operate have adopted their own self-referral prohibition statutes.

The False Claims Act

Among other things, the FCA authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:

●	knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval;
●	knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim;

●	knowingly makes, uses or causes to be made or used a false record, report or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or
●	conspires to commit the above acts.

The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes, encounter data or other information used to determine capitated payments. The ACA provides that claims for payment that are tainted by a violation of the federal Anti-Kickback Statute (which could include, for example, illegal incentives or remuneration in exchange for enrollment or referrals) are false for purposes of the FCA. In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments from government payors. This could be relevant to the extent we received payments on account of RAF determinations that are based on improper or erroneous records or reports. Failure to return overpayments could subject us to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty Statute.

The penalties for a violation of the FCA may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. The Department of Justice has adjusted the per claim penalty range from $12,537 to $25,076 for penalties assessed after May 9, 2022, if the underlying conduct occurred after November 2, 2015.

In addition to civil enforcement under the FCA, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Any allegations or findings that we have violated the FCA could have a material adverse impact on our reputation, business, results of operations and financial condition.

In addition to the FCA, the various states in which we operate have adopted their own analogs of the FCA. States are becoming increasingly active in using their false claims laws to police the same activities listed above, particularly with regard to capitated government-sponsored healthcare programs, such as Medicaid managed care and PACE. For additional information regarding allegations against us under Federal and State FCA statutes, see Item 1A. Risk Factors, “Risks Related to Our Business—We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.”

Civil Monetary Penalties Statute

The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

●	presenting, or causing to be presented, claims, reports or records relating to payment by Medicare, Medicaid or other government payors that the individual or entity knows or should know are for an item or service that was not provided as reported, is false or fraudulent or was presented for a physician’s service by a person who knows or should know that the individual providing the service is not a licensed physician, obtained licensure through misrepresentation or represented certification in a medical specialty without in fact possessing such certification;
●	offering remuneration to a federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider;
●	arranging contracts with or making payments to an entity or individual excluded from participation in the federal health care programs or included on CMS’s preclusion list;
●	violating the federal Anti-Kickback Statute;
●	making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal health care program;

●	making, using or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of services or a supplier under a federal health care program; and
●	failing to report and return an overpayment owed to the federal government.

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

The HIPAA privacy and security regulations also require us to enter into written agreements with certain contractors, known as business associates, to whom we disclose PHI. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service for or on behalf of a covered entity involving the use or disclosure of protected health information. Covered entities may be subject to penalties for, among other activities, failing to enter into a business associate agreement where required by law or as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity and acting within the scope of the agency. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations. In instances where we act as a business associate to a covered entity, there is the potential for additional liability beyond our status as a covered entity.

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

Violations of HIPAA by providers like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of more than $50,000 (not adjusted for inflation) per violation and up to approximately $1.9 million (not adjusted for inflation) per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI.

In addition to HIPAA, we may be subject to other laws governing the privacy and security of data, such as the CCPA and data breach notification laws.

Healthcare Reform Efforts

The U.S. federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the healthcare system and our business, operating results and/or cash flows. In addition, state and federal budgetary shortfalls and constraints pose potential risks for our revenue streams. We cannot predict how government payors or healthcare consumers might react to federal and state healthcare legislation and regulation, whether already enacted or enacted in the future, nor can we predict what form such legislation or regulations will take. Some examples of legislative and regulatory changes impacting our business include:

●	In March 2010, broad healthcare reform legislation was enacted in the United States through the ACA. There have since been numerous political and legal efforts to repeal, replace or modify the ACA, some of which have been successful, in part, in modifying the law. Although some provisions of the ACA have been and may be modified, the reforms could continue to have an impact on our business in a number of ways. Provisions of the ACA that impact the Medicare and Medicaid programs, in particular, may have an impact on our business. These and other provisions of the ACA remain subject to ongoing uncertainty due to developing regulations as well as continuing political and legal challenges at both the federal and state levels.
●	There have in recent years been congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If these types of changes are implemented in the future, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the ACA.
●	Legislation enacted in 2011 requires CMS to sequester or reduce all Medicare payments, including payments to PACE organizations, by two percent per year for a period of years. Subsequent legislation extended these cuts through 2031, but legislation enacted in 2020 suspended the cuts during the pandemic. On December 10, 2021 the “Protecting Medicare and American Farmers from Sequester Cuts Act” extended the 2% Medicare sequester moratorium through March 31, 2022, and adjusted the sequester to 1% between April 1, 2022 and June 30, 2022. These cuts were reinstated on July 1, 2022 and will negatively impact our revenue.
●	The Inflation Reduction Act of 2022 includes a number of provisions intended to lower the costs of some drugs covered under Medicare Part D and to limit Medicare beneficiaries’ out-of-pocket spending under the Medicare Part D benefit. It is not yet clear what effect, if any, these legislative changes and any subsequent implementing regulations and guidance will have on our business.

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

Federal and state law also governs the dispensing of controlled substances by physicians. For example, the Prescription Drug Marketing Act governs the distribution of drug samples. Physicians are required to report relationships they have with the manufacturers of drugs, medical devices and biologics through the Open Payments Program database. Any allegations or findings that we or our providers have violated any of these laws or regulations could have a material adverse impact on our reputation, business, results of operations and financial condition. Certain states in which we do business or may desire to do business in the future have certificate of need programs regulating the establishment or expansion of healthcare facilities, including our community centers. These regulations can be complex and time-consuming to ensure compliance with. Any failure to comply with such regulatory requirements could adversely impact our business, results of operations and financial condition.

Impact of COVID-19 and Macroeconomic Conditions

The COVID-19 pandemic altered the behavior of businesses and people, the effects of which continue on federal, state and local economies.

Expenses. The virus has and continues to disproportionately impact older adults, especially those with chronic illnesses, which describes our participants. The United States continues to experience supply chain issues with respect to personal protective equipment (“PPE”) and other medical supplies used to prevent transmission of COVID-19. During the years ended June 30, 2022 and 2021, we acquired significantly greater quantities of medical supplies at significantly higher prices than pre-pandemic rates to ensure the safety of our employees and our participants. Costs related to PPE medical supplies represented approximately 0.6% and 0.6% of our total cost of care for the years ended June 30, 2022 and 2021, respectively. These costs did not have a material effect on our business or expenses.

Labor market. The COVID-19 pandemic has and continues to exacerbate difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that requires training. The labor shortage has also contributed to the increased wage pressure to retain and attract such healthcare professionals. The combination of increased wage pressure and labor shortage amongst healthcare personnel, and specifically, trained personnel, has impacted and may continue to impact our expenses and ability to adhere to the complex government laws and regulations that apply to our business.

Additionally, geopolitical events have contributed to adverse macroeconomic conditions, including but not limited to inflation, new or increased tariffs, changes to fiscal monetary policy, higher interest rates, potential global security issues and market volatility. None of these factors have had a material effect on our operations to date.

Trademarks and Intellectual Property

Although we own trademarks and service marks such as “InnovAge,” which are protected under applicable intellectual property laws and are the property of us or our subsidiaries, we do not currently believe our intellectual property is material to our business.

Competition

The U.S. healthcare industry is highly competitive. We compete directly with national, regional and local providers of healthcare for participants and clinical providers. We also compete with payors and other alternate managed care programs for participants. Of these providers, there are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Given the regulatory environment, there may be high barriers to entry for PACE providers; however, since there are relatively modest capital expenditures required for providing healthcare services, there are less substantial financial barriers to entry in the healthcare industry generally. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our principal competitors for dual-eligible seniors vary considerably in type and identity by market. Sanctions imposed on our Sacramento, California center and our Colorado centers have adversely affected and may continue to affect our ability to grow our business and recruit qualified physicians and could cause participant attrition to our competitors. See Item 1A. Risk Factors—Risks Related to Our Business—The healthcare industry is highly competitive and, if we are not able to compete effectively, our business could be harmed.”

We believe the principal competitive factors for serving adults dually-eligible for Medicare and Medicaid and who meet nursing home eligibility criteria include: participant experience, quality of care, health outcomes, total cost of care, brand identity and trust in that brand.

Seasonality

Our business experiences some variability depending upon the time of year. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus and possibly COVID-19, are far more prevalent during colder months of the year, which will result in an increase in medical expenses during these time periods. We would therefore expect to see higher levels of per-participant medical costs in our second and third quarters. Medical costs also depend upon the number of business days in a period, and shorter periods will have lower medical costs. Business days can also create year-over-year comparability issues if a period in one year has a different number of business days compared to the same period in another.

In addition, the retrospective capitation payments we receive for each participant are determined by a participant’s RAF score, which is calculated twice per year and is based on the evolving acuity and chronic conditions of a participant. We estimate and accrue for the expected true-up payments of our participants. Though no assurances can be made in the future, we have historically used our best estimate for accruing for this payment, and we received net positive true-up payments during the fiscal years ended June 30, 2022 and 2021. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.

Human Capital Resources

As of June 30, 2022, we had approximately 2,000 employees, including 1,300 clinical professionals (excluding contract labor). We consider our relationship with our employees to be good. None of our employees are unionized or party to a collective bargaining agreement.

Our people are our product at InnovAge, and their commitment to our participants propels our mission of enabling seniors to age at home, with dignity, for as long as is safely possible.  We believe that our employees are drawn to this mission and our values, which is why our voluntary retention rate was 63.6% over fiscal year 2022.  Additionally, in our most recent employee engagement survey conducted in April 2022, 73% of our employees indicated that they feel engaged by their work at InnovAge.

Attracting and retaining top talent is critical to the success of InnovAge's mission and one of the highest priorities to leadership.  To keep leadership informed of the health of our employee base, we report weekly on key hiring and retention metrics.  We launched employee engagement surveys in fiscal year 2022, and we are implementing action plans with all staff groups based on survey findings and opportunities uncovered.  We intend to monitor progress by releasing multiple engagement surveys annually.

We have recently added proven, experienced leaders at the executive level, including our new Chief Executive Officer and President, Patrick Blair, and our new Chief Medical Officer, Chief People Officer, and Chief Business Development Officer.  We continue to evaluate talent needs at the senior management level, aiming to hire ahead of the curve as the business evolves and to assess and respond to any gaps in our capabilities.

Diversity

At InnovAge, we strive to be a reflection of the diverse communities that we serve.  We are committed to promoting diversity, equity, and inclusion across all teams at InnovAge and we believe in creating an environment where individual differences are respected and embraced.  In our most recent engagement survey conducted in April 2022, 79.2% of employees indicated that they feel that they can be their authentic selves at work.

As of June 30, 2022, our employed workforce was comprised of individuals who identified as women – 76%, and minorities – 40.3%.  Six of nine members of our executive leadership team identify as women.

Training and Development

We aim to provide our employees opportunities to grow and advance in their careers at InnovAge with learning and development programs.  Each year we conduct soft skills training for managers and supervisors, the content of which is informed by gap assessment surveys.   A quarterly training series for front-line leaders enables them to develop their management skills.  Our clinical leaders also conduct separate physician leadership trainings quarterly, with a new topic for each installment (e.g., email / phone etiquette).

We also launched a training needs assessment survey in August 2020 to hear directly from employees and managers where they think they could use more support and learning content in the coming year. As a result of these assessment surveys, the Company has developed trainings tailored to the most prevalent needs identified by our employees.

Implications of being an emerging growth company and a smaller reporting company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) June 30, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Additionally, we qualify as a “smaller reporting company,” and even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company” based on the aggregate worldwide market value of common equity securities held by non-affiliates assessed on an annual basis and measured as of the last business day of the issuer’s most recently completed second fiscal quarter.

As an emerging growth company and a smaller reporting company, we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

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

Summary of Risk Factors

There are a number of risks related to our business, regulation, our indebtedness and our common stock that you should consider. Some of the principal risks related to our business include the following:

●	We face inspections, reviews, audits and investigations under federal and state government programs and contracts. As a result of PACE contracts with CMS and state government agencies, state licenses and participation in Medicaid, we are routinely subject to various governmental inspections, reviews, audits, requests for information and investigations to verify our compliance with applicable laws and regulations, assess the quality of our services provided to our participants and evaluate the accuracy of the risk adjustment data we submit. As a result of deficiencies found in these audits, our enrollments are suspended in each of our centers in Colorado and our Sacramento, California center and are in the process of implementing corrective action plans (CAPs). At this time, we cannot guarantee the final outcome of the processes described above or other audits of our centers. If we are unable to effectively remediate the deficiencies and implement the CAPs or otherwise satisfy the agencies’ concerns, we could be subject to additional sanctions.

●	We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly and could materially harm our business. We are party to lawsuits and legal proceedings from employees, participants and various third parties in the normal course of business. These matters are often expensive and disruptive to normal business operations. In October 2021, as amended in June 2022, we were named as a defendant in a putative class action complaint filed in the District Court of Colorado on behalf of individuals who purchased or acquired shares of our stock during a specified period. Additionally, in April 2022, we received a books and records demand pursuant to Section 220 of Delaware law in connection with a shareholder’s investigation of, among other things, breaches of fiduciary duty and mismanagement. In addition, we have received civil investigative demands from the Attorney General for the State of Colorado, with respect to our Colorado centers, and the Department of Justice (“DOJ”), with respect to all our centers, on similar subject matter. There can be no assurance that these matters are resolved in our favor or without significant cash settlements. The time and resources necessary to litigate the claims could harm our reputation, business, financial condition, results of operations and market price of our common stock.

●	Under our PACE contracts, we assume all of the risk that the cost of providing services will exceed our compensation. Approximately 99.7% and 99.5% of our revenue for the years ended June 30, 2022 and 2021, respectively, was derived from capitation agreements with government payors in which we receive fixed PMPM fees. To the extent that our participants require more care than is anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs associated with treatment. If, in aggregate, our expenses exceed the underlying capitation payment received, we will not be able to fund operations and pursue acquisitions.

●	Our revenues and operations are dependent upon a limited number of government payors, particularly Medicare and Medicaid. When aggregating the revenue associated with Medicare and Medicaid by state, Colorado, California and Virginia accounted for a total of approximately 83.3% and 82.6% of our capitation revenue for the years ended June 30, 2022 and 2021, respectively. We expect a majority of our revenues will continue to be derived from a limited number of key government payors, which may terminate their contracts with us upon the occurrence of certain events. The sudden loss of any of our government contracts or the renegotiation of any of our contracts could adversely affect our operating results and limit our ability to expand into new markets.

●	Reductions in PACE reimbursement rates or changes in the rules governing PACE programs could have a material adverse effect on our financial condition and results of operations. We receive a substantial portion of our revenue through the PACE program, which accounted for 99.8% and 99.6% of our revenue for the years ended June 30, 2022 and 2021, respectively. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE rates could have a material adverse effect on our business, results of operations, financial condition and cash flows, restrict our ability to continue providing quality care to our participants and limit our opportunities for growth.

●	Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could cause us to overstate or understate our revenue and subject us to payment obligations or penalties. The submission of erroneous data could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. CMS may audit PACE organizations’ risk adjustment data submissions. We could be required to refund a portion of the revenue that we received, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

●	Renegotiation, non-renewal or termination of capitation agreements with government payors could have a material adverse effect on our business, results of operations, financial condition and cash flows. If we enter into capitation contracts with unfavorable economic terms, or a capitation contract is adjusted to include unfavorable terms, we could suffer losses with respect to such contract. In addition, some states in which we operate undergo periodic reconciliations with respect to enrollments that present a risk to our business, results of operations, financial condition and cash flows.

●	Allegations of failure and failure to adhere to complex government laws and regulations that apply to our business, have had and could in the future have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. Our operations are subject to extensive federal, state and local government laws and regulations. Allegations of violation, or actual violations of the legal requirements implicated by our business has resulted in and may in the future result in, among other things, government audits, decreased payment rates, significant fines and penalties, the potential loss of certification, recoupment efforts or retractions of reimbursement previously paid, voluntary repayments, exclusion from governmental healthcare programs, written warnings, corrective action plans, monitoring, reputational harm, suspension of new enrollment (as is the case currently with respect to our Sacramento, California and Colorado centers) or the restriction of current enrollment, the withholding of payments under the PACE program agreement, and termination of the PACE program agreement.

●	Ignite Aggregator LP (an investment vehicle owned by certain funds advised by Apax Partners LLP) and funds affiliated with Welsh, Carson, Anderson & Stowe (together, our “Principal Shareholders”) control us, and their interests may conflict with ours or yours in the future. Our Principal Shareholders beneficially own approximately 86% of our common stock, which means that, based on their combined percentage voting power of our common stock, the Principal Shareholders together control the vote of all matters submitted to a vote of our stockholders, which enable them to control the election of the members of the Board of Directors of the Company (the “Board”) and all other corporate decisions. Accordingly, for such period of time as our Principal Shareholders beneficially own a majority of the voting power, they will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock.

Risks Related to Our Business

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits require corrective actions and have resulted in adverse findings that have negatively affected and continue to affect our business, including our results of operations, liquidity, financial condition and reputation.

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

Colorado. On May 26, 2021, the Colorado Department of Health Care Policy & Financing (“HCPF”) and the Colorado Department of Public Health and Environment (“CDPHE”) initiated a joint audit of our Colorado PACE centers, and on June 21, 2021, CMS also initiated a separate focused desk audit of our Colorado PACE program. Effective December 23, 2021, CMS suspended new enrollments at the Company’s Colorado centers, based on deficiencies detected in the joint audit related to participant provision of services, which can be categorized as care delivery and management, care coordination and documentation of care. The suspension will remain in effect until CMS determines that we have remediated the deficiencies to their satisfaction. Effective on the same date, HCPF also determined to impose sanctions and suspended new enrollments at the Company’s Colorado centers identifying certain deficiencies specific to Medicaid or state law. In addition, as a result of their specific findings, CDPHE mandated that we retain a consultant for a period of 12 months to oversee our remediation efforts, and issued a $10,000 penalty, which we have paid. In January and February 2022, we submitted corrective action plans (“CAP”) to each of these agencies. Each of the agencies has accepted our CAPs, and, in June 2022, both CMS and HCPF began monitoring the implementation of the CAPs. We cannot guarantee that we will be able to implement the CAPs, or that we will be able to remedy the deficiencies specified by each of the agencies. In addition, although these agencies coordinate many of the actions taken with respect to these audits, they each have separate mandates and are not obligated to act together or reach the same decisions. Therefore, we cannot guarantee that the agencies will not separately request further actions or impose additional separate sanctions.

California. On May 10, 2021, CMS began an audit of our Sacramento, California center. On September 17, 2021, we were notified that CMS had determined to suspend new enrollments at our Sacramento center based on deficiencies detected in the audit related to participant provision of services, which can be categorized as care delivery and management, care coordination and documentation of care, and on September 30, 2021, we were further notified that the Department of Health Care Services (“DHCS”) of the State of California had reached the same determination. The suspension will remain in effect until CMS and DHCS determine that we have remediated the deficiencies to their satisfaction. We submitted a CAP in October 2021, which has been accepted by both CMS and DHCS. We are in the process of working with CMS and the state to determine the remaining steps before entering the validation process.

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

In March 2022, CMS and DHCS began separate audits of our San Bernardino, California center. In August 2022, CMS issued preliminary results identifying certain deficiencies, but verbally notified us that no enforcement actions will be taken. To address the deficiencies identified in the audit processes, we are required to implement immediate corrective actions. Our plans to do so (“iCARs”) have been accepted by CMS and we are currently working on the audit close process. There can be no assurance as to the timeline of such close out.

New Mexico. In November 2021, CMS began an audit of our Albuquerque, New Mexico center. On November 23, 2021, we received preliminary results identifying certain deficiencies related to participant provision of services, which can be categorized as care delivery and management, care coordination and documentation of care. Validation results were received in March 2022. In July 2022, CMS verbally notified us that no enforcement actions will be taken. To address the deficiencies identified in the audit process, we are required to implement iCARs. Our iCARs have been submitted to CMS and we are currently working with CMS on the audit close out process. There can be no assurance as to the timeline of such close out.

Kentucky. On February 9, 2022, we received notice from the Cabinet for Health and Family Services of the State of Kentucky informing us that they no longer intend to enter into an agreement with us to be a PACE provider in the State of Kentucky.

Indiana. On February 14, 2022, CMS denied our initial application to develop the previously announced PACE center in Terre Haute, Indiana, based on deficiencies detected during CMS’s 2021 audits of our Sacramento and Colorado PACE programs.

Florida. We have committed to CMS and the Agency for Healthcare Administration in the State of Florida, that we will proactively pause remaining steps with respect to planned de novo centers in the State of Florida, to focus on remediating deficiencies raised in the audit processes.

We cannot guarantee the final outcome of any of the audits and processes described above. If we are unable to effectively remediate the deficiencies raised by the audits, implement the CAPs or iCARs we have submitted, will submit or may be required to submit, or otherwise satisfy the agencies’ concerns, we could be subject to additional sanctions and our business plan, including our growth strategy (including with respect to enrollment growth and de novo openings), would continue to be adversely impacted. Our management has been working collaboratively with the various agencies, including CMS.

In general, inspections, reviews, audits, requests for information or investigations with adverse findings, and in particular the audits described above, have resulted in and may further result in:

●	temporary or permanent enrollment sanctions in the affected center(s), as is the case with our Sacramento, California center and our centers in the State of Colorado;

●	refunding amounts we have been paid by the government;

●	state or federal agencies imposing CAPs, fines, penalties, training, policies and procedures, and other requirements or sanctions on us;
●	temporary suspension of payments;

●	debarment or exclusion from participation in federal health care programs;

●	self-disclosure of violations to applicable regulatory authorities;

●	damage to our reputation;

●	the revocation of a center’s license; and

●	loss of certain rights under, or termination of, our contracts with government payors.

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

We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We are party to lawsuits and legal proceedings in the normal course of business from participants, employees, or other third parties for various actions. These matters are often expensive and disruptive to normal business operations. We face or may face allegations, lawsuits, including class actions, and regulatory inquiries, requests for information, audits and investigations regarding care and services provided to participants, the FCA, data privacy, security, labor and employment, consumer protection or intellectual property. We also face or may face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. On October 14, 2021, and subsequently amended on June 21, 2022, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. We are currently unable to predict the outcome of this proceeding. In addition, on April 20, 2022, the Board of Directors of the Company received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, in connection with the stockholder’s investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. We are currently unable to predict the outcome of this matter.

Litigation and regulatory proceedings are protracted and expensive, and the results are difficult to predict. Certain of these matters include claims for substantial or indeterminate amounts of damages and may include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties, fines and sanctions. In the event of compliance issues, sanctions could include civil monetary penalties, corrective action plans, monitoring, contract termination, and/or CMS and/or Medicaid agencies suspending or restricting enrollment with us (as is the case currently with respect to our Sacramento, California center, and our centers in the State of Colorado), which have and could continue to negatively impact our expansion and revenue growth. We are also subject to periodic audits, which have and may continue to increase our regulatory compliance costs and have required and may require further change to our business practices, which could negatively impact our revenue growth. Managing legal proceedings, regulatory inquiries, litigation and audits, even if we achieve favorable outcomes, is costly, time-consuming and diverts management’s attention from our business.

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

In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operates (California, Colorado, New Mexico, Pennsylvania, and Virginia). We continue to fully cooperate with the DOJ and produce the requested information and documentation. We are currently unable to predict the outcome of this investigation.

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

We may not realize expected results from our business strategy.

Part of our business strategy, if and when allowed, is to grow by expanding our network of centers and is significantly dependent on adding center capacity in our existing markets, expanding into new geographies by developing de novo centers, executing on tuck-in acquisitions, recruiting new participants and directly contracting with government payors, such as Medicare and Medicaid. In the future, we expect to seek growth opportunities both organically and through acquisitions, the availability and success of which may be impacted by factors outside of our control. Our ability to grow organically depends upon a number of factors, including the results of ongoing and future audits (including our audits in California, Colorado and New Mexico), investigations and remediation efforts, recruiting new participants, finding suitable geographies that have aging populations and viable rate structures, entering into government payor arrangements in new jurisdictions, ensuring compliance with regulatory and contractual requirements, identifying appropriate centers, purchasing centers or obtaining leases, completing build-outs of new centers within proposed timelines and budgets and hiring members of our IDTs and other employees. We cannot predict the results of ongoing or future investigations or audits, nor can we guarantee that we will be successful in our remediation efforts necessary to enter additional markets. Additionally, if we fail to evaluate and execute new business opportunities properly, we may not achieve anticipated benefits and may incur increased costs.

Our growth strategy involves a number of risks and uncertainties, including that:

●	we are subject to sanctions as a result of deficiencies identified during audits of our PACE centers in Sacramento, California and Colorado and may not be able to successfully implement the corrective action plans (CAPs); as a result, we are currently precluded from growing organically in the states of California and Colorado and from opening de novo centers in the states of California, Kentucky, Indiana and Florida;
●	we may not be able to successfully enter into contracts with government payors and/or other healthcare providers on terms favorable to us or at all. In addition, we compete for government payor relationships with other potential players, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;

●	we may not be able to recruit or retain a sufficient number of new participants to execute our growth strategy, and we may incur substantial costs to recruit new participants and we may be unable to recruit a sufficient number of new participants to offset those costs;

●	we may not be able to hire sufficient numbers of physicians and other clinical staff, particularly on account of heightened demand for healthcare personnel on account of the COVID-19 pandemic;

●	when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate; and

●	we may have difficulty identifying appropriate acquisition targets, be precluded from acquiring targets as a result of the sanctions we face in the states of California and Colorado or due to other legal restrictions (e.g. federal or state antitrust laws), or make investments in acquisitions that we are unable to effectively integrate, involve associated risks or liabilities that we are unable to uncover in advance, or that require greater resources than anticipated.

There can be no assurance that we will be able to successfully capitalize on growth opportunities, which has negatively impacted our business model, revenues, results of operations and financial condition.

Under our PACE contracts, we assume all of the risk that the cost of providing services will exceed our compensation.

Approximately 99.7% and 99.5% of our revenue for the years ended June 30, 2022 and 2021, respectively, was derived from capitation agreements with government payors in which we receive fixed PMPM fees. While there are variations specific to each agreement, we generally contract with government payors to receive a fixed per member per month fee to provide or manage all healthcare services a participant may require while assuming financial responsibility for the totality of our participants’ healthcare expenses. This type of contract is often referred to as an “at-risk” or a “capitation” contract. To the extent that our participants require more care than is anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed the underlying capitation payment received, we will not be able to correspondingly increase our capitated payment and we could suffer losses with respect to such agreements.

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

Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

●	the health status of participants requiring higher levels of care, such as nursing home care or higher incidents of hospitalization;

●higher than expected utilization of new or existing healthcare services;

●more frequent catastrophic medical cases (e.g. transplants);

●	an increase in the cost of healthcare services and supplies, whether as a result of inflation, wage increases, purchases of vaccines and PPE as a result of the COVID-19 pandemic, other health emergencies, such as Monkeypox, or otherwise;

●changes to mandated benefits or other changes in healthcare laws, regulations and practices;

●increased costs attributable to specialist physicians, hospitals and ancillary providers;

●changes in the demographics of our participants and medical trends;

●contractual or claims disputes with providers, hospitals or other service providers;

●the occurrence of catastrophes, health emergencies, including epidemics or pandemics or acts of terrorism; and

●the reduction of government payor payments.

Our revenues and operations are dependent upon a limited number of government payors, particularly Medicare and Medicaid.

Our operations are dependent on a limited number of government payors, particularly Medicare and Medicaid, with whom we directly contract to provide services to participants. We generally manage our contracts on a state-by-state basis, entering into a separate contract in each state. When aggregating the revenue associated with Medicare and Medicaid by state, Colorado, California and Virginia accounted for a total of approximately 83.3% and 82.6% of our capitation revenue for the years ended June 30, 2022 and 2021, respectively. We believe that majority of our revenues will continue to be derived from a limited number of key government payors, which may terminate their contracts with us upon the occurrence of certain events, including as a result of inspections, reviews, audits, requests for information or investigations with adverse findings. The sudden loss of any of our government contracts or the renegotiation of any of such contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with government payors in respect of the services we provide and the terms of our agreements. As the states respond to market dynamics and financial pressures, and as government payors make strategic budgetary decisions in respect of the programs in which they participate, certain government payors may seek to renegotiate or terminate their agreements with us. Any reduction in the budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, or economic downturn, emergency situations such as the COVID-19 pandemic, changes in policy or otherwise, could result in a reduction in our capitated fee payments, changes to the scope of services and possibly loss of contracts and could negatively impact our revenues, business and prospects. See Item 1A. Risk Factors, “Risks Related to Our Business—A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the ongoing effects of COVID-19, could adversely affect our business” and “Risks Related to Our Business—We conduct a significant percentage of our operations in the State of Colorado and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.”

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

We receive a substantial portion of our revenue through the PACE program, which accounted for 99.8% and 99.6% of our revenue for the years ended June 30, 2022 and 2021, respectively. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE funding, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits, services or treatments under programs without adequate funding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The PACE programs and their respective reimbursement rates, payment structures and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the PACE rates at which we are compensated for our services. Budget pressures can lead federal and state governments to reduce or place limits on reimbursement rates and payment structures under PACE. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. Legislation enacted in 2011 requires CMS to sequester or reduce all Medicare payments, including payments to PACE organizations, by 2% per year for a period of years. Subsequent legislation extended these cuts through 2030, but legislation enacted temporarily suspended these cuts in 2020 during the pandemic. On December 10, 2021, the “Protecting

Medicare and American Farmers from Sequester Cuts Act” extended the 2% Medicare sequester moratorium through March 31, 2022, and adjusted the sequester to 1% between April 1, 2022 and June 30, 2022. These cuts were reinstated on July 1, 2022 and will negatively impact our revenue. We cannot predict what other deficit reduction, other payment reduction or budget enforcement initiatives may be proposed by Congress, which could impact our business, including whether Congress will attempt to increase, restructure or suspend sequestration.

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

The claims and encounter records that we submit to government payors impact data that support the RAF scores attributable to participants. These RAF scores determine the payment we are entitled for the provision of medical care to such participants. The data submitted to CMS is based on diagnosis codes and medical charts that our employed, contracted, and noncontracted providers identify, record and prepare. Since CMS has started allowing documentation of conditions identified during qualifying telehealth visits with participants, we have been able to document the health conditions of our participants during telehealth visits as well as we did during in-person visits prior to COVID-19; however, any issues with documenting such conditions could adversely impact Medicare RAF scores and our resulting revenue for future periods. CMS periodically audits PACE organizations’ risk adjustment submissions. The submission of inaccurate, incomplete or erroneous data could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We could be required to refund a portion of the revenue that we received, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments. From time to time, we may experience reconciliation issues as government payors modify or adopt new systems which may be reflected as provision for bad debt in our financial statements.

If CMS seeks repayment from us for payment adjustments as a result of its audits, we could also be subject to liability for penalties for inaccurate or unsupportable RAF scores provided by us or our providers. In addition, we could be liable for penalties to the federal government under the FCA, which may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. In addition, the penalties that can be imposed for each false claim ranges from $12,537 to $25,076 for penalties assessed after May 9, 2022, if the underlying conduct occurred after November 2, 2015. There is a high potential for substantial penalties in connection with any alleged FCA violations.

Elements of the risk adjustment mechanism continue to be challenged, reevaluated, and revised by the U.S. Department of Justice, the OIG, and CMS. For example, CMS has indicated that payment adjustments, such as adjustments made in connection with Risk Adjustment Data Validation (“RADV”) audits, will not be limited to errors identified in the sampled population, but that the error rate identified in the sample may also be extrapolated to all risk adjusted payments made under the PACE contract being audited. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year’s audit would be extrapolated to prior plan years after 2011. The proposed regulations relating to RADV audit and extrapolation methodology have been outstanding since 2018 and if implemented, could allow retroactive recoupments arising from RADV audits. CMS is expected to issue its final rule on the audit and extrapolation methodology by November 1, 2022.

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

Renegotiation, non-renewal or termination of capitation agreements with government payors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Most of our participants are dually-eligible, meaning they are qualified for coverage under both Medicare and Medicaid when enrolled in our PACE program, and nearly all our revenue is derived from government payors. Medicaid is a joint federal and state funded program for healthcare services for low income as well as certain higher-income individuals who qualify for nursing home level of care. Under broad federal criteria, states establish rules for eligibility, services and payment. PACE programs are administered at the state level and are financed by both state and federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This increase, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Due to budget constraints, including those resulting from the COVID-19 pandemic or a potential economic downturn or recession, we may experience negative Medicaid capitated rate payment pressure from certain states where we operate, such as Colorado, where we conduct a significant percentage of our operations.

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

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare, Medicaid, PACE and similar programs, which represent nearly all of the payor sources for our centers. Additionally, we have and may continue to experience an increase in cost of care due to enhanced wage pressures, labor shortages, or other adverse economic conditions which we might not be able to offset and which may have a material effect on our results of operations and financial condition.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the ongoing effects of COVID-19, could adversely affect our business.

We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases, including COVID-19 and its variants and Monkeypox. While the full effects of the COVID-19 pandemic continue to develop, the pandemic dramatically impacted the global health and economic environment, including business slowdowns or shutdowns, labor shortages and supply chain challenges. Additionally, any future pandemic, epidemic or outbreak of an infectious disease may adversely affect our business if one of the geographies we serve is affected by such outbreak, particularly at the onset of any such outbreak before response protocols have been developed. Specifically, if our participants fall ill due to an outbreak, we may experience a high level of unexpected deaths, increased costs, and other effects, including a loss of revenue, negative publicity, litigation and inquiries from government regulators.

Although the COVID-19 pandemic has not materially adversely impacted our revenue or expenses, it may continue to have an adverse effect on market conditions, including the value of our common stock, and impact our workforce, including increased competition for healthcare professionals and wage increases. In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our participants.

Due to the COVID-19 pandemic, our ability to document the health conditions of our participants as completely as in the past may have been impacted. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual participant. Participants with higher RAF scores necessitate larger capitated payments, and those with lower RAF scores necessitate smaller capitated payments. Medicare requires that a participant’s health issues be documented annually regardless of the permanence of the underlying causes. Any issues with documenting such conditions during the COVID-19 pandemic could have adversely impacted our ability to accurately record Medicare RAF scores and may result in adjustments to revenues. See Item 1A.Risk Factors “—Risks Related to Our Business—Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could cause us to overstate or understate our revenue and subject us to repayment obligations or penalties.”

The COVID-19 pandemic has and continues to exacerbate difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that requires training. The reduction in healthcare personnel, and specifically, trained personnel, has impacted and may continue to impact our ability to adhere to the complex government laws and regulations that apply to our business. PACE regulators require that new participants be assessed within a period of 30 days from enrollment to our programs and for us to provide them a personalized care plan. In the third quarter of 2021, we became aware that certain of our centers had failed to timely complete a portion of these participant assessments and care plans. We have implemented improvement plans and continue to work diligently and monitor our progress in remediating this issue. Failure to conduct assessments or produce care plans within the required period of time may further subject us to suspension of new enrollment or restrict enrollment at the affected centers and other centers in the affected state. These or future violations of these requirements or other government laws or regulations could result in significant consequences that may have a material adverse effect on our business, results of operations, financial condition and cash flows.

On March 27, 2020, the CARES Act was signed into law and provided for $100.0 billion in funding for healthcare providers. Pursuant to the CARES Act, the state of Pennsylvania granted our Pennsylvania centers $1.0 million of funding. As a result of receiving this funding, we may be subject to audits and oversight by the federal government and Pennsylvania regulators, and there is no guarantee that the funds we received could not be subject to recoupment. We are not required to repay these funds, provided that we attest to and comply with certain terms and conditions, including not using funds received to reimburse expenses or losses that other sources are obligated to reimburse, as well as certain audit and reporting requirements.

We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our future success depends largely upon the services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, and general and administrative functions. Since we became a public company, there have been changes in our executive management team resulting from the hiring or departure of executives, including the appointment of Patrick Blair to the position of President and Chief Executive Officer effective January 1, 2022. Even though Mr. Blair has had a long and successful career in healthcare, joining the Company from BAYADA Home Health Care, where he was the Group President responsible for overall quality and financial performance of the Home Health, Hospice and Personal Care businesses, changes to our business strategy resulting from this transition could have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business.

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

If certain of our suppliers do not meet our needs, if the price increases on supplies is sustained as a result of inflation, if we are not reimbursed or adequately reimbursed for medical products we purchase or if we are unable to effectively access new technology or medical products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have significant suppliers that may be the sole or primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including sustained price increases as a result of inflation, a product recall, product shortage or dispute, and we are not able to find adequate alternative sources, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in the availability of superior products. If we are not able to access superior products or new medical products, including biopharmaceuticals or medical devices, on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, including PPE, we could face attrition with respect to our participants or health care providers and other personnel and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We began operating as a for-profit company in 2016 and have limited operating history as a for-profit company. Accordingly, our historical and recent financial and business results may not be representative of what they may be in the future.

We were originally formed in 2007 as a not-for-profit company and converted to a for-profit company in 2016. Due to our relatively limited operating history as a for-profit company, our historical and recent financial and business results may not be representative of what they may be in the future. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new companies in rapidly changing and highly regulated industries, such as determining appropriate investments for our limited resources, competition from other providers, acquiring and retaining participants, hiring, integrating, training and retaining skilled personnel, unforeseen expenses and challenges in forecasting accuracy. Although we have expanded our footprint outside of Colorado into other geographies, we cannot provide assurance that we will be able to expand into new geographies or that any new centers we open or acquire, or new geographies we enter will be successful. If we are unable to increase participant enrollment, manage our external provider costs or expand into new geographies, our revenue and our ability to sustain profitability could be impaired. If we make acquisitions to expand our footprint, we may experience operational difficulties or challenges with integrating and realizing the benefits of such acquisitions and we may need to expend resources to ensure such centers are operating in compliance with regulatory and contractual requirements, as well as any corrective action plans. Additional risks include, but are not limited to, our ability to effectively manage growth, process, store, protect and use personal data in compliance with governmental regulations and contractual obligations and manage our obligations as a provider of healthcare services under Medicare, Medicaid and PACE. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating a for-profit business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our reputation and business could suffer materially.

We expect to continue to increase our headcount and to hire or contract with more physicians, nurses and other specialized medical personnel in the future as we grow our business and open or acquire new centers. We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, if we are not successful in retaining our existing employees, or if we are unable to provide the care and services that our participants require in compliance with regulatory requirements, our business may be adversely affected.

If we are unable to attract new participants, our revenue growth will be adversely affected.

To increase our revenue, our business strategy is to expand the number of centers and participants in our network. In order to support such growth, we must continue to recruit and retain a sufficient number of new participants. Our ability to do so depends in large part on the states of California and Colorado lifting current enrollment sanctions and the success of our sales and marketing efforts, which are subject to various federal and state laws and regulations that impact marketing. As a result of the sanctions and deficiencies identified during the audits of our centers, our reputation has been harmed which has impacted and could in the future continue to impact our ability to attract new participants. Additionally, as part of our remediation efforts, we have hired additional staff which has increased our PMPM expenses and, as a result, has negatively impacted our profit margin. If we are unable to convince the frail, dual-eligible senior population of the benefits of the InnovAge Platform or if potential or existing participants prefer the healthcare provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to attract new participants, if permitted. Participant enrollment for PACE is ongoing each month and requires states to verify eligibility, a process which can result in delays in enrollment. Our inability to identify and recruit new eligible participants and retain existing participants has and could continue to harm our ability to execute our growth strategy and has and may continue to have a material adverse effect on our business operations and financial position.

We conduct a significant percentage of our operations in the State of Colorado and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.

For the fiscal year ended June 30, 2022, 25.8% of our total revenues were derived from contracts with government agencies in the State of Colorado. Accordingly, any reduction in Colorado’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, emergency situations such as the COVID-19 pandemic, changes in policy or otherwise, could result in a reduction in our capitated fee payments and possibly the loss of contracts. In fiscal year 2021, we experienced a low single digit rate decrease as a result of COVID-19 related budget pressure borne by the State of Colorado. In June 2022, we completed negotiations relating to the capitated fee rates with government payors in the State of Colorado, which resulted in a mid-single digit rate increase applicable for the fiscal year ended June 30, 2022. See Item 1A. Risk Factors, “Risks Related to Our Business—Our business strategy may not realize expected results.”

If we fail to manage our operations effectively, we may be unable to execute our business plan, maintain effective levels of service and participant satisfaction or adequately address competitive challenges.

We have experienced, and may continue to experience, and organizational change and growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, we completed our conversion from a not-for-profit to a for-profit organization in 2016 and completed our IPO in 2021. Additionally, our organizational structure continues to become more complex as we expand our operational, financial and management controls, as well as our reporting systems and procedures as a public company. We may require significant capital expenditures and the allocation of valuable management resources to grow and evolve our operational and financial operations and grow. We must effectively increase our headcount, ensure our personnel have the necessary licenses and competencies and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and efficient manner. If we fail to effectively manage our potential growth and change or fail to ensure that the level of care and services provided by our employees complies with regulatory and contractual requirements, and levels of patient service and satisfaction, our brand and reputation, could suffer, adversely affecting our ability to attract and retain participants and employees and lead to the need for corrective actions. Results of audits conducted by CMS and other regulators resulted in suspensions of new enrollments in the states of California and Colorado due to deficiencies detected in the audits related to participant care. See Item 1A. Risk Factors “Risks Related to Our Business—We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits require corrective actions and have resulted in adverse findings that have negatively affected and may continue to affect our business, including our results of operations, liquidity, financial condition and reputation” for more information.

The healthcare industry is highly competitive and, if we are not able to compete effectively, our business could be harmed.

We compete directly with national, regional and local providers of healthcare for participants and clinical providers. We also compete directly with payors and other alternate managed care programs for participants. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Given the regulatory environment, there may be high barriers to entry for PACE providers; however, since there are relatively modest capital expenditures required for providing healthcare services, there are less substantial financial barriers to entry in the healthcare industry generally. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of payors who run competitive programs in the local market, our local reputation for quality participant care, the commitment and expertise of our medical staff or contracted health care providers, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location and condition of our centers. If we are unable to attract participants to our centers our revenue and profitability will be adversely affected. Some of our competitors may have greater brand recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Further, our current or potential competitors may be acquired by third parties with greater available resources. Competing providers may also offer different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current participants, potential participants and referral sources. Furthermore, while we budget for routine capital expenditures at our centers to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our contracts with government payors are not exclusive for PACE programs in California, and competitors in California could seek to establish contracts with the state Medicaid agency and CMS to serve PACE eligible participants in our service areas. For example, the service area for our Sacramento, California center, opened July 1, 2020, overlaps with an existing PACE program in the region. Additionally, once restrictions on our ability to enroll participants as a result of the audits of our centers in Sacramento, California and Colorado and on our ability to open de novo centers as a result of actions taken by other states or us, are lifted or resolved, as we expand into new geographies, we may encounter competitors with stronger local community relationships or brand recognition, which could give those competitors an advantage in attracting new participants. Individual physicians, physician groups and companies in other healthcare industry segments, some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.

Our presence is currently limited to Colorado, California, New Mexico, Pennsylvania and Virginia, and we may not be able to successfully establish a presence in new geographic markets.

We currently operate in Colorado, California, New Mexico, Pennsylvania and Virginia. As described in Item 1A. Risk Factors, “ Risks Related to Our Business—We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits require corrective actions and have resulted in adverse findings that have negatively affected and may continue to affect our business, including our results of operations, liquidity, financial condition and reputation,” as we continue to resolve current audits by CMS and other regulatory authorities, our ability to open de novo centers in current or new markets is uncertain and may be delayed. While we continue to provide services in our current centers, there can be no assurance when or if we will expand our operations into new geographic markets. For the year ended June 30, 2022, approximately half of our revenue was driven by our businesses in Colorado. As a result, our exposure to many of the risks described in these risk factors are not mitigated by a diversification of geographic focus. To continue to expand our operations to other regions of the United States, we will have to devote resources to identifying and exploring such perceived opportunities. Thereafter, we will have to, among other things, recruit and retain qualified personnel, develop new centers and establish new relationships or contracts with physicians and other healthcare and services providers. In addition, we will be required to comply with laws and regulations of states that may differ from the ones in which we currently operate, and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to expand our operations in any new geographic markets.

Competition for physicians and other clinical personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.

Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other centers, in attracting physicians, nurses and medical staff to support our centers, and recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our centers. In some markets, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing all healthcare providers, which situation was further exacerbated by the COVID-19 pandemic. This shortage has required us to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the years ended June 30, 2022 and 2021, our total center-level employee costs represented 18.5% and 17.7%, respectively, of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate. A sustained labor shortage, caused by the COVID-19 pandemic or as a result of general macroeconomic conditions, could have a material adverse effect on our business, prospects and conditions.

Our labor costs have increased due to higher wage rates associated with the increased competitive labor market. Because the vast majority of our revenue consists of prospective monthly capitated, or fixed, payments per participant, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Any union activity at our centers that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures to allow for faster elections and absentee ballots could increase the likelihood of employee unionization attempts. Although none of our employees are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain or contract with qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We use third-party service providers for important aspects of the Processing of employee and participant PHI/PII and other confidential and sensitive data and information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI/PII and other sensitive data and information that we and our service providers Process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We have implemented certain administrative, physical and technological safeguards to address these risks; however, such policies and procedures may not address certain HIPAA requirements or address situations that could lead to increased privacy or security risks, and agreements with contractors and other third-party service providers who handle this PHI/PII and other sensitive data and information for us. However, some PACE organizations that we have acquired in the past or may acquire in the future may not have implemented such agreements with their third-party service providers, which may expose us to legal claims or proceedings, liability, and penalties. We may be required to expend significant capital and other resources to protect against security breaches, to safeguard the privacy, security, and confidentiality of PHI/PII and other sensitive data and information, to investigate, contain, remediate, and mitigate actual or potential security breaches, and/or to report security breaches to participants, employees, regulators, media, credit bureaus, and other third parties in accordance with applicable law and to offer complimentary credit monitoring, identity theft protection, and similar services to participants and/or employees where required by law or otherwise appropriate. Cyber-attacks are becoming more sophisticated, and frequent, and we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures against them or to prevent future attacks. The remote work environment as a result of COVID-19 has increased these risks. We exercise limited control over our third-party service providers and, in the case of some third-party service providers, may not have evaluated the adequacy of their security measures, which increases our vulnerability to problems with services they provide.

A security breach, security incident, or privacy violation that leads to unauthorized use, disclosure, access, acquisition, loss or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, participant or employee information, including PHI/PII that we or our third-party service providers Process, could harm our reputation and business, compel us to comply with breach notification laws, cause us to incur significant costs for investigation, containment, remediation, mitigation, fines, penalties, settlements, notification to individuals, regulators, media, credit bureaus, and other third parties, complimentary credit monitoring, identity theft protection, training and similar services to participants and/or employees where required by law or otherwise appropriate, for measures intended to repair or replace systems or technology and to prevent future occurrences. We may also be subject to potential increases in insurance premiums, resulting in increased costs or loss of revenue.

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

Due to uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. It is possible that our estimates of this type of claim may be excessive or inadequate in the future and we may be obligated to repay certain amounts to CMS. In such event, our results of operations could be adversely impacted. Further, the inability to estimate these claims accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results of operations.

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

If we continue to expand, we may have leases with different start dates, and it is likely that some number of our leases will expire each year. Our lease agreements often provide for renewal or extension options. There can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. In addition, if we are unable to renew or extend any of our leases, we may lose the center subject to that lease agreement. If we are not able to renew or extend our leases at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.

Leasing centers pursuant to binding lease agreements may limit our ability to exit markets. For instance, if one center under a lease has a delayed opening or becomes unprofitable, we have been and may be required to continue making payments under such lease agreement or continue operating such center. We could incur special charges relating to the closing operations of such facility, including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial condition or results of operations.

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

We believe that our people are our best product. This culture is vital to our success, and if we are not successful in attracting, hiring, and retaining purpose-driven talent to deliver quality participant care, our business may be harmed.

We believe that people are our product and that it is the most important element in what we do—this extends from our staff to our participants. Our culture has been and will continue to be a critical contributor to our success as a PACE provider. Subject to labor market constraints, we expect to continue to hire additional personnel to deliver on the mission at InnovAge. If we do not continue to develop and evolve our corporate culture or maintain and preserve our core values as we grow, we may be unable to foster the collaborative environment that underpins the integrated care delivery model, which could harm our business.

Our centers have been and may be negatively impacted by public health emergencies, such as the COVID-19 pandemic, weather and other factors beyond our control.

Our results of operations have been and may in the future be negatively impacted by adverse conditions affecting our centers, including severe weather events such as tornadoes, hurricanes and widespread winter storms, earthquakes, public health concerns such as contagious disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, violence or threats of violence or other factors beyond our control that cause disruption in provision of participant services, displacement of our participants, employees and care teams, or force certain of our centers to close temporarily. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In certain geographic areas, we have a large concentration of centers that may be simultaneously affected by pandemics, such as the COVID-19 pandemic, adverse weather conditions or other events. Our future operating results may be adversely affected by these and other factors that disrupt the operation of our centers.

Risks Related to Regulation

Allegations of failure and failure to adhere to all of the complex government laws and regulations that apply to our business have had and could in the future have material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.

Our operations are subject to extensive federal, state and local government laws and regulations, such as:

●Medicare, Medicaid, and PACE statutes and regulations;

●	federal and state anti-kickback laws, which prohibit, among other things, the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback or remuneration, whether in cash or in kind, for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid, or by any payor;

●	the federal civil false claims laws, including the FCA and associated regulations, which impose civil penalties through governmental, whistleblower or qui tam actions, on individuals or entities for, among other things, knowingly submitting false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a claim paid. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties ranging from $12,537 to $25,076 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

●	the federal false claims laws, which impose criminal penalties on individuals who make or present a false, fictitious, or fraudulent claim to the government that the individual knew was false, fictitious, or fraudulent, and was made with the specific intent to violate the law or with a consciousness of wrongdoing;

●	state false claims laws, which generally follow the FCA and apply to claims submitted to state healthcare programs, and state health insurance fraud laws that impose penalties for the submission of false or fraudulent claims by providers to commercial insurers or other payors of healthcare services;

●	the federal Civil Monetary Penalties Statute and associated regulations, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know such remuneration is likely to influence the beneficiary’s selection of a particular provider or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies, and which authorize assessments and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs;

●	the federal health care fraud statute and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	federal and state laws regarding the collection, use disclosure and, protection of personal identifiable information or PII and protected health information or PHI (e.g., HIPAA, CCPA) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials, and many other applicable state and federal laws and requirements;

●	state and federal statutes and regulations that govern workplace health and safety;

●	federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide services to patients or to enroll and participate in the Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur;

●	federal and state scope of practice and other laws pertaining to the provision of services by qualified health care providers;

●	federal or state consumer protection laws that regulate various trade practices (e.g. consumer communications or consumer-facing activities); and

●	federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, including physician supervision of those services.

In addition to the above, PACE contracts also impose complex and extensive requirements upon our operations.

Federal and state manuals, policies, and other guidance may also affect our operations.

The various laws, regulations and agency guidance that apply or relate to our operations are often subject to varying interpretations, and additional laws and regulations potentially affecting healthcare organizations continue to be promulgated and issued. A violation or departure from any of the legal requirements applicable to our business may result in, among other things, government audits, decreased payment rates, significant fines and penalties, the potential loss of licensure or certification, recoupment efforts or retractions of reimbursement previously paid, voluntary repayments, exclusion from governmental healthcare programs, written warnings, corrective action plans, monitoring, reputational harm, suspension of new enrollment or the restriction of current enrollment, the withholding of payments under the PACE program agreement, and termination of the PACE program agreement. These legal requirements may be civil or administrative in nature. We are subject to federal and state regulations that require PACE organizations to maintain fiscally sound operations, as defined by CMS and applicable state agencies. We submit regular financial reports to governmental authorities and are subject to routine financial reviews and audits by both CMS and state agencies. For example, federal and state governments evaluate our assets and liabilities, cash flows, and net operating surpluses against specific regulatory requirements. From time to time, federal and state authorities may identify aspects of the finances of our PACE organizations that do not comply with federal or state requirements and may require us to submit clarifications and/or take action to adjust the capitalization or other financial status of such entities.

We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians, providers, and other third parties to comply with state and federal anti-kickback laws and other applicable healthcare laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations, and any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. We may face penalties, including penalties under the FCA, if we fail to report and return government overpayments within 60 days of when the overpayment is identified and quantified. See Item 1A. Risk Factors, “Risks Related to Our Business—We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.” Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by Anti-Kickback Statute violations subject to liability under the FCA, including qui tam or whistleblower suits. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.

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

If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

●	suspension, termination or exclusion of our participation in government payment programs;

●	refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

●	loss of our licenses required to operate healthcare centers, complete certain limited lab testing or administer prescription drugs in the states in which we operate;

●	criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the Anti-Kickback Statute, Civil Monetary Penalties Statute and FCA, or other failures to meet regulatory requirements;

●	enforcement actions by governmental agencies or state attorneys general and/or state law claims for monetary damages by patients or employees who believe their PHI/PII has been impermissibly used or disclosed or not properly safeguarded, or their rights with respect to PHI/PII have been protected, in violation of federal or state health privacy laws, including, for example and without limitation, HIPAA, CCPA, and the Privacy Act of 1974;

●	mandated changes to our practices or procedures that significantly increase operating expenses;

●	imposition of and compliance with corporate integrity agreements, monitoring agreements or corrective action plans that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;

●	termination of various relationships and/or contracts related to our business, including joint venture arrangements, real estate leases and consulting agreements; and

●	harm to our reputation, which could negatively impact our business relationships, affect our ability to attract and retain participants and healthcare professionals, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We are, from time to time, and may in the future be, a party to various lawsuits, demands, claims, governmental investigations, and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters. Responding to subpoenas, requests for information, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of such matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on our business. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government. The results of such lawsuits cannot be predicted. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations, and because qui tam suits are filed under seal, we could be subject to suits of which we are not aware or have been ordered by the presiding court not to discuss or disclose.

We, our healthcare professionals and the centers in which we operate, are subject to various federal, state and local licensing, certification and other laws and regulations, relating to, among other things, the quality of medical care, equipment, privacy of health information, physician relationships, telehealth, personnel and operating policies and procedures. Failure to comply with these licensing and certification laws, regulations and standards could result in cessation of our services, prior payments by government payors being subject to recoupment, corrective action plans, the suspension of participant enrollment or requirements to make significant changes to our operations and can give rise to civil or, in extreme cases, criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we endeavor to comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. Any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation.

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

Some of the states in which we currently operate have laws that prohibit business entities, such as us, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities generally referred to as the “corporate practice of medicine”). In some states, these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. For example, in Pennsylvania, the statutes that pertain to the employment of health care practitioners by health care centers do not explicitly include a PACE organization in the list of health care centers by which a health care practitioner may be employed. Other states in which we may operate in the future may also generally prohibit the corporate practice of medicine. While we endeavor to comply with state corporate practice of medicine laws and regulations as we interpret them, the laws and regulations in these areas are complex, changing, and often subject to varying interpretations. The interpretation and enforcement of these laws vary significantly from state to state.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, disclosure, destruction, retention, privacy, confidentiality, security, availability, integrity and other Processing of PHI/PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service for or on behalf of a covered entity involving the use or disclosure of protected health information.

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

HIPAA imposes mandatory penalties for certain violations. Under a notice of enforcement discretion issued by HHS in 2019, penalties for violations of HIPAA and its implementing regulations start at $100 (not adjusted for inflation) per violation and are not to exceed approximately $63,000 (not adjusted for inflation) per violation, subject to a cap of approximately $1.9 million (not adjusted for inflation) for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of individually identifiable information. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the CCPA provides certain exceptions for PHI, but is still applicable to certain PII we Process in the ordinary course of our business. The effects of the CCPA are wide-ranging and afford consumers certain rights with respect to PII, including a private right of action for data breaches involving certain personal information of California residents. The California voters also passed, on November 3, 2020, the California Privacy Rights Act, or CPRA, which will come into effect on January 1, 2023, and will expand the rights of consumers under the CCPA and create a new enforcement agency. As new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to implement required changes in a timely manner could subject us to liability for non-compliance. Consumers may also be afforded a private right of action for certain violations of privacy laws. Other states, including Colorado and Virginia, have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of this state legislation on our business as additional information and guidance becomes available. Efforts at the federal level to enact similar laws have been ongoing. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to Process data and may expose us to additional expense, adverse publicity and liability. While we believe we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations, and we have implemented measures to require our third-party service providers to maintain reasonable data privacy and security measures, we cannot guarantee that these efforts will be adequate, and we may be subject to cybersecurity, ransomware or other security incidents. Further, it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of our third-party service providers. If we or these third parties are found to have violated such laws, rules or regulations, it could result in regulatory investigations, litigation awards or settlements, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We also publish statements to our participants that describe how we handle and protect PHI. If federal or state regulatory authorities, such as the FTC, or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. The FTC sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions. Any of the foregoing consequences could seriously harm our business and our financial results.

Risks Related to Our Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

As of June 30, 2022, we had total outstanding debt of (i) $71.2 million principal amount under the Term Loan Facility (as defined in Note 8, “Long-term Debt” to the consolidated financial statements), and (ii) $2.4 million principal amount under the convertible term loan. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service, impairing our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, or on terms satisfactory to us or at all.

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

The terms of the 2021 Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The 2021 Credit Agreement (as defined in Note 8, “Long-term Debt” to the consolidated financial statements) contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

●incur additional indebtedness or other contingent obligations;

●create liens;

●make investments, acquisitions, loans, guarantees and advances;

●consolidate, merge, liquidate or dissolve;

●sell, transfer, lease or otherwise dispose of our assets;

●pay dividends on our equity interests or make other payments in respect of capital stock; and

●materially alter the business we conduct.

The restrictive covenants in the 2021 Credit Agreement require us to satisfy certain financial condition tests. Our ability to satisfy those tests can be affected by events beyond our control.

A breach of the covenants or restrictions under the 2021 Credit Agreement could result in an event of default under such document. Such a default may allow the creditors to accelerate the related debt and terminate all commitments to extend credit thereunder and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our operational flexibility and our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. In addition, the covenants in our 2021 Credit Agreement may limit our ability to obtain additional debt, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

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

Our Principal Shareholders own approximately 86% of our common stock, which means that, based on their combined percentage voting power held, the Principal Shareholders together control the vote of all matters submitted to a vote of our shareholders, which enables them to control the election of the members of the Board and all other corporate decisions. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Principal Shareholders may not always coincide with our interests or the interests of our other shareholders. Even when the Principal Shareholders cease to own shares of our stock representing a majority of the total voting power, for so long as the Principal Shareholders continue to own a significant percentage of our stock, the Principal Shareholders will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Principal Shareholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Shareholders continue to own a significant percentage of our stock, the Principal Shareholders will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock. In addition, this concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

In addition, we are party to a Director Nomination Agreement (defined herein) with the Principal Shareholders that provides the Principal Shareholders the right to designate: (i) all of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own at least 40% of the Original Amount (as defined therein); (ii) 40% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 40% but at least 30% of the Original Amount; (iii) 30% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 30% but at least 20% of the Original Amount; (iv) 20% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 20% but at least 10% of the Original Amount; and (v) one of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own at least 5% of the Original Amount. If TCO Group Holdings, L.P., the investment vehicle through which the Principal Shareholders hold their investment is dissolved, then each of the Principal Shareholders will be permitted to nominate (i) up to three directors so long as it owns at least 25% of the Original Amount, (ii) up to two directors so long as it owns at least 15% of the Original Amount and (iii) one director so long as it owns at least 5% of the Original Amount. The Principal Shareholders may also assign such right to their affiliates. The Director Nomination Agreement also provides for certain consent rights for each of the Principal Shareholders so long as such shareholder owns at least 5% of the Original Amount, including for any increase to the size of our Board. Additionally, the Director Nomination Agreement prohibits us from increasing or decreasing the size of our Board without the prior written consent of the Principal Shareholders for so long as either of our Principal Shareholders holds at least 5% of the total outstanding voting power.

The Principal Shareholders and their affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Principal Shareholders and their affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that neither the Principal Shareholders, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both her or his director and officer capacities) or its affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Principal Shareholders also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Principal Shareholders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, we qualify for, and intend to continue relying on, exemptions from certain corporate governance requirements. Therefore, you do not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

The Principal Shareholders control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Global Select Market (“Nasdaq”). Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We currently utilize and intend to continue utilizing these exemptions as long as they are available to us. As a result of these exemptions, we do not have a majority of independent directors on our Board, our Compensation, Nominating and Governance Committee does not consist entirely of independent directors and our Compensation, Nominating and Governance Committee may not be subject to annual performance evaluations. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We qualify as an “emerging growth company” and a “smaller reporting company” and we have elected to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and a “smaller reporting company” as defined by the Exchange Act. For as long as we continue to qualify as an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and (iv) an extended transition period to comply with new or revised accounting standards applicable to public companies. Additionally, as long as we qualify as a smaller reporting company, we are required to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K.

We could be an emerging growth company for up to five years after the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which first occurred in March 2021. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. Additionally, even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of December 31 in any given year, which would allow us to continue taking advantage of these exemptions.

Our proxy statement for fiscal year 2023 will include reduced disclosure regarding executive compensation. In addition, we have chosen to take advantage of the extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we no longer qualify as an “emerging growth company” or a “smaller reporting company.”

As a new public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming and costly and increase demand on our systems and resources, particularly after we no longer qualify as an “emerging growth company” or “smaller reporting company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to continue establishing the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We invest in resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

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

As a public company, we are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting in our annual reports. This assessment includes disclosure of any material weaknesses identified by management in our internal controls over financial reporting. We are also required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with these requirements, we have and may further need to undertake various costly and time-consuming actions, such as implementing new controls and procedures and hiring additional accounting or internal audit staff. The process of designing and implementing internal controls over financial reporting required to comply with this requirement is time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal controls over financial reporting, our management will be unable to assert that our internal controls over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Even if our management concludes that our internal controls over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. However, our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we no longer qualify as an “emerging growth company,” as defined in the JOBS Act or a “smaller reporting company” as defined by the Exchange Act. Accordingly, you will not be able to depend on any attestation concerning our internal controls over financial reporting from our independent registered public accountants for the foreseeable future.

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

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-

Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

Our executive management team does not have extensive experience managing a public company.

Our executive management team does not have extensive experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

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

In addition to the Principal Shareholders’ beneficial ownership of a combined 86% of our common stock, our Director Nomination Agreement, certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board or the Principal Shareholders, even if doing so might be beneficial to our shareholders. Among other things, these provisions:

●	allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;

●	provide for a classified board of directors with staggered three-year terms;

●	prohibit shareholder action by written consent from and after the date on which the Principal Shareholders beneficially own, in the aggregate, less than 35% of our common stock then outstanding;

●	provide that, from and after the date on which the Principal Shareholders beneficially own less than 50% of our common stock then outstanding, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2∕3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and

●	establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings, provided, however, that at any time when a Principal Shareholder beneficially owns at least 5% of our common stock then outstanding, such advance notice procedure will not apply to such Principal Shareholder.

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

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of fiduciary duty owed by, or other wrongdoing by, any our directors, officers, employees or agents to us or our stockholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against the us or any of our directors or officers or other employees arising pursuant to any provision of the DGCL or our certificate of incorporation or our Bylaws (as either may be amended, restated, modified, supplemented or waived from time to time), (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws, (v) any action asserting a claim against us or any of our directors or officers or other employees governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our shareholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and Board.

Our operating results and stock price are volatile.

The price of our common stock has significantly fluctuated since our IPO and our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

●developments and results of current audits, sanctions, investigations and litigation;
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

●regulatory or political developments;

●litigation and governmental investigations;

●changing economic conditions;

●investors’ perception of us and our prospects;

●	events beyond our control such as inflationary pressures, increased interest rates, weather, public health events, such as the COVID-19 pandemic and Monkeypox, and war, including uncertainties surrounding the Russia and Ukraine conflict; and

●any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. Such a lawsuit was filed against the Company on October 14, 2021 and amended on June 21, 2022. The outcome of this lawsuit is unknown. This and future lawsuits brought against us could incur substantial costs defending the lawsuit. Such lawsuits also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2022, we had 135,532,811 outstanding shares of common stock.  All of the shares of common stock sold in our IPO are available for sale in the public market.  In addition, we have registered shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to vesting, and Rule 144 under the Securities Act. The market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Additionally, we are party to a registration rights agreement with TCO Group Holdings, L.P., the investment vehicle through which the Principal Shareholders hold their investment, which requires us to effect the registration of the Principal Shareholders’ shares in certain circumstances. The Principal Shareholders are also entitled to participate in certain of our registered offerings, subject to the restrictions in the registration rights agreement. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading.

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

The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, analysts have in the past downgraded, and may in the future downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

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

In addition, factors such as failing to meet the expectations of or provide quality medical care for our participants, adverse cyber or data security events, adverse publicity or litigation involving or surrounding us, one of our centers or our management, such as news articles and market rumors with respect to our ongoing audits, litigation and other processes described above, have and may in the future diminish our reputation or that of our management and harmed our brand, making it substantially more difficult for us to attract new participants. Similarly, because our existing participants and their families often act as references for us with prospective new participants, any existing participant or family member of a participant that questions the quality of our care could impair our ability to secure additional new participants. In addition, negative publicity resulting from any adverse government payor audit could further injure our brand and reputation. If we do not successfully enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with participants, which would harm our business, results of operations and financial condition.

We have and expect to continue experiencing increased expenditures in the future.

We have and expect to continue making significant investments in growing our business and increasing our participant base, expanding our operations, hiring additional employees and operating as a public company. As a result of these increased expenditures, we may not succeed in increasing our revenue sufficiently to maintain our current profit margins. To date, we have financed our operations principally from the sale of our equity, revenue from our participant services and the incurrence of indebtedness. We may not continue to generate positive cash flow from operations, access sufficient capital or sustain our current levels of profitability in any given period, and our limited operating history as a for-profit company may make it difficult for you to rely on our historical results as indicative of future performance.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing and highly regulated industries, including increasing expenses as we continue to grow our business. Our operating expenses have and we expect them to continue to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to provide services to an increasing number of participants. In addition to the expected costs to grow our business, we also are incurring and expect to incur additional legal, accounting and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, our profitability could decline in future periods. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Accordingly, we may not be able to maintain our current levels of profitability, and we may incur losses in the future, which could negatively impact the value of our common stock.

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

We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, during February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842). The updated standard requires the recognition of a liability for lease obligations and a corresponding right-of-use asset on the balance sheet, and disclosures of certain information regarding leasing arrangements. In June 2020, FASB issued ASU 2020-05, Revenue from contracts with customers (Topic 606) and leases (Topic 842)-Effective dates for certain entities, which deferred the new lease standard effective date for the Company to December 15, 2022, with early adoption permitted. The Company will adopt this ASU in the fiscal year beginning July 1, 2022 and has not yet determined the effect of the standard on its ongoing financial reporting.

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

Negative publicity regarding the managed healthcare industry generally, or the PACE program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:

●	requiring us to change our integrated healthcare services model;

●	increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs of providing services;

●	adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions or guidelines regarding the manner in which plans and providers market to PACE enrollees; or

●	adversely affecting our ability to attract and retain participants.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

As of June 30, 2022, we operated an aggregate of 18 centers, of which 10 were owned and eight were leased, representing approximately 410,000 and 160,000 gross square feet, respectively. Our centers are located in 11 markets and five states.

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

Our leases typically have terms of nine years, and generally provide for renewal or extension options for an average total potential term of approximately 25 years. Our lease obligations often include annual fixed rent escalators ranging between 2.0% and 3.0%. Generally, our leases are “modified gross” leases, which require us to pay the cost of insurance, taxes, maintenance and utilities, but not for costs related to the structure of the building. We generally cannot cancel these leases at our option.

We believe that our facilities and centers are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business.

In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requests information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. The Company continues to fully cooperate with the Attorney General and produce the requested information and documentation. We are currently unable to predict the outcome of this investigation.

On October 14, 2021, and subsequently amended on June 21, 2022, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and directors, Apax Partners, L.P., Welsh, Carson, Anderson & Stowe, and the underwriters in the Company’s IPO, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and subsequent earnings calls and public filings, and seeking compensatory damages, among other things. We are currently unable to predict the outcome of this matter.

In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter.  The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operates (California, Colorado, New Mexico, Pennsylvania, and Virginia).  The Company continues to fully cooperate with the DOJ and produce the requested information and documentation.  We are currently unable to predict the outcome of this investigation.

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

Because the results of legal proceedings and claims are inherently unpredictable and uncertain, we are currently unable to predict whether the legal proceedings we are involved in will, either individually or in the aggregate, have a material adverse effect on our business, financial condition, or cash flows. The outcomes of legal proceedings and claims could be material to the Company’s operating results for any particular period, depending in part, upon the operating results of such period. Regardless of the outcome, litigation has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

Refer to Note 10 “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report for more information.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Securities Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “INNV.”

Holders of Record

As of September 12, 2022, there were approximately eight stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by economic banks, brokers and other financial institutions. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended June 30, 2022, except as previously reported.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On March 8, 2021, we completed the initial public offering (“IPO”) and issued and sold 18,995,901 shares of our common stock, including the partial exercise of the underwriters’ option to purchase additional shares, at a price to the public of $21.00 per share for net proceeds of approximately $373.6 million. As of June 30, 2022, we had used all of the net proceeds from our IPO. There was no material change in the expected use of such proceeds from that described in the final prospectus, dated March 3, 2021, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1 (File No. 333-252853) (“Registration Statement”), as amended.

Item 6.  [Reserved]

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

Overview

General

InnovAge Holding Corp. (“InnovAge”), formerly TCO Group Holdings, Inc., became a public company in March 2021. The Company serves approximately 6,650 PACE participants, making it the largest PACE provider in the U.S. based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

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

We are the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, dual-eligible seniors. Our programs are designed to directly address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. Our participant-centered care delivery approach is designed to improve the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Our participant-centered approach is led by our Interdisciplinary Care Teams (“IDTs”), who design, manage and coordinate each participant’s personalized care plan. We directly manage and are responsible for all healthcare needs and associated costs for our participants, including housing costs, where applicable. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (i) the shift toward value-based care, in which coordinated, outcomes-driven, quality care is delivered while reducing unnecessary spend, (ii) eliminating excessive administrative costs by contracting directly with the government, (iii) focusing on the participant experience and (iv) addressing social determinants of health.

Impact of COVID-19 and Macroeconomic Conditions

The COVID-19 pandemic altered the behavior of businesses and people, the effects of which continue on federal, state and local economies.

Expenses. The virus has and continues to disproportionately impact older adults, especially those with chronic illnesses, which describes our participants. The United States continues to experience supply chain issues with respect to personal protective equipment (“PPE”) and other medical supplies used to prevent transmission of COVID-19. During the years ended June 30, 2022 and 2021, we acquired significantly greater quantities of medical supplies at significantly higher prices than pre-pandemic rates to ensure the safety of our employees and our participants. These costs did not have a material effect on our business or expenses.

Labor market. The COVID-19 pandemic has and continues to exacerbate difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that requires training. The labor shortage has also contributed to the increased wage pressure to retain and attract such healthcare professionals. The combination of increased wage pressure and labor shortage amongst healthcare personnel, and specifically, trained personnel, has impacted and may continue to impact our expenses and ability to adhere to the complex government laws and regulations that apply to our business.

Additionally, geopolitical events have contributed to adverse macroeconomic conditions, including but not limited to inflation, new or increased tariffs, changes to fiscal monetary policy, higher interest rates, potential global security issues and market volatility. None of these factors has had a material effect on our operations to date.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:

●	Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average RAF score of 2.40 based on InnovAge data as of June 30, 2022, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2020; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk, basis, where InnovAge is financially responsible for all of their medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue growth trajectory. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant.
●	Our ability to effectively implement remediation efforts in our centers as a result of our recent audits. The Company’s priority is to remediate the deficiencies raised in the audit processes in California, Colorado and New Mexico. As part of its actions to do so, the Company has worked with the appropriate authorities to make the necessary changes within the Company to increase care coordination and care documentation among our centers, including working to fill critical personnel gaps at our centers, standardizing the process of our IDTs, strengthening our home care network and reliability, improving timelines of scheduling and coordinating care with providers outside our centers, among others. For more information, see Item 1. “Business.” We expect that our ability effectively implement remediation initiatives will have an impact on our efforts to lift the sanctions imposed by regulatory agencies on our ability to increase enrollments at our centers in Sacramento, California and all our centers in Colorado, and our return to growth. For more information, see Item 1A. Risk Factors, “Risks Related to Our Business—Our business strategy may not realize expected returns.”
●	Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators. Currently, the Centers for Medicare and Medicaid Services (“CMS”) and state agencies have suspended new enrollments at our Sacramento, California center and at our centers in the State of Colorado. See Item 1A.

Risk Factors, “Risks Related to Our Business—We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits require corrective actions and have resulted in adverse findings that have negatively affected and may continue to affect our business, including our results of operations, liquidity, financial condition and reputation.”
●	Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. We have multiple touch points with participants and their families, which enhances participant receptivity to our services, leading to an 81% participant satisfaction rating as of January 1, 2022 and average participant tenure of 3.7 years as of June 30, 2022, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5% annually over the last three fiscal years. Approximately 75% of our historical disenrollments have been involuntary, due primarily to participant death and otherwise to participants moving out of our service areas.
●	Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Because our participants are among the most frail and medically complex individuals in the U.S. healthcare system, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 79% of our revenue in the year ended June 30, 2022. While we are liable for potentially large medical claims, our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care.
●	Center-level Contribution Margin. As we serve more participants in existing centers, we leverage our fixed cost base at those centers and the value of a center to our business increases over time. At this time, the enrollment sanctions in place in Sacramento, California and Colorado limit our ability to grow our participant census and impact Center-level Contribution Margin. See Item 1A. Risk Factors, “Risks Related to Our Business—We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits require corrective actions and have resulted in adverse findings that have negatively affected and may continue to affect our business, including our results of operations, liquidity, financial condition and reputation.”
●	Our ability to expand via acquisition or de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including sanctions issued by regulators. On January 7, 2022, the Department of Health Care Services (“DHCS”) of the State of California notified us that it was suspending the State’s previously provided assurances that it would enter into a PACE program agreement with the Company (State Attestations) with respect to de novo centers in the State of California until such time as the corrective action plans (“CAPs”) and the remediation and validation processes for our Sacramento center have been successfully completed and the enrollment sanctions are lifted. In addition, on February 9, 2022, we received notice from the Cabinet for Health and Family Services of the State of Kentucky informing us that they no longer intend to enter into an agreement with us to be a PACE provider in the State of Kentucky. On February 14, 2022, CMS denied our application to develop the previously announced PACE center in Terre Haute, Indiana, which was projected to open in fiscal year 2024 based on deficiencies detected during CMS’s 2021 audits of our Sacramento and Colorado PACE programs. In addition, we have committed to CMS and the Agency for Healthcare Administration in the State of Florida, that we will proactively pause remaining steps with respect to de novo centers to focus on remediating deficiencies raised in the audit processes.
●	Execute tuck-in acquisitions. From fiscal year 2019 through fiscal year 2021, we acquired and integrated three PACE organizations, expanding our InnovAge Platform to one new state and four new markets through those acquisitions. When integrating acquired programs, we work closely with key constituencies, including local governments, health systems and senior housing providers, to enable continuity of quality care for our participants. Once restrictions on our ability to enroll participants as a result of the audits of our centers in Sacramento, California and Colorado and on our ability to open de novo centers as a result of actions taken by other states or us, are lifted or resolved, we believe there is a robust landscape of potential tuck-in acquisitions to supplement our organic growth.
●	Contracting with government payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Maintaining, supporting and growing these relationships, particularly as we enter new geographies, is critical to our long-term success.
●	Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and due to additional costs we are incurring and expect to incur as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate and director and officer insurance, investor relations and increased legal, audit, reporting and consulting fees. We also expect to incur additional expenses for the foreseeable future in connection with current and future audits to our centers, remediation plans and current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. Accordingly, in the short term we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
●	Seasonality to our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus and possibly COVID-19, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Based on the difference between our estimate and the final determination from CMS, we may receive incremental true up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.

Components of Results of Operations

Revenue

Capitation Revenue.   In order to provide comprehensive services to manage the totality of a participant’s medical care across all settings, we receive fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, Veterans Affairs (“VA”) and private pay sources. The concentration of capitation revenue from our various payors was:

	2022	2021
Medicaid	54%	53%
Medicare	46%	47%
Private pay and other	* %	* %
Total	100%	100%

                * denotes less than 1%

Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are amended annually each

June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. We are currently operating in good standing under each of our PACE state contracts. For a discussion of our revenue recognition policies, please see Critical Accounting Policies and Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Sales and Marketing.   Sales and marketing expenses consist of employee-related expenses, including salaries, commissions, and employee benefits costs, for all employees engaged in marketing, sales, community outreach and sales support. These employee-related expenses capture all costs for both our field-based and corporate sales and marketing teams. Sales and marketing expenses also include local and centralized advertising costs, as well as the infrastructure required to support our marketing efforts. We expect these costs to increase in absolute dollars over time as we continue to grow our participant census. We evaluate our sales and marketing expenses relative to our participant growth and will invest more heavily in sales and marketing from time-to-time to the extent we believe such investment can further our growth without negatively affecting profitability.

Corporate, General and Administrative Expenses.   Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs. In addition, general and administrative expenses include all corporate technology and occupancy costs associated with our regional corporate offices. We expect our general and administrative expenses to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company, as well as other costs associated with compliance and continuing to grow our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term, although such expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

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

Other Operating Expenses (Income). Other operating expenses (income) consists of the payment and re-measurement of contingent consideration to fair value relating to our acquisition of NewCourtland LIFE Program (“NewCourtland”).

For more information relating to the components of our results of operations, see Results of Operations below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K for more detailed information regarding our critical accounting policies.

Results of Operations

The following table sets forth our results of operations for the periods presented.

	Year ended June 30,
	2022	2021

	in thousands
Revenues
Capitation revenue	$696,998	$635,322
Other service revenue	1,642	2,478
Total revenues	698,640	637,800
Expenses
External provider costs	383,046	309,317
Cost of care, excluding depreciation and amortization	180,222	154,403
Sales and marketing	24,201	22,236
Corporate, general and administrative	101,653	132,333
Depreciation and amortization	13,924	12,294
Equity loss	—	1,343
Other operating expense	—	18,211
Total expenses	703,046	650,137
Operating Income (Loss)	$(4,406)	$(12,337)

Other Income (Expense)
Interest expense, net	(2,526)	(16,787)
Loss on extinguishment of debt	—	(14,479)
Gain on equity method investment	—	10,871
Other expense	(305)	(2,237)
Total other expense	(2,831)	(22,632)
Income (Loss) Before Income Taxes	(7,237)	(34,969)
Provision for Income Taxes	723	9,771
Net Income (Loss)	$(7,960)	$(44,740)
Less: net loss attributable to noncontrolling interests	(1,439)	(754)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(6,521)	$(43,986)

Revenues

	Year ended June 30,
	2022	2021	$ Change	% Change

	in thousands

Capitation revenue	$696,998	$635,322	$61,676	9.7%
Other service revenue	1,642	2,478	(836)	(33.7)%
Total revenues	$698,640	$637,800	$60,840	9.5%

Capitation revenue. Capitation revenue was $697.0 million for the year ended June 30, 2022, an increase of $61.7 million, or 9.7%, compared to $635.3 million for the year ended June 30, 2021. This increase was driven by (i) an increase in capitation rates and (ii) a 4.3% increase total in member months (as defined below under “Key Business Metrics and non-GAAP Measures – Total member months”). The increase in capitation rates was primarily driven by an annual increase in Medicaid capitation rates as determined by the States and Medicare capitation rates as a result of increased risk score and county rates.

Other service revenue. Other service revenue was $1.6 million for the year ended June 30, 2022, a decrease of $0.8 million, or 33.7%, from $2.5 million for the year ended June 30, 2021. The decrease is primarily due to less fee-for-service revenue as a result of winding down our in-home care services and a decrease in food grant revenue as a result of fewer meals provided for the year ended June 30, 2022 when compared to the same period in 2021.

Expenses

	Year ended June 30,
	2022	2021	$ Change	% Change

	in thousands

External provider costs	$383,046	$309,317	$73,729	23.8%
Cost of care (excluding depreciation and amortization)	180,222	154,403	25,819	16.7%
Sales and marketing	24,201	22,236	1,965	8.8%
Corporate, general, and administrative	101,653	132,333	(30,680)	(23.2)%
Depreciation and amortization	13,924	12,294	1,630	13.3%
Equity loss	—	1,343	(1,343)	(100.0)%
Other operating expenses	—	18,211	(18,211)	(100.0)%
Total operating expenses	$703,046	$650,137	$52,909	8.1%

External provider costs. External provider costs were $383.0 million for the year ended June 30, 2022, an increase of $73.7 million, or 23.8%, compared to $309.3 million for the year ended June 30, 2021. The increase was primarily driven by (i) an increase of 18.8% in cost per participant and (ii) an increase of 4.3% in member months. The increase in cost per participant was primarily driven by the net effect of (i) an increase in inpatient and medical respite utilization and cost as a result of the Omicron COVID-19 surge, (ii) an increase in post-acute care utilization and cost, (iii) increased housing utilization, (iv) increased housing rates as mandated by certain states, and (v) an increase in outpatient and specialist care expenses, in part as a result of our participants seeking healthcare services that were delayed during the COVID-19 pandemic.

Cost of care, excluding depreciation and amortization. Cost of care, excluding depreciation and amortization expense was $180.2 million for the year ended June 30, 2022, an increase of $25.8 million, or 16.7%, compared to $154.4 million for the year ended June 30, 2021, primarily due to the net effect of (i) an increase of 4.3% in member months and (ii) an increase of 11.9% in cost per participant. The increase in cost per participant was driven by an increase in operational costs of reopening our centers following shutdowns as a result of COVID-19, pre-opening losses associated with de novo locations, increased labor costs associated with ongoing audit remediation and compliance efforts, and an increase in headcount and wage rates.

Sales and marketing. Sales and marketing expenses were $24.2 million for the year ended June 30, 2022, an increase of $2.0 million, or 8.8%, compared to $22.2 million for the year ended June 30, 2021, primarily due to an increase in (i) employee compensation and benefits due to an increase in FTEs and (ii) costs associated with organizational realignment.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $101.7 million for the year ended June 30, 2022, a decrease of $30.7 million, or 23.2%, compared to $132.3 million for the year ended June 30, 2021. The decrease was primarily due to the fees incurred during fiscal year 2021 as a result of the July 27, 2020 transaction between us, Ignite Aggregator LP (an investment vehicle owned by certain funds advised by Apax Partners LLP) and our then-existing equity holders entering into a Securities Purchase Agreement (the “Apax Transaction”). In connection with the Apax Transaction, $45.4 million was recorded related to the cancellation of 16,994,975 common stock options outstanding under the Company’s 2016 Equity Incentive Plan and $13.1 million of transaction related costs were recorded as corporate, general and administrative expenses. Offsetting the decrease of $58.5 million related to the Apax Transaction were expenses related to (i) employee compensation and benefits as the result of an increase in FTEs, (ii) compliance-related expense, (iii) costs associated with organizational realignment, (iv) increased legal costs, (v) costs associated with executive severance and recruiting and (vi) increased costs associated with being a publicly traded company.

Depreciation and amortization. Depreciation and amortization expense was $13.9 million for the year ended June 30, 2022, an increase of $1.6 million, or 13.3%, compared to $12.3 million for the year ended June 30, 2021. The increase in depreciation expense was a result of capital additions in the normal course of business.

Equity loss. Equity loss was $1.3 million for the year ended June 30, 2021, which related to our equity method investment in InnovAge Sacramento. InnovAge Sacramento began operations in July 2020 and was subsequently consolidated into operations effective January 1, 2021, therefore there were no equity earnings for the year ended June 30, 2022.

Other operating expenses. Other operating expenses were $18.2 million for the year ended June 30, 2021, primarily due to the payment of $20.0 million, and related change in fair value of contingent consideration, made under the acquisition agreement of the NewCourtland LIFE Program during the year ended June 30, 2021. There were no such payments during the year ended June 30, 2022.

Other Income (Expense)

	Year ended June 30,
	2022	2021	$ Change	% Change

	in thousands

Interest expense, net	$(2,526)	$(16,787)	$14,261	85.0%
Loss on extinguishment of debt	—	(14,479)	14,479	N/A
Gain on equity method investment	—	10,871	(10,871)	N/A
Other expense	(305)	(2,237)	1,932	86.4%
Total other expense	$(2,831)	$(22,632)	$19,801	87.5%

Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $2.5 million for the year ended June 30, 2022, a decrease of $14.3 million, or 85.0%, compared to $16.8 million for the year ended June 30, 2021. The decrease was primarily due to a lower average outstanding debt balance. For additional information regarding our outstanding indebtedness, see Note 8 “Long-term Debt” to our consolidated financial statements.

Loss on extinguishment of debt.  We recognized a loss on extinguishment of debt of $14.5 million for the year ended June 30, 2021 and no loss on extinguishment of debt for the year ended June 30, 2022. On July 27, 2020, we amended and restated our 2016 Credit Agreement, which led to an extinguishment of debt for certain lenders and a modification of debt for other lenders. The total debt structure extinguishment for certain lenders led to the write-off of $1.0 million in debt issuance costs. On March 8, 2021, we entered into the 2021 Credit Agreement, which led to an extinguishment of debt of $13.5 million, including $6.0 million of a prepayment penalty.

Gain on equity method investment. We recognized a gain on equity method investment of $10.9 million for the year ended June 30, 2021, which was related to InnovAge Sacramento becoming a consolidated entity as of January 1, 2021, and no gain on equity method investment for the year ended June 30, 2022.

Other. Other expense was $0.3 million for the year ended June 30, 2022, a decrease of $1.9 million, or 86.4%, compared to $2.2 million for the year ended June 30, 2021, due primarily to an amendment of the warrants issued by the Company to Adventist Health System/West (“Sacramento Warrants”) resulting in additional expense of $2.3 million in 2021.

Provision for Income Taxes.

The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of SH1 (as defined below under “—Net Loss Attributable to Noncontrolling Interests”) and InnovAge Sacramento have elected to be taxed as partnerships, and no provision for income taxes for SH1 or InnovAge Sacramento is included in these consolidated financial statements

A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of provision for income taxes.

During the years ended June 30, 2022 and 2021, we reported provision for income taxes of $0.7 million and $9.8 million, respectively. The decrease of $9.1 million is primarily due to (i) pretax book loss recognized during the year ended June 30, 2022, as compared to the pretax book loss recognized during the year ended June 30, 2021 and (ii) certain permanent differences between the financial and tax accounting treatment of (a) the Section 162(m) limitation on compensation of five highest paid officers, (b) transaction costs associated with the Apax Transaction in the prior year and (c) the change in our valuation allowance. There were no transactions during the year ended June 30, 2022, and thus considerably less of an addback for the permanent differences discussed.

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

Net Income (Loss)

During the years ended June 30, 2022 and 2021, we reported net loss of $8.0 million and $44.7 million, respectively, consisting of (i) loss from operations of $4.4 million and $12.3 million, respectively, (ii) other expense of $2.8 million and $22.6 million, respectively, and (iii) provision for income taxes of $0.7 million and $9.8 million, respectively, each as described above.

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

	Year ended June 30,
	2022	2021

	dollars in thousands
Key Business Metrics:
Centers(a)	18	18
Census(a)(b)	6,650	6,850
Total Member Months(a)	82,820	79,430

Center-level Contribution Margin	$135,372	$174,080
Center-level Contribution Margin as a % of revenue	19.4%	27.3%

Non-GAAP Measures:
Adjusted EBITDA(c)	$34,253	$85,333
Adjusted EBITDA Margin(c)	4.9%	13.4%
(a)	Includes InnovAge Sacramento, which the Company owns and controls through a joint venture and is consolidated in our financial statements.
(b)	Participant numbers are approximate.
(c)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. For a definition and reconciliation of these non-GAAP measures to the most closely comparable GAAP measures for the period indicated, see below under “—Adjusted EBITDA.”

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

Center-level Contribution Margin

We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating

Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $135.4 million and $174.1 million for the years ended June 30, 2022 and 2021, respectively. The decrease in Center-level Contribution Margin for fiscal year 2022 was primarily due to a year-over-year increase in external provider costs and cost of care of 23.8% and 16.7%, respectively. This was slightly offset by a 9.5% increase in total revenue during the same period. For more information relating to Center-level Contribution Margin, see Note 14 “Segment Reporting” to our consolidated financial statements.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) adjusted for interest expense, depreciation and amortization, and provision for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, final determination of rates, executive severance and recruitment, litigation, M&A transaction and integration, business optimization, electronic medical record (“EMR”) implementation, gain on consolidation of equity investee, financing-related fees and contingent consideration. For the years ended June 30, 2022 and 2021, our net loss was $8.0 million and $44.7 million, respectively, representing a year-over-year decline of 82.2%, and Adjusted EBITDA was $34.3 million and $85.3 million, respectively, representing a year-over-year decline of 59.9%.

A reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for each of the periods is as follows:

	Year ended June 30,
	2022	2021

	in thousands

Net income (loss)	$(7,960)	$(44,740)
Interest expense, net	2,526	16,787
Depreciation and amortization	13,924	12,294
Provision for income tax	723	9,771
Stock-based compensation	3,739	1,664
Rate determination(a)	—	(2,158)
Executive severance and recruitment(b)	4,123	—
Class action litigation(c)	408	—
M&A transaction and integration(d)	1,764	67,606
Business optimization(e)	12,983	1,829
EMR implementation(f)	2,023	461
Gain on consolidation of equity investee(g)	—	(10,871)
Financing-related(h)	—	14,479
Contingent consideration(i)	—	18,211
Adjusted EBITDA	$34,253	$85,333
(a)	For the year ended June 30, 2021, reflects the CMS settlement payment of approximately $2.2 million related to end-stage renal disease beneficiaries for calendar years 2010 through 2020.
(b)	Reflects charges related to executive severance and recruiting.
(c)	Reflects charges related to litigation by shareholders. See Item 3, “Legal Proceedings” included in this Annual Report on Form 10-K.
(d)	For the year ended June 30, 2021, this primarily represents (i) $45.4 million related to the cancellation of options and the redemption of shares and (ii) $13.1 million of transaction fees and expenses recognized in connection with the Apax Transaction.
(e)	Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology and compliance systems, improve and support the efficiency and effectiveness of our operations, and, for the fiscal year ended June 30, 2022, third party support to address efforts to remediate deficiencies in audits, including (i) $1.8 million paid to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $4.0 million of charges related to government investigations, and (iii) $3.0 million of costs associated with third party consultants to strengthen enterprise capabilities.
(f)	Reflects non-recurring expenses relating to the implementation of a new EMR vendor.
(g)	Reflects non-recurring expense related to the gain on consolidation of InnovAge Sacramento.
(h)	Reflects fees and expenses incurred in connection with amendments to our credit agreements. See Note 8 to the consolidated financial statements.
(i)	Reflects the contingent consideration fair value adjustment made during fiscal year 2021 associated with our acquisition of NewCourtland.

Adjusted EBITDA margin

Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue less any exceptional, one-time revenue items. For the year ended June 30, 2022, our net loss margin was 1.1%, as compared to our net loss margin of 7.0% for the year ended June 30, 2021. For the year ended June 30, 2022, our Adjusted EBITDA margin was 4.9%, as compared to our Adjusted EBITDA margin for the year ended June 30, 2021 of 13.4%.

Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net income (loss) and net income (loss) margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of revenue and expenses that do not relate to our ongoing business performance and certain noncash expenses, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net income (loss) and net income (loss) margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. Our use of the term Adjusted EBITDA varies from others in our industry.

Liquidity and capital resources

General

To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and most recently from the sale of common stock in our IPO that occurred in March 2021. As of the years ended June 30, 2022 and 2021, we had cash and cash equivalents of $184.4 million and $201.5 million, respectively, a decrease of $17.1 million primarily due to purchases of property and equipment offset by cash received from operations. In each case, our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.

Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined in Note 8 “Long-term Debt” to the consolidated financial statements) due 2026, (ii) capital and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2025 and 2032, respectively, (iii) the operations of our business, including special projects such as our transition to a new EMR vendor, with respect to which we expect to incur non-recurring implementation costs over the next 12 months, and ongoing costs through 2026, and third party support to address remediation efforts, and (iv) income tax payments, which are generally due on a quarterly and annual basis. We also will continue investing in the effective implementation of corrective remediation plans (CAPs) and other corrective initiatives as a result of deficiencies found during audits at some of our centers, and our ability to continually provide necessary and quality services to our participants. In the long-term, we also expect to use capital resources for capital additions, which we expect to primarily relate to the development of de novo centers, to the extent and if they are opened. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis. For additional information regarding our lease obligations, debt and commitments, see

Notes 7 “Leases,” 8 “Long-term Debt,” and 10 “Commitments and Contingencies,” respectively, to our Audited Consolidated Financial Statements.

We believe that our cash and cash equivalents and our cash flows from operations, available funds and access to financing sources, including our 2021 Credit Agreement and Revolving Credit Facility (each as discussed and defined below), will be sufficient to fund our operating and capital needs for the next 12 months and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, our ability to retain and grow the number of PACE participants, subject to our ability to effectively remediate deficiencies identified in our Colorado and Sacramento centers, and the expansion of sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

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

On March 8, 2021, concurrently with the closing of the IPO, the Company entered into a new credit agreement (the “2021 Credit Agreement”) that replaced the 2016 Credit Agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the Term Loan Facility, together with proceeds from the IPO, were used to repay amounts outstanding under the 2016 Credit Agreement.

Any outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of June 30, 2022, the interest rate on the Term Loan Facility was 3.83%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of June 30, 2022, we had no borrowings outstanding under the Revolving Credit Facility and, therefore, had full capacity thereunder, subject to applicable covenant compliance restrictions and any other conditions precedent to borrowing. As of June 30, 2022, we also had $2.4 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.

For more information about our debt, see Note 8 “Long-term Debt” to our audited Consolidated Financial Statements.

Our material cash requirements from known contractual and other obligations primarily relate to long-term debt and lease obligations. Expected timing of those payments are as follows:

	Total	Next 12 Months	Beyond 12 Months

	in thousands
Long-term debt (excluding interest)(1)	$73,577	$3,793	$69,784
Operating leases(2)	31,666	4,873	26,793
Capital leases (excluding interest)	15,460	4,405	11,055
Total	$120,703	$13,071	$107,632
(1)	Represents principal amounts related to the credit agreements.

(2)	We have not adopted ASU 2016-02, which requires lessees to recognize almost all leases on the balance sheet. We will be adopting this guidance for the fiscal year beginning July 1, 2022, the results of which are not reflected. See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Trends and Uncertainties

During fiscal year 2022, the U.S. and global economies experienced adverse macroeconomic effects in part resulting from the ongoing effects of the COVID-19 pandemic. These effects included inflation and increase in wages due to labor shortages. In fiscal year 2022, in response to high levels of inflation, we began to implement various mitigation strategies to reduce costs of operation, including consolidating services and price negotiations with providers. The effects of inflation, after accounting for these mitigation strategies, were immaterial to our financial results for the fiscal year 2022. However, we expect inflation is likely to continue for most or all of fiscal year 2023, and even though we expect to continue mitigation efforts, there can be no assurance that our strategies will continue to achieve the same degree of success as in fiscal year 2022.

In addition, in fiscal year 2022, we experienced workforce and labor shortages, within all of our centers. We recognize that our participant-facing staff is critical to delivering quality care. As such, we made market adjustments to certain roles to increase retention and improve our ability to hire. These adjustments resulted in an increase in cost of care further impacted by additional staffing related to compliance and remediation efforts. This increase did not have a material effect on our financial results. We continue to assess key roles and benchmarks to market while monitoring trends in the labor market where we continue to see wage inflation in fiscal year 2023.

Consolidated Statements of Cash Flows

Our consolidated statements of cash flows for the year ended June 30, 2022 and 2021 are summarized as follows:

	Year ended June 30,
	2022	2021	$ Change
in thousands
Net cash provided by (used in) operating activities	$27,302	$(7,548)	$34,850
Net cash used in investing activities	(40,238)	(19,541)	(20,697)
Net cash provided by (used in) financing activities	(6,318)	116,224	(122,542)
Net change in cash, cash equivalents and restricted cash	$(19,254)	$89,135	$(108,389)

Operating Activities. The change in net cash provided by (used in) operating activities was primarily due to the net effect of (i) a net loss of $8.0 million for the year ended June 30, 2022 compared to a net loss of $44.7 million in the prior period, as described further above, (ii) an increase of $18.2 million in the change in accounts payable and accrued expenses during fiscal year 2022 due to timing of payments, and the impact of the completion of HCPF’s reconciliation during fiscal year 2021, as described below, (iii) the $10.9 million gain on equity method investment recognized during 2021, as described further above, with no gain recognized in 2022, (iv) an increase of $7.2 million in the change in amounts due to Medicaid, (v) slightly offset by a $14.5 million loss on extinguishment of long-term debt recognized during 2021, as described further above, with no loss recognized in 2022.

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

Investing Activities. The increase in net cash used in investing activities was primarily due to an increase in cash used for growth-related capital expenditures and implementation of an integrated EMR system.

Financing activities. The decrease in net cash provided by financing activities was primarily due to the net effect of (i) an increase in cash provided of $370.5 million related to the net proceeds received from our IPO in 2021, (ii) offset by net cash outflows of $137.7 million due to net repayments on long-term debt in excess of proceeds from long-term debt during the year ended June 30, 2021 compared to net repayments of debt of $3.8 million during the year ended June 30, 2022, (iii) a decrease in cash provided of $77.6 million related to treasury stock purchases in 2021, and (iv) a decrease in cash provided of $29.2 million related to stock option cancellation payments during the year ended June 30, 2021.

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups (“JOBS”) Act and a “smaller reporting company” as defined by the Exchange Act. For as long as we are an “emerging growth company” or a “smaller reporting company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” or “smaller reporting companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, only being required to present two years of audited financial statements, plus unaudited condensed consolidated financial statements for applicable interim periods and the related discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, exemptions from the requirements of holding non-binding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

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

Critical Accounting Estimates

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

While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies” to our audited Consolidated Financial Statements, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require management to make subjective and complex judgments and estimates in the preparation of our consolidated financial statements.

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), and has since issued various amendments which provide additional clarification and implementation guidance, to Topic 606, Revenue from Contracts with Customers, which superseded revenue recognition guidance in ASC 605. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance became effective for annual reporting periods beginning July 1, 2020, and interim reporting periods within the annual reporting period beginning July 1, 2021. Effective July 1, 2020, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of June 30, 2020. As a result of electing the modified retrospective adoption approach, results for reporting periods beginning after July 1, 2020 are presented under ASC 606. There was no material impact upon the adoption of ASC 606, therefore the Company did not record any adjustments to retained earnings at July 1, 2020 or for any periods previously presented. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition.

Management estimates related to revenue are discussed below in more detail.

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

For certain capitation payments, the Company is subject to retroactive premium risk adjustments based on various factors. The Company estimates the amount of the adjustment based on participant medical status and historical experience. Such estimates are then recorded monthly on a straight-line basis. We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if actual risk scores are different from the estimated risk scores. If our accrual estimates for risk scores at June 30, 2022 were to differ by +/- 5%, the impact on revenues would be approximately $0.5 million. These adjustments are not expected to be material.

Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established whereby we, as the contracted provider, receive only a portion of the risk and the associated surplus or deficit. We estimate and recognize an adjustment monthly to Part D capitation revenues related to these risk corridor provisions based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period.

Goodwill and other intangible assets

Intangible assets consist of customer relationships acquired through business acquisitions. Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill is not amortized but is tested for impairment at least annually.

We test goodwill for impairment annually on April 1 or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the years ended June 30, 2022 and 2021. In determining the fair value of our reporting units, we estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

Additionally, the customer relationships represent the estimated values of customer relationships of acquired businesses and have definite lives. We amortize these intangible assets on a straight-line basis over their ten-year estimated useful life. ASC 360, Property, Plant, and Equipment (“ASC 360”), provides guidance for impairment related to definite life assets including, customer relationships, for which we reviewed for impairment in conjunction with long-lived assets. We test for recoverability of the customer relationships whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value. Judgment is also required in determining the intangible asset’s useful life.

Reported and estimated claims

Reported and estimated claims expenses are costs for third-party healthcare service providers that provide medical care to our participants for which we are contractually obligated to pay (through our full-risk capitation arrangements). The estimated reserve for unpaid claims liability is included in the liability for reported and estimated claims in the consolidated balance sheets and requires estimates including actual member utilization of health care services, unit cost trends, participant acuity, changes in net census, known outbreaks of disease, including COVID-19 or increased incidence of illness such as influenza and other factors. We periodically assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made.

We have included incurred but not reported claims of approximately $38.5 million and $33.2 million on our balance sheet as of June 30, 2022 and 2021, respectively. Our recorded medical claims expense estimate is approximately within +/- 5-10% of actual medical claims expense incurred, or less than 1% of our total operating expense.

The following tables provide information about incurred and paid claims reporting and development as of June 30, 2022 (except as otherwise noted). The expenses recorded table reflects the amount of claims reported in our consolidated statements of operations as of the end of the applicable fiscal year based on our best and most reasonable estimates and actuarial assessment at the time of such determination. The cumulative actual incurred claims table represents the actual amount of claims incurred by the Company with the benefit of the passage of time. The variance between the expense recorded and the cumulative actual incurred claims ranges between approximately 1% and 3% of actual total incurred claims over the periods presented, and such variance may vary based on the factors described above in this section.

	Expenses Recorded for the Fiscal Years Ended June 30,
	2018	2019	2020	2021	2022

	in thousands
Claims incurred year:
FY 2018	$123,821
FY 2019		$171,128
FY 2020			$211,381
FY 2021				$234,070
FY 2022					$299,432
Total	$123,821	$171,128	$211,381	$234,070	$299,432
Pharmacy expense					83,614
External provider costs					$383,046

	Cumulative Actual Incurred Claims for the Fiscal Years Ended June 30,
	2018	2019	2020	2021	2022

	in thousands
Claims incurred year:
FY 2018	$119,687	$119,687	$119,687	$119,862	$119,860
FY 2019		173,047	173,061	172,855	172,802
FY 2020			210,512	205,633	205,550
FY 2021				239,207	238,488
FY 2022					291,315
Total	$119,687	$292,734	$503,260	$737,557	$1,028,015

	Cumulative Actual Paid Claims for the Fiscal Years Ended June 30,
	2018	2019	2020	2021	2022

	in thousands
Claims incurred year:
FY 2018	$109,022	$119,759	$119,687	$119,862	$119,860
FY 2019		144,943	173,048	172,855	172,803
FY 2020			179,616	205,601	205,550
FY 2021				205,356	238,476
FY 2022					252,665
Total	$109,022	$264,702	$472,351	$703,674	$989,354
Other claims-related liabilities					(207)
Reported and estimated claims					$38,454

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

Interest rate risk

As of June 30, 2022, we had total outstanding borrowings of (i) $71.2 million principal amount under the Term Loan Facility (as defined in Note 8 to the consolidated financial statements) and (ii) $2.4 million principal amount under the convertible term loan.

We are exposed to changes in interest rates as a result of our variable-rate borrowings under the 2021 Credit Agreement. Generally, the Company may designate specific borrowings under the 2021 Credit Agreement as either base rate borrowings or LIBOR rate borrowings. As of June 30, 2022, based on our secured net leverage ratio, the margins of our borrowings under the Term Loan Facility and Revolving Credit Facility (as defined in Note 8 to the consolidated financial statements) were (a) 0.75% for alternate base rate borrowings and (b) 1.75% for Eurodollar borrowings.

Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We had cash and cash equivalents of $184.4 million as of June 30, 2022, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

Inflation risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of InnovAge Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnovAge Holding Corp. and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Denver, CO

September 13, 2022

We have served as the Company's auditor since 2018.

InnovAge Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2022	2021

	in thousands
Assets
Current Assets
Cash and cash equivalents	$184,429	$201,466
Restricted cash	17	2,234
Accounts receivable, net of allowance ($3,403 – June 30, 2022 and $4,350 – June 30, 2021)	35,907	32,582
Prepaid expenses	13,842	9,249
Income tax receivable	6,761	5,401
Total current assets	240,956	250,932
Noncurrent Assets
Property and equipment, net	176,260	142,715
Investments	5,493	3,493
Deposits and other	2,812	3,877
Goodwill	124,217	124,217
Other intangible assets, net	5,858	6,518
Total noncurrent assets	314,640	280,820
Total assets	$555,596	$531,752
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$50,562	$32,361
Reported and estimated claims	38,454	33,234
Due to Medicaid and Medicare	9,130	7,101
Current portion of long-term debt	3,793	3,790
Current portion of capital lease obligations	3,368	2,079
Total current liabilities	105,307	78,565
Noncurrent Liabilities
Deferred tax liability, net	17,761	15,700
Capital lease obligations	9,440	5,190
Other noncurrent liabilities	1,134	2,758
Long-term debt, net of debt issuance costs	68,210	71,574
Total liabilities	201,852	173,787
Commitments and Contingencies (See Note 10)
Redeemable Noncontrolling Interests (See Note 5)	15,278	16,986
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of June 30, 2022 and 2021; 135,532,811 and 135,516,513 issued shares as of June 30, 2022 and June 30, 2021, respectively	136	136
Additional paid-in capital	327,499	323,760
Retained earnings	4,729	10,663
Total InnovAge Holding Corp.	332,364	334,559
Noncontrolling interests	6,102	6,420
Total stockholders’ equity	338,466	340,979
Total liabilities and stockholders’ equity	$555,596	$531,752

See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
	2022	2021

	in thousands, except per share amounts
Revenues
Capitation revenue	$696,998	$635,322
Other service revenue	1,642	2,478
Total revenues	698,640	637,800
Expenses
External provider costs	383,046	309,317
Cost of care, excluding depreciation and amortization	180,222	154,403
Sales and marketing	24,201	22,236
Corporate, general and administrative	101,653	132,333
Depreciation and amortization	13,924	12,294
Equity loss	—	1,343
Other operating expense	—	18,211
Total expenses	703,046	650,137
Operating Income (Loss)	(4,406)	(12,337)

Other Income (Expense)
Interest expense, net	(2,526)	(16,787)
Loss on extinguishment of debt	—	(14,479)
Gain on equity method investment	—	10,871
Other expense	(305)	(2,237)
Total other expense	(2,831)	(22,632)
Income (Loss) Before Income Taxes	(7,237)	(34,969)
Provision for Income Taxes	723	9,771
Net Income (Loss)	(7,960)	(44,740)
Less: net loss attributable to noncontrolling interests	(1,439)	(754)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(6,521)	$(43,986)

Weighted-average number of common shares outstanding - basic	135,519,970	123,618,702
Weighted-average number of common shares outstanding - diluted	135,519,970	123,618,702

Net income (loss) per share - basic	$(0.05)	$(0.36)
Net income (loss) per share - diluted	$(0.05)	$(0.36)

See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Additional	Retained				Total	Redeemable
	Capital Stock		Paid-in	Earnings	Treasury Stock		Noncontrolling	Permanent	Noncontrolling Interests	Net Income
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interests	Stockholders' Equity	(Temporary Equity)	(Loss)

	in thousands, except share amounts

Balances, June 30, 2020	132,718,461	$133	$36,338	$64,737	102,030	$(193)	$6,735	$107,750
Treasury stock transaction	—	—	—	—	16,095,819	(77,603)	—	(77,603)	—
Treasury stock retirement	(16,197,849)	(16)	(77,780)		(16,197,849)	77,796	—	—	—
Stock option cancellation	—	—	—	(9,501)	—	—	—	(9,501)	—
Time based awards- option cancellation	—	—	(29,175)	—	—	—	—	(29,175)	—
Stock-based compensation	—	—	1,664	—	—	—	—	1,664	—
Reclassification of warrant liability	—	—	2,264	—	—	—	—	2,264	—
Capital contribution	—	—	20,000	—	—	—	—	20,000	—
Initial public offering of common stock, net of offering costs of $28,445	18,995,901	19	370,449	—	—	—	—	370,468	—
Consolidation of equity method investment	—	—	—	—	—	—	16,838	16,838	—
Net loss	—	—	—	(43,986)	—	—	(754)	(44,740)	—		(44,740)
Balances, June 30, 2021	135,516,513	$136	$323,760	$11,250	—	$—	$22,819	$357,965	$—	$
Adjustments	—	—	—	(587)	—	—	(16,399)	(16,986)	16,986
Restated Balances, June 30, 2021	135,516,513	$136	$323,760	$10,663	—	$—	$6,420	$340,979	$16,986

Balances, June 30, 2021	135,516,513	$136	$323,760	$10,663	—	$—	$6,420	$340,979	$16,986
Stock-based compensation	16,298	—	3,739	—	—	—	—	3,739	—
Adjustment to redemption value	—	—	—	587	—	—	—	587	(587)
Net loss	—	—	—	(6,521)	—	—	(318)	(6,839)	(1,121)		(7,960)
Balances, June 30, 2022	135,532,811	$136	$327,499	$4,729	—	$—	$6,102	$338,466	$15,278	$

See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2022	2021

	in thousands
Operating Activities
Net income (loss)	$(7,960)	$(44,740)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss on disposal of assets	305	18
Provision for uncollectible accounts	6,181	8,637
Depreciation and amortization	13,924	12,294
Gain on equity method investment	—	(10,871)
Loss on extinguishment of long-term debt	—	14,479
Amortization of deferred financing costs	429	1,056
Stock-based compensation	3,739	1,664
Deferred income taxes	2,061	6,418
Loss in equity of nonconsolidated entities	—	1,343
Change in fair value of warrants	—	2,264
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(9,506)	5,879
Prepaid expenses	(4,667)	(4,987)
Income tax receivable	(1,360)	(3,658)
Deposits and other	(475)	(874)
Accounts payable and accrued expenses	17,381	6,137
Reported and estimated claims	5,221	2,613
Due to Medicaid and Medicare	2,029	(5,220)
Net cash provided by (used in) operating activities	27,302	(7,548)
Investing Activities
Purchases of property and equipment	(38,238)	(17,541)
Purchase of intangible assets	—	(2,000)
Purchase of cost method investment	(2,000)	—
Net cash used in investing activities	$(40,238)	$(19,541)
Financing Activities
Distributions to owners	$—	$(9,500)
Capital contributions	—	20,000
Payments on capital lease obligations	(2,528)	(1,788)
Proceeds from long-term debt	—	375,000
Principal payments on long-term debt	(3,790)	(512,660)
Payment of financing costs and debt premiums	—	(14,896)
Proceeds from initial public offering of common stock	—	370,468
Treasury stock purchases	—	(77,603)
Payments under acquisition agreements	—	(3,622)
Payments related to option cancellation	—	(29,175)
Net cash provided by (used in) financing activities	(6,318)	116,224

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	(19,254)	89,135
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	203,700	114,565
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$184,446	$203,700

Supplemental Cash Flows Information
Interest paid	$1,474	$18,030
Income taxes paid	$84	$7,048
Property and equipment included in accounts payable	$2,135	$1,327
Property and equipment purchased under capital leases	$8,067	$3,493

See Notes to Consolidated Financial Statements

Note 1:  Business

InnovAge Holding Corp. (formerly, TCO Group Holdings, Inc.) (the “Company”) and certain wholly owned subsidiaries were formed as for-profit corporations effective May 13, 2016, for the purpose of purchasing all the outstanding common stock of Total Community Options, Inc. d/b/a InnovAge, which was formed in May 2007. In connection with this purchase, Total Community Options, Inc. and certain of its subsidiaries converted from not-for-profit organizations to for-profit corporations, and Total Community Options Foundation, Inc. and Johnson Adult Day Program, Inc, both not-for-profit organizations, separated from Total Community Options, Inc. In connection with our initial public offering (“IPO”), which occurred in March 2021, we changed the name of our company from TCO Group Holdings, Inc. to InnovAge Holding Corp.

InnovAge Holding Corp. and its subsidiaries, which are headquartered in Denver, Colorado, have a record of innovation, quality, and sensitivity to the needs of participants and staff. The Company oversees, and in many cases directly provides, a broad range of medical and ancillary services for seniors in need of care and support to safely live independently in their homes and communities, including in-home care services (skilled, unskilled and personal care); in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the Program of All-Inclusive Care for the Elderly (“PACE”) center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.

As of June 30, 2022, the Company served approximately 6,650 PACE participants, making it the largest PACE provider in the United States of America (the U.S.) based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

PACE is a fully-capitated managed care program, which serves the frail elderly, and predominantly dual-eligible, population in a community-based service model. InnovAge is obligated to provide, and participants receive, all needed healthcare services through an all-inclusive, coordinated model of care, and the Company is at risk for 100% of healthcare costs incurred with respect to the care of its participants. PACE programs receive capitation payments directly from Medicare Parts C and D, Medicaid, Veterans Administration (“VA”), and private pay sources. Additionally, under the Medicare Prescription Drug Plan, the Centers for Medicare and Medicaid Services (“CMS”) share part of the risk for providing prescription medication to the Company’s participants.

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

Note 2:  Summary of Significant Accounting Policies

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

Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended June 30, 2021, we identified an error in our consolidated balance sheet and statement of stockholders’ equity as of June 30, 2021 related to the presentation of redeemable noncontrolling interests. The Company incorrectly recorded redeemable noncontrolling interests of $17.0 million as permanent equity rather than temporary equity as of June 30, 2021.  As a result, the Company is restating the June 30, 2021 condensed consolidated financial statements to reflect this reclassification from permanent to temporary equity and to record the related adjustments to redemption value as of June 30, 2021. Management has evaluated the materiality of this misstatement and concluded that it is not material to the prior period.

The effect of the restatement on the consolidated balance sheet as of June 30, 2021 is as follows (in thousands):

	As Previously
	Reported	Adjustments	As Restated
Redeemable Noncontrolling Interests (See Note 5)	—	16,986	16,986
Retained earnings	11,250	(587)	10,663
Total InnovAge Holding Corp.	335,146	(587)	334,559
Noncontrolling interests	22,819	(16,399)	6,420
Total stockholders’ equity	357,965	(16,986)	340,979

The effect of the restatement on the consolidated statement of stockholders’ equity as of June 30, 2021 is as follows (in thousands):

				Redeemable
			Total Permanent	Noncontrolling
	Retained	Noncontrolling	Stockholders’	Interests	Retained
	Earnings	Interests	Equity	(Temporary Equity)	Earnings
As Previously Reported
Consolidation of equity method investment	—	16,838	16,838	—	—
Net income (loss)	(43,986)	(754)	(44,740)	—	—
Adjustment to redemption value	—	—	—	—	—
Balances, June 30, 2021	11,250	22,819	357,965	—	—
Adjustments
Consolidation of equity method investment	—	(16,838)	(16,838)	16,838	—
Net income (loss)	—	439	439	(439)	(44,740)
Adjustment to redemption value	(587)	—	(587)	587	—
Balances, June 30, 2021	(587)	(16,399)	(16,986)	16,986	—
As Restated
Consolidation of equity method investment	—	—	—	16,838	—
Net income (loss)	(43,986)	(315)	(44,301)	(439)	(44,740)
Adjustment to redemption value	(587)	—	(587)	587	—
Balances, June 30, 2021	10,663	6,420	340,979	16,986	—

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

Investments

Cost method investments do not have a readily determinable fair value and are carried at cost, less impairment plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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

The Company evaluates its investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value. There were no write-downs in the fiscal years ended June 30, 2022 or 2021. See Note 5 “Investments” for more information.

Restricted Cash

Restricted cash includes (1) cash held in certificates of deposit of $0.0 million and $2.2 million as of June 30, 2022 and 2021, respectively, and (2) cash held for participants who have established a personal-needs account to pay for nonmedical personal expenses, payment of which only occurs upon participant authorization, in the amount of approximately $0.02 million as of both June 30, 2022 and 2021. The Company records a related deposit liability for any participant contributions to these personal-needs accounts in accounts payable and accrued expenses in the consolidated balance sheets.

Accounts Receivable

The Company provides comprehensive health care services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts. See additional information in Note 3 “Revenue Recognition”.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the shorter of estimated useful lives or lease terms, if the assets are being leased.

Property and equipment were comprised of the following as of June 30:

	Estimated
dollars in thousands	Useful Lives	2022	2021
Land	N/A	$11,980	$11,980
Buildings and leasehold improvements	10 - 40 years	122,076	104,724
Software	3 - 5 years	16,264	13,316
Equipment and vehicles	3 - 7 years	47,546	35,341
Construction in progress	N/A	35,479	22,130
		233,345	187,491
Less accumulated depreciation and amortization		(57,085)	(44,776)
Total property and equipment, net		$176,260	$142,715

Depreciation of $13.3 million and $11.6 million was recorded during the fiscal years ended June 30, 2022 and 2021, respectively. Land is not depreciated, and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred.

The costs of acquiring or developing internal-use software, including directly related payroll costs for internal resources, are capitalized. Software maintenance and training costs are expensed in the period incurred.

Interest is capitalized on construction projects, including internal-use software development projects, while in progress. During the fiscal years ended June 30, 2022 and 2021, the Company capitalized interest of approximately $0.9 million and $1.0 million, respectively.

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and the resulting gain or loss, if any, is reflected in the consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment charges were recorded in the fiscal years ended June 30, 2022 or 2021.

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

ASC 350, Intangibles — Goodwill and Other (“ASC 350”), allows entities to first use a qualitative approach to test goodwill for impairment. When the reporting units where the Company performs the quantitative goodwill impairment are tested, the Company compares the fair value of the reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. There were no goodwill impairments recorded during the years ended June 30, 2022 and 2021.

Customer relationships represent the estimated values of customer relationships of acquired businesses and have definite lives. The Company amortizes these intangible assets on a straight-line basis over their ten-year estimated useful life. Intangible assets are reviewed for impairment in conjunction with long-lived assets. There were no intangible asset impairments recorded during the years ended June 30, 2022 and 2021.

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

During the year ended June 30, 2021, we paid contingent consideration relating to our acquisition of NewCourtland, as defined and described in Note 5 “Investments”. There were no amounts outstanding related to contingent consideration as of June 30, 2022.

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

Revenue Recognition

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performed the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue as the entity satisfies a performance obligation. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. For a discussion of our revenue recognition policies, please see  Note 3 “Revenue Recognition”.

Professional Liability Claims

The Company records a liability for medical malpractice claims based on estimated probable losses and costs associated with settling these claims and a receivable to reflect the estimated insurance recoveries, if any. See Note 10 “Commitments and Contingencies”.

Advertising Costs

The Company’s purchased services and contracts expenses include media advertising, tactical advertising, and promotion costs. The creative portion of these activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run, unless such costs support direct-response advertising campaigns. In that case, these costs are capitalized and amortized over the period estimated to benefit from the campaign. Total advertising expenses were $6.7 million and $6.5 million for the fiscal years ended June 30, 2022 and 2021, respectively.

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

Shares issued pursuant to our equity incentive plans are issued from authorized but unissued shares or from shares, if any, held by the Company as treasury stock. See Note 11 “Stock-based Compensation”.

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

Variable Interest Entities (VIE)

A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk or whose equity owners lack certain decision-making and economic rights. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The primary beneficiary is required to consolidate the VIE. SH1 and PWD, each as defined and described in Note 5 “Investments”, are considered to be VIEs. The Company is not considered the primary beneficiary of PWD but is considered the primary beneficiary of SH1.

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

Note 3:  Revenue Recognition

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

The Company disaggregates capitation revenue from the following sources for the year ended June 30:

	2022	2021
Medicaid	54%	53%
Medicare	46%	47%
Private pay and other	* %	* %
Total	100%	100%

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

The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised (i) 12% of capitation revenues for each of the years ended June 30, 2022 and 2021, and (ii) 23% and 21% of external provider costs for the year ended June 30, 2022 and 2021, respectively.

The Company provides comprehensive health care services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. The concentration of net receivables from participants and third-party payers as of June 30, 2022 and 2021 was as follows:

	2022	2021
Medicaid	70%	60%
Medicare	22%	20%
Private pay and other	8%	20%
Total	100%	100%

The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $3.4 million as of June 30, 2022, compared to $4.4 million as of June 30, 2021. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.

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

Other Service Revenue and Accounts Receivable

Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Accounts receivable related to other service revenue were not significant as of both June 30, 2022 and June 30, 2021.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 10, “Commitments and Contingencies”.

Note 4:  Equity

Equity Owner Transaction and Treasury Stock

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

Concurrently with the entry into the Agreement, the Company amended and restated its 2016 Credit Agreement (as defined below), see Note 8 “Long-term Debt” for further discussion. A portion of the proceeds were used by the Company to repurchase 16,095,819 shares of its common stock from certain members of management, our Board of Directors and our equity partner, at $4.82 per share. As a result of the repurchase, $77.6 million was recorded as Treasury stock. In March 2021, the Company retired all outstanding shares of Treasury stock.

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

Capital Contribution

On October 15, 2020, Finback Pace, LP contributed $20.0 million for an investment in the LP, which in turn contributed the funds to the Company.

Note 5:  Investments

The Company holds cost method and equity method investments as of June 30:

	2022	2021
in thousands
Cost method investments	$4,645	$2,645
Equity method investments	848	848
Total investments	$5,493	$3,493

Nonconsolidated Entities

Cost Method Investments

The Company maintains two investments that are accounted for using the cost method. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the years ended June 30, 2022 and 2021, there were no observable price changes or impairments recorded.

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

Dispatch Health

On June 14, 2019, the Company invested $1.5 million in DispatchHealth Holdings, Inc., ("DispatchHealth") through the purchase of a portion of its outstanding Series B Preferred Stock. On April 2, 2020, the Company invested an additional $1.1 million through the purchase of a portion of its outstanding Series C Preferred Stock. The balance of the Company’s investment is $2.6 million which represents the maximum exposure to loss. The investment does not have a readily determinable fair value and the Company has elected to record the investment at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the period ended June 30, 2022 and 2021, there were no observable price changes.

Equity Method Investments

Pinewood Lodge

Pinewood Lodge, LLP (“PWD”) is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting and is included in equity method investments in the accompanying consolidated balance sheets. The equity earnings of PWD are insignificant. As of June 30, 2022, the balance of the Company’s investment in PWD was $0.8 million, which represents the maximum exposure to loss.

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

The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members’ may be required to purchase, at fair market value, the interests of certain other members. As of June 30, 2022, none of the conditions specified in the JV Agreement had been met.

At the consummation of the JV Agreement, the Company issued to Adventist, warrants (the “Sacramento Warrants”) to purchase 5% of the Company’s issued and outstanding common stock, par value $0.001 at an exercise price equal to the fair market value per share at the time of exercise of this warrant. The Sacramento Warrants originally fully vested on the exercise date, which was defined as the date on which Adventist had made aggregate capital contributions in an amount greater than $25.0 million to one or more joint venture entities in which Adventist and the Company hold equity (the “Investment Threshold”).

On February 9, 2021, the Company entered into an amendment agreement with our joint venture partner Adventist to amend the Sacramento Warrants. The amendment removed the Investment Threshold requirement and granted Adventist the right to purchase up to $15.0 million of the Company’s common stock at an exercise price equal to the IPO price. The warrant was exercisable for one year beginning on the date of the consummation of the IPO. The warrant expired in March 2022 without being exercised.

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

Effective January 1, 2021, we obtained control of InnovAge Sacramento through acquisition of an additional 0.1% membership interest, which we consider to be a step acquisition, whereby the Company re-measured the previously held equity method investment to fair value. This resulted in a gain on consolidation of $10.9 million, which is recorded in gain on equity method investment in the condensed consolidated statement of operations. The fair value of the previously held equity investments was determined using a discounted cash flow model. This resulted in a gain on consolidation of $10.9 million during the year ended June 30, 2021.

We accounted for the transaction as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. The fair value of the assets acquired and net liabilities assumed in the step acquisition of InnovAge Sacramento are as follows as of January 1, 2021:

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

Consolidated Entities

Noncontrolling Interest

Senior Housing

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

The following table shows the assets and liabilities of SH1 as of June 30:

	2022	2021

	in thousands
Assets
Cash and cash equivalents	$526	$431
Accounts receivable	—	—
Prepaid expenses and other	5	5
Property, plant and equipment, net	10,404	10,164
Deposits and other, net	395	390
Liabilities
Accounts payable and accrued expenses	256	219
Current portion long-term debt	43	40
Noncurrent liabilities	454	454
Long-term debt, net of debt issuance costs	3,784	3,827

InnovAge Sacramento

Effective January 1, 2021, we obtained control of InnovAge Sacramento through acquisition of an additional 0.1% membership interest, which we consider to be a step acquisition, whereby the Company re-measured the previously held equity method investment to fair value.

Payment Pursuant to Acquisition Agreement

During the fiscal year ended June 30, 2019, the Company finalized the acquisition of NewCourtland LIFE Program (“NewCourtland”) in Pennsylvania. The Company paid a base purchase price of $30 million, subject to certain net working capital and closing adjustments plus deferred cash consideration of up to $20 million. On March 8, 2021, we completed our IPO, which satisfied the condition that the Company sell equity securities pursuant to an effective registration statement. Accordingly, $20.0 million of contingent consideration was paid under the terms of the acquisition agreement during the year ended June 30, 2021.

Note 6:  Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired. Pursuant to ASC 350, “Intangibles — Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. In September of 2021, we were notified that CMS and the State of California had suspended new enrollments at our Sacramento center based on deficiencies detected in an audit related to the provision of participant services. In February 2022, we were notified by the States of Kentucky and Indiana that they have taken actions to suspend our ability to open de novo centers in those states. We considered these events to be triggering events, which required us to perform quantitative procedures as part of a Step 1 goodwill impairment analysis to assess whether it was more-likely-than-not that the fair value of the Company was greater than the net book value during the quarter periods in which the events occurred.

As a result of the above interim assessment and our annual impairment test, we concluded that there was no goodwill impairment. If assumptions or estimates in the fair value calculations change or if future cash flows vary from what was expected, including those assumptions relating to the duration and severity of the financial impact of the enrollment suspension at Sacramento, California and Colorado or new regulatory sanctions or other actions are imposed on the Company, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.

There were no goodwill impairments recorded during the years ended June 30, 2022 and 2021.

The following summarizes the changes in goodwill for the fiscal years ended June 30:

in thousands	2022	2021
Balance as of beginning of period	$124,217	$116,139
Goodwill acquired during the period	—	8,078
Balance as of end of period	$124,217	$124,217

Intangible assets consisted of the following as of June 30:

in thousands	2022	2021
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(2,742)	(2,082)
Balance as of end of period	$5,858	$6,518

Intangible assets with a finite useful life continue to be amortized over their useful lives. The Company recorded amortization expense of $0.7 million for both years ended June 30, 2022 and 2021.

The total expected future annual amortization expense for the next 5 years ended June 30, is as follows:

in thousands	Amortization Expense
2023	$660
2024	660
2025	660
2026	660
2027	630

We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the years ended June 30, 2022 and 2021.

Note 7:  Leases

Property and equipment includes property under various capital leases. These leases have expiration dates ranging from August 2022 to November 2027, varying interest rates, and generally include an option to purchase the equipment at fair value at the end of the underlying lease period. The Company’s capital leases included the following:

	June 30,	June 30,
	2022	2021

	in thousands

Equipment	$18,727	$13,302
Less accumulated depreciation	(7,541)	(7,081)
Total capital leases	$11,186	$6,221

Certain of the Company’s property and equipment is leased under operating leases. Total rental expense under operating leases was $4.9 million and $4.5 million for the year ended June 30, 2022 and 2021, respectively.

Future minimum lease payments related to (i) capital leases having initial terms of more than one year and (ii) non-cancelable operating leases as of June 30, 2022 were as follows:

		Operating Leases
	Capital Leases	Minimum Lease
in thousands	Obligations	Payments
2023	$4,405	$4,873
2024	3,909	4,581
2025	3,126	4,122
2026	2,092	4,061
2027	1,393	3,764
Thereafter	535	10,265
Total	15,460	$31,666
Less amount representing interest	(2,652)
Total minimum lease payments	12,808
Less current maturities	3,368
Noncurrent maturities	$9,440

Note 8:  Long-term Debt

The components of our long-term debt are as follows:

	June 30,	June 30,
	2022	2021

	in thousands
Senior secured borrowings:
Term Loan Facility	$71,250	$75,000
Convertible term loan	2,327	2,367
Total debt	73,577	77,367
Less unamortized debt issuance costs	1,574	2,003
Less current maturities	3,793	3,790
Noncurrent maturities	$68,210	$71,574

2016 Credit Agreement

The Company originally entered into a senior secured borrowing agreement (the “2016 Credit Agreement”) on May 13, 2016, that consisted of a senior secured term loan for $75.0 million and a revolving credit facility for $20.0 million. The 2016 Credit Agreement was subsequently amended (i) on May 2, 2019 to increase the senior secured term loan to $190.0 million and a revolving credit facility for $30.0 million and a delayed draw term loan facility (“DDTL”) for $45.0 million and (ii) on July 27, 2020, to increase the senior secured term loan to $300.0 million, the revolving credit facility to $40.0 million and to terminate the DDTL. The structure of the July 27, 2020 amendment to the 2016 Credit Agreement led to an extinguishment of debt for certain lenders and a modification of debt for other lenders. The total debt structure extinguishment for certain lenders was $57.1 million, and the write off of $1.0 million in debt issuance costs was recorded in loss on extinguishment of debt for the year ended June 30, 2021. The total debt structure that was modified was $250.0 million, while the new debt issued was $50.0 million, which resulted in $9.1 million of capitalized debt issuance costs.

Concurrent with the Company’s entry into the 2021 Credit Agreement (defined below), the Company terminated and repaid in full all outstanding indebtedness under the 2016 Agreement.

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

Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of June 30, 2022 and 2021, the interest rate on the Term Loan Facility was 3.83% and 1.84%, respectively. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly.

During the year ended June 30, 2020, the Company borrowed and repaid $25.0 million under the revolving credit facility at an interest rate of 3.94%, to ensure sufficient funds available during the unknown time of the COVID-19 pandemic and for general corporate purposes. The Company repaid all outstanding amounts on the Revolving Credit Facility during the year ended June 30, 2021. As of June 30, 2022, we had no borrowings outstanding under the facility.  The remaining capacity under the Revolving Credit Facility as of June 30, 2022 was $100.0 million, subject to (i) any issued amounts under our letters of credit, which as of June 30, 2022 was $2.6 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing.

The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. The Company was in compliance with the covenants of the 2021 Credit Agreement as of June 30, 2022 and 2021, respectively.

The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. Total amortization of deferred financing costs was $0.4 million and $1.1 million for the year ended June 30, 2022 and 2021, respectively.

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

Aggregate maturities of our debt as of June 30, 2022 were as follows:

Long-term
debt
in thousands

Year ending June 30:
2023	$3,793
2024	3,796
2025	3,799
2026	60,052
2027	56
Thereafter	2,081
Total debt	$73,577

Note 9:  Fair Value Measurements

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

Recurring Measurements

Effective August 7, 2018, the Company finalized the acquisition of NewCourtland in Pennsylvania. The Company paid a base purchase price of $30.0 million, subject to certain net working capital and closing adjustments plus contingent consideration of up to $20.0 million. On March 8, 2021, we completed our IPO, which satisfied one of the conditions outlined in the Securities Purchase Agreement. Accordingly, $20.0 million of contingent consideration was paid under the terms of the Securities Purchase Agreement. There are no amounts of contingent consideration outstanding after the $20.0 million payment. Changes in fair value resulted in immaterial amounts recorded in other operating (income) expense within the consolidated statement for the fiscal years ended June 30, 2021.

The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of June 30, 2022, the Company’s redeemable noncontrolling interest was recorded at carrying value of $15.3 million.

There were no transfers in and out of Level 3 during the fiscal years ended June 30, 2022 and 2021. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.

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

On October 14, 2021, and subsequently amended on June 21, 2022, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and directors, Apax Partners, L.P., Welsh, Carson, Anderson & Stowe and the underwriters in the Company’s IPO, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and subsequent earnings calls and public filings, and seeking compensatory damages, among other things. We are currently unable to predict the outcome of this matter.

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

In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter.  The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operates (California, Colorado, New Mexico, Pennsylvania, and Virginia).  The Company continues to fully cooperate with the DOJ and produce the requested information and documentation.  We are currently unable to predict the outcome of this investigation.

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

Because the results of legal proceedings and claims are inherently unpredictable and uncertain, we are currently unable to predict whether the legal proceedings we are involved in will, either individually or in the aggregate, have a material adverse effect on our business, financial condition, or cash flows. The outcomes of legal proceedings and claims could be material to the Company’s operating results for any particular period, depending in part, upon the operating results of such period. Regardless of the outcome, litigation has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

Note 11:  Stock-based Compensation

A summary of our aggregate share-based compensation expense is set forth below. Stock-based compensation expense is included in corporate, general and administrative expenses on our consolidated statements of operations.

	Year ended June 30,
	2022	2021

	in thousands

Stock options (a)	$719	$45,387
Profits interests units	1,162	1,629
Restricted stock units	1,858	35
Total stock-based compensation expense	$3,739	$47,051
(a)	The amount for 2021 relates to stock-based compensation expense recognized as a result of the Cancellation Agreement.

2016 Equity Incentive Plan

The Company maintained the 2016 Equity Incentive Plan pursuant to which various stock-based awards were granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock that was authorized under the 2016 Equity Incentive Plan was 17,836,636, of which a total of 16,994,976 awards were granted. On July 27, 2020, the Company, Ignite Aggregator LP (the “LP”), and the equity holders of the Company entered into a Securities Purchase Agreement, and in conjunction therewith, the Company amended and restated the 2016 Credit Agreement. A portion of the proceeds from the 2016 Credit Agreement were used by the Company to repurchase 16,095,819 shares of its common stock from the certain members of management, the Board of Directors, and members of our equity partner. Additionally, as part of the 2016 Credit Agreement, the Company executed the Cancellation Agreement with each of the 2016 Equity Incentive Plan option holders, pursuant to which the Company’s 16,994,976 common stock options which were granted under the 2016 Equity Incentive Plan, were cancelled. The Cancellation Agreement resulted in the option holders receiving the same amount of cash that they would have received had they exercised their options, participated in the repurchase described above and sold their remaining shares. The 2016 Equity Incentive Plan was cancelled and replaced with the 2020 Equity Incentive Plan, as described below.

2020 Equity Incentive Plan

Profits Interests

The LP maintains the 2020 Equity Incentive Plan pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, and advisers. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. As of June 30, 2022, a total of 13,009,137 profits interests units have been granted under the 2020 Equity Incentive Plan.

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

The Company used the Monte Carlo option model to determine the fair value of the granted profits interests units at the time of the grant. As these awards were granted prior to our IPO, the stock price was based on the price realized in the equity owner transaction. Expected stock price volatility was based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. The assumptions under the Monte Carlo model related to the profits interests units, presented on a weighted-average basis, are provided below:

2021
Expected volatility	44%
Expected life (years) - time vesting units	1.8
Interest rate	0.16%
Dividend yield	—%
Weighted-average fair value	$1.28
Fair value of underlying stock	$5.49

A summary of profits interests activity for the year ended June 30, 2022, was as follows:

	Number of	Weighted average
Time-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2021	6,587,261	$1.28
Granted	—
Forfeited	(2,807,201)	$1.28
Vested	(1,621,988)	$1.28
Outstanding balance, June 30, 2022	2,158,072	$1.28

	Number of	Weighted average
Performance-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2021	6,223,262	$0.57
Granted	—
Forfeited	(4,005,397)	$0.57
Vested	—
Outstanding balance, June 30, 2022	2,217,865	$0.57

The total unrecognized compensation cost related to profits interests units outstanding as of June 30, 2022 was $4.8 million, comprised (i) $3.5 million related to time-based unit awards expected to be recognized over a weighted-average period of 1.8 years and (ii) $1.3 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.

2021 Omnibus Incentive Plan

In March 2021, the compensation committee of our Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest (i) on March 4, 2023, the second anniversary of the grant date, (ii) over a three-year period with one-third vesting on each anniversary of the date of grant, or (iii) at other dates. Certain other vesting periods have also been used. The grant date fair value of restricted stock units is based on the closing market price of our common stock on the date of grant. Certain awards under this plan vest upon achieving specific share price performance criteria and are determined to have performance-based vesting conditions.

Restricted Stock Units

A summary of time-based vesting restricted stock units activity for the year ended June 30, 2022, was as follows:

		Weighted
		average
	Number of	grant-date fair
Restricted stock units - time based	awards	value per share

Outstanding balance, June 30, 2021	48,470	$22.87
Forfeited	(17,990)	$23.21
Vested	(18,517)	$11.36
Granted	464,805	$9.69
Outstanding balance, June 30, 2022	476,768	$9.69

The total unrecognized compensation cost related to time-based restricted stock units outstanding as of June 30, 2022, was $3.0 million and is expected to be recognized over a weighted-average period of 1.9 years.

A summary of performance-based vesting restricted stock units activity for the year ended June 30, 2022, was as follows:

Weighted
average
	Number of	grant-date fair
Restricted stock units - performance based	awards	value per share

Outstanding balance, June 30, 2021	—	$—
Forfeited	—	$—
Vested	—	$—
Granted	258,767	$5.18
Outstanding balance, June 30, 2022	258,767	$5.18

The fair value of the performance-based restricted stock units and performance-based stock options granted during the year ended June 30, 2022, was based upon a Monte Carlo option pricing model using the assumptions in the following table:

2022
Expected volatility	34.5%
Expected term (in years)	5.0
Interest rate	1.56%
Dividend yield	0%
Weighted-average fair values	$5.18
Fair value of underlying stock	$7.89

The total unrecognized compensation cost related to performance-based vesting restricted stock units outstanding as of June 30, 2022, was $1.1 million and is expected to be recognized over a weighted-average period of 3.3 years.

Nonqualified Stock Options

A summary of time-based vesting stock option activity for the year ended June 30, 2022, was as follows:

		Weighted
		average
	Number of	grant-date fair
Stock options - time based	awards	value per share

Outstanding balance, June 30, 2021	—	$—
Granted	554,499	$1.61
Forfeited	—	$—
Outstanding balance, June 30, 2022	554,499	$1.61

The total unrecognized compensation costs related to time-based vesting stock options outstanding as of June 30, 2022, was $0.6 million and is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of the time-based stock options granted during the year ended June 30, 2022, was based upon the Black-Scholes option pricing model using the assumptions in the following table:

2022
Expected volatility	34.5%
Weighted-average expected life (years) - time vesting units	2.9
Interest rate	0.83%
Dividend yield	0%
Weighted-average fair values	$1.61
Fair value of underlying stock	$7.89

A summary of performance-based vesting stock option activity for the year ended June 30, 2022, was as follows:

		Weighted
		average
	Number of	grant-date fair
Stock options - performance based	awards	value per share

Outstanding balance, June 30, 2021	—	$—
Granted	776,299	$3.08
Forfeited	—	$—
Outstanding balance, June 30, 2022	776,299	$3.08

The fair value of the performance-based stock options granted during the year ended June 30, 2022, was based upon a Monte Carlo option pricing model using the assumptions in the table above under the ‘Restricted Stock Units’ heading.

The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of June 30, 2022, was $2.0 million and is expected to be recognized over a weighted-average period of 3.4 years.

Note 12:  Income Taxes

The Company’s effective income tax rate for the years ended June 30, 2022 and 2021 was (10.0%) and (27.9%), respectively, which differed from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in each period as a result of the following factors:

	Year ended June 30,
	2022	2021

	in thousands

Statutory rate	$(1,520)	$(7,343)
IRC Section 162(m) limitation (a)	506	12,526
Transaction costs (b)	—	2,770
Change in valuation allowance	2,738	1,500
Permanent adjustments	662	306
Prior year true-up and other	389	(227)
Income from entities not subject to taxation	302	66
State tax	(2,354)	173
Provision for income taxes	$723	$9,771
(a)	Reflects the permanent addback for the Section 162(m) limitation, which limits the deduction of compensation for the five highest paid officers to $1,000,000.
(b)	Amount relates to transaction costs incurred as a result of the July 27, 2020 transaction between us, Ignite Aggregator LP (an investment vehicle owned by certain funds advised by Apax Partners LLP) and our then existing equity holders entering into a Securities Purchase Agreement.

Provision for income taxes consisted of the following for the years ended June 30, 2022 and 2021:

	Year ended June 30,
	2022	2021

	in thousands
Current:
Federal	$(998)	$2,710
State	(339)	642
Total current tax expense	(1,337)	3,352

Deferred:
Federal	1,408	5,342
State	652	1,077
Total deferred tax expense	2,060	6,419
Total provision for income taxes	$723	$9,771

The significant components of deferred tax assets and liabilities were as follows for the years ended June 30, 2022 and 2021:

	Year ended June 30,
	2022	2021

	in thousands

Deferred tax assets:
Amortization	$686	$2,241
Federal net operating losses	3,083	—
State net operating losses	4,048	1,887
Transaction costs	—	1,092
Provision for uncollectible accounts	869	1,112
Accrued vacation	828	979
Reported and estimated claims	1,025	941
Stock-based compensation	185	428
Accrued bonuses	102	65
Interest Expense	496	—
Other	6	—
Total deferred tax assets	11,328	8,745
Valuation allowance	(4,050)	(1,887)
Deferred tax assets, net of valuation allowance	7,278	6,858
Deferred tax liabilities:
Goodwill	(9,108)	(9,934)
Depreciation	(8,430)	(7,394)
Equity investment	(5,429)	(3,222)
Prepaid expenses	(2,072)	(2,008)
Total deferred tax liabilities	(25,039)	(22,558)
Net deferred tax liability	$(17,761)	$(15,700)

Carryforwards

The Company had state net operating loss carryforwards of $73.1 million and $30.9 million at June 30, 2022 and 2021, respectively, which will begin to expire in 2037 if not utilized. Included in this is a city net operating loss which will begin to expire in 2025 if not utilized. Additionally, the Company federal net operating loss carryforwards of $14.7 million and $0 as of June 30, 2022 and 2021, respectively.

Valuation Allowance

The Company has provided $4.1 million and $1.9 million at June 30, 2022 and June 30, 2021, respectively, as a valuation allowance against its deferred tax assets for state net operating losses and state 163(j) interest expense limitations where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.

Other

The Company had no uncertain tax positions at June 30, 2022 and 2021.

The Company files income tax returns as a consolidated group, excluding SH1 and InnovAge Sacramento, in the U.S. federal jurisdiction and various states and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by U.S. federal and various U.S. state-taxing authorities.

The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations, or liquidity. The Company is subject to income tax examinations by U.S. federal and state jurisdictions for the period ended June 30, 2019 and forward. The Company is subject to income tax examinations by California, Colorado and New Mexico state jurisdictions for the period ended June 30, 2018 and forward.

Note 13:  Related Parties

PWD VIE. Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, Continental Community Housing, the general partner of PWD and our wholly-owned subsidiary (the “General Partner”),  helped fund operating deficits and shortfalls of PWD in the form of a loan (the “PWD Loan”). At each of  June 30, 2022 and 2021, $0.7 million was recorded in Deposits and other. The PWD Loan does not accrue interest. Additionally, the General Partner is paid an administration fee of $35,000 per year.

Note 14:  Segment Reporting

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

As of June 30, 2022, the Company served approximately 6,650 PACE participants, making it the largest PACE provider in the U.S. based upon participants served, and operated 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia. PACE, an alternative to nursing homes, is a managed care, capitated program, which serves the frail elderly in a community-based service model. Participants receive all medical services through a comprehensive, consolidated model of care. Capitation payments are received from Medicare parts C and D; Medicaid; VA, and private pay sources. The Company is at risk for all health and allied care costs incurred with respect to the care of its participants, although it does negotiate discounted rates with its provider network consisting of hospitals, nursing homes, assisted living facilities, and medical specialists. Additionally, under the Medicare Prescription Drug Plan, the CMS share part of the risk for providing prescription medication to the Company’s participants.

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

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the twelve months ended:

	June 30, 2022			June 30, 2021
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$696,998	$—	$696,998	$635,322	$—	$635,322
Other service revenue	403	1,239	1,642	294	2,184	2,478
Total revenues	697,401	1,239	698,640	635,616	2,184	637,800
External provider costs	383,046	—	383,046	309,317	—	309,317
Cost of care, excluding depreciation and amortization	178,904	1,318	180,222	151,412	2,991	154,403
Center-Level Contribution Margin	135,451	(79)	135,372	174,887	(807)	174,080
Overhead costs(2)	125,948	(94)	125,854	154,607	(38)	154,569
Depreciation and amortization	13,491	433	13,924	11,951	343	12,294
Equity loss	—	—	—	1,343	—	1,343
Other operating (income) expense	—	—	—	18,211	—	18,211
Interest expense, net	2,335	191	2,526	16,595	192	16,787
Loss on extinguishment of debt	—	—	—	14,479	—	14,479
Gain on equity method investment	—	—	—	(10,871)	—	(10,871)
Other expense (income)	305	—	305	2,237	—	2,237
Income (Loss) Before Income Taxes	$(6,628)	$(609)	$(7,237)	$(33,665)	$(1,304)	$(34,969)
(1)	Center-level Contribution Margin from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments consist of Homecare and Senior Housing. Neither of those segments has ever met any of the quantitative thresholds for determining reportable segments.
(2)	Overhead consists of the Sales and marketing and Corporate, general and administrative financial statement line items.

Note 15:  Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. As of June 30, 2022, there were 1,035,066 performance-based awards excluded from the calculation of diluted EPS. There were no performance-based awards excluded from diluted EPS at June 30, 2021.

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended June 30,
in thousands, except share values	2022	2021
Net income (loss) attributable to InnovAge Holding Corp.	$(6,521)	$(43,986)
Weighted average common shares outstanding (basic)	135,519,970	123,618,702
EPS (basic)	$(0.05)	$(0.36)

Dilutive shares	—	—
Weighted average common shares outstanding (diluted)	135,519,970	123,618,702
EPS (diluted)	$(0.05)	$(0.36)

Note 16:  Subsequent Event

The Company has evaluated subsequent events through September 13, 2022, the date on which the condensed consolidated financial statements were issued.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2022.

This Form 10-K does not include an attestation report on internal controls over financial reporting of the Company's registered public accounting. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes to our Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  OTHER INFORMATION

Not applicable

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item, other than the information regarding the code of ethics and business conduct set forth below, will be set forth in the Proxy Statement relating to our upcoming Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the fiscal year ended June 30, 2022, and is incorporated in this Annual Report by reference.

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

Item 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated in this Annual Report by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated in this Annual Report by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated in this Annual Report by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated in this Annual Report by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1)    FINANCIAL STATEMENTS

The financial statements required under this Item begin on page 79 of this Annual Report on Form 10-K.

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

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 22, 2021).
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

10.4+

Employment Agreement, effective as of December 1, 2021, by and between InnovAge Holding Corp. and Patrick Blair (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.5+

Employment Agreement, dated as of April 13, 2017, by and between Barbara Gutierrez and Total Community Options, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

10.6+*	Employment Agreement, dated as of November 30, 2021, by and between Nicole D’Amato and Total Community Options, Inc.
10.7+*	Employment Agreement, dated as of February 19, 2018, by and between Maria Lozzano and InnovAge Holding Corp.
10.8+*	First Amendment to Employment Agreement, dated as of May 22, 2020, by and between Maria Lozzano and Total Community Options, Inc.
10.9+*	Employment Agreement, dated as of August 15, 2022, by and between Richard Feifer and Total Community Options, Inc.
10.10+

Separation Letter, dated as of January 1, 2022, by and between InnovAge Holding Corp. and Maureen Hewitt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K file with the SEC on January 3, 2022).

10.11+	InnovAge Holding Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 5, 2021).
10.12+	TCO Group Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).
10.13+	Form of Stock Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 24, 2021).
10.14+	Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 24, 2021).
21*	Subsidiaries of InnovAge Holding Corp.
23*	Consent of Deloitte & Touche LLP
24*	Powers of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date: September 13, 2022	INNOVAGE HOLDING CORP.

	By:	/s/ Barbara Gutierrez
	Name:	Barbara Gutierrez
	Title:	Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Patrick Blair, Barbara Gutierrez and Nicole D’Amato, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 13, 2022.

Signature	Title

/s/ Patrick Blair	President and Chief Executive Officer (principal executive officer)
Patrick Blair

/s/ Barbara Gutierrez	Chief Financial Officer (principal financial officer and principal accounting officer)
Barbara Gutierrez

/s/ John Ellis Bush	Director
John Ellis Bush

/s/ James Carlson	Director, Chairman of the Board
James Carlson

/s/ Andrew Cavanna	Director
Andrew Cavanna

/s/ Caroline Dechert	Director
Caroline Dechert

/s/ Edward Kennedy, Jr.	Director
Edward Kennedy, Jr.

/s/ Pavithra Mahesh	Director
Pavithra Mahesh

/s/ Thomas Scully	Director
Thomas Scully

/s/ Marilyn Tavenner	Director
Marilyn Tavenner

/s/ Sean Traynor	Director
Sean Traynor

/s/ Richard Zoretic	Director
Richard Zoretic