Form 10-Q
period 2022-09-30
InnovAge Holding Corp.
filed 2022-11-08
CIK 1834376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 135,570,008 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2022

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
●other factors disclosed in the section entitled “Risk Factors” in our Annual Report for the year ended June 30, 2022 filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2022, as supplemented by our subsequent filings with the SEC.

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

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	June 30,
	2022	2022
Assets
Current Assets
Cash and cash equivalents	$188,222	$184,429
Restricted cash	17	17
Accounts receivable, net of allowance ($4,264 – September 30, 2022 and $3,403 – June 30, 2022)	37,517	35,907
Prepaid expenses	12,165	13,842
Income tax receivable	5,010	6,761
Total current assets	242,931	240,956
Noncurrent Assets
Property and equipment, net	181,086	176,260
Operating lease assets	22,995	—
Investments	5,493	5,493
Deposits and other	2,565	2,812
Goodwill	124,217	124,217
Other intangible assets, net	5,693	5,858
Total noncurrent assets	342,049	314,640
Total assets	$584,980	$555,596
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$50,858	$50,562
Reported and estimated claims	35,974	38,454
Due to Medicaid and Medicare	10,633	9,130
Current portion of long-term debt	3,793	3,793
Current portion of finance lease obligations	3,376	3,368
Current portion of operating lease obligations	3,420	—
Deferred revenue	23,361	—
Total current liabilities	131,415	105,307
Noncurrent Liabilities
Deferred tax liability, net	14,290	17,761
Finance lease obligations	8,792	9,440
Operating lease obligations	20,725	—
Other noncurrent liabilities	1,135	1,134
Long-term debt, net of debt issuance costs	67,369	68,210
Total liabilities	243,726	201,852
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	14,734	15,278
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of September 30, 2022 and June 30, 2022; 135,570,078 and 135,532,811 issued shares as of September 30, 2022 and June 30, 2022, respectively	136	136
Additional paid-in capital	328,708	327,499
Retained earnings (deficit)	(8,344)	4,729
Total InnovAge Holding Corp.	320,500	332,364
Noncontrolling interests	6,020	6,102
Total stockholders’ equity	326,520	338,466
Total liabilities and stockholders’ equity	$584,980	$555,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except number of shares and per share data)

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Revenues
Capitation revenue	$170,931	$172,554
Other service revenue	287	516
Total revenues	171,218	173,070
Expenses
External provider costs	96,237	90,012
Cost of care, excluding depreciation and amortization	53,557	40,728
Sales and marketing	4,413	6,293
Corporate, general and administrative	30,181	21,084
Depreciation and amortization	3,433	3,293
Total expenses	187,821	161,410
Operating Income (Loss)	(16,603)	11,660

Other Income (Expense)
Interest expense, net	(603)	(547)
Other income (expense)	37	(493)
Total other expense	(566)	(1,040)
Income (Loss) Before Income Taxes	(17,169)	10,620
Provision (Benefit) for Income Taxes	(3,470)	2,996
Net Income (Loss)	(13,699)	7,624
Less: net loss attributable to noncontrolling interests	(626)	(62)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(13,073)	$7,686

Weighted-average number of common shares outstanding - basic	135,566,117	135,516,513
Weighted-average number of common shares outstanding - diluted	135,566,117	135,516,513

Net income (loss) per share - basic	$(0.10)	$0.06
Net income (loss) per share - diluted	$(0.10)	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Additional	Retained				Total	Redeemable
	Capital Stock		Paid-in	Earnings	Treasury Stock		Noncontrolling	Permanent	Noncontrolling Interests	Net Income
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interests	Stockholders' Equity	(Temporary Equity)	(Loss)

Balances, June 30, 2021	135,516,513	$136	$323,760	$10,663	—	$—	$6,420	$340,979	16,986
Stock-based compensation	—	—	958	—	—	—	—	958	—
Adjustments to redemption value	—	—	—	587	—	—	—	587	(587)
Net income (loss)	—	—	—	7,686	—	—	(94)	7,592	32	7,624
Balances, September 30, 2021	135,516,513	$136	$324,718	$18,936	—	$—	$6,326	$350,116	$16,431	$

			Additional	Retained				Total	Redeemable
	Capital Stock		Paid-in	Earnings	Treasury Stock		Noncontrolling	Permanent	Noncontrolling Interests	Net Income
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Interests	Stockholders' Equity	(Temporary Equity)	(Loss)

Balances, June 30, 2022	135,532,811	$136	$327,499	$4,729	—	$—	$6,102	$338,466	15,278
Stock-based compensation	37,267	—	1,209	—	—	—	—	1,209	—
Adjustments to redemption value	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(13,073)	—	—	(82)	(13,155)	(544)	(13,699)
Balances, September 30, 2022	135,570,078	$136	$328,708	$(8,344)	—	$—	$6,020	$326,520	$14,734	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$(13,699)	$7,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gain) Loss on disposal of assets	(37)	493
Provision for uncollectible accounts	1,571	1,268
Depreciation and amortization	3,433	3,293
Noncash lease expense	761	—
Amortization of deferred financing costs	107	107
Stock-based compensation	1,209	958
Deferred income taxes	(3,470)	1,230
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(3,180)	2,929
Prepaid expenses	1,678	(1,597)
Income tax receivable	1,750	1,766
Deposits and other	246	(309)
Accounts payable and accrued expenses	1,155	1,248
Reported and estimated claims	(2,480)	106
Due to Medicaid and Medicare	1,503	1,443
Operating lease liabilities	(781)	—
Deferred revenue	23,361	—
Net cash provided by operating activities	13,127	20,559
Investing Activities
Purchases of property and equipment	(7,666)	(3,042)
Purchase of cost method investment	—	(2,000)
Net cash used in investing activities	$(7,666)	$(5,042)
Financing Activities
Payments for finance lease obligations	(720)	(505)
Principal payments on long-term debt	(948)	(947)
Net cash used in financing activities	(1,668)	(1,452)

INCREASE IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	3,793	14,065
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	184,446	203,700
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$188,239	$217,765

Supplemental Cash Flows Information
Interest paid	$700	$573
Income taxes paid	$13	$—
Property and equipment included in accounts payable	$2,446	$272
Property and equipment purchased under finance leases	$80	$127

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1:  Business

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

As of September 30, 2022, the Company served approximately 6,540 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

PACE is a fully-capitated managed care program, which serves the frail elderly, and predominantly dual-eligible, population in a community-based service model. InnovAge is obligated to provide, and participants receive all needed healthcare services through an all-inclusive, coordinated model of care, and the Company is at risk for 100% of healthcare costs incurred with respect to the care of its participants. PACE programs receive capitation payments directly from Medicare Parts C and D, Medicaid, Veterans Administration (“VA”), and private pay sources. Additionally, under the Medicare Prescription Drug Plan, the Centers for Medicare and Medicaid Services (“CMS”) share part of the risk for providing prescription medication to the Company’s participants.

The Company’s common stock is traded on the Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “INNV.”

Note 2:  Summary of Significant Accounting Policies

The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2022 (“2022 10-K”). With the exception of Recently Adopted Accounting Pronouncements described below, there were no significant changes to those accounting policies during the three months ended September 30, 2022.

Basis of Preparation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended June 30, 2022. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of InnovAge, its wholly owned subsidiaries, variable interest entities (“VIEs”)

for which it is the primary beneficiary and entities for which it has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

The Company does not have any components of comprehensive income and comprehensive income is equal to net income (loss) reported in the statements of operations for all periods presented.

Property and Equipment

Property and equipment were comprised of the following as of September 30, 2022 and June 30, 2022:

	Estimated
dollars in thousands	Useful Lives	September 30, 2022	June 30, 2022
Land	N/A	$11,980	$11,980
Buildings and leasehold improvements	10 - 40 years	122,076	122,076
Software	3 - 5 years	16,425	16,264
Equipment and vehicles	3 - 7 years	48,054	47,546
Construction in progress	N/A	42,783	35,479
		241,318	233,345
Less: accumulated depreciation and amortization		(60,232)	(57,085)
Total property and equipment, net		$181,086	$176,260

Depreciation of $3.1 million and $3.1 million was recorded during the three months ended September 30, 2022 and 2021, respectively.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 Leases (“ASU 2016-02”), which was intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a right-of-use (“ROU”) asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Additionally, this guidance requires enhanced disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. In June 2020, the FASB issued ASU 2020-05 Revenue from contracts with customers (Topic 606) and leases (Topic 842) – Effective dates for certain entities which deferred the new lease standard effective date for the Company to interim periods beginning after December 15, 2022, with early adoption permitted.

We adopted the new standard on July 1, 2022 using the modified retrospective transition approach as permitted in ASU 2018-11. In accordance with this approach, the effective date of Topic 842 is also the application date of the new requirements, with prior comparative periods presented in the financial statements with the legacy requirements of ASC Topic 840, Leases. We elected the package of practical expedients which permits us not to reassess under the new lease standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under the new lease standard. We also elected to adopt the optional transition method which allows an entity to recognize, if necessary, a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment conclusions on the ROU assets. Comparative periods presented in the financial statements continue to be presented in accordance with GAAP related to leases prior to transitioning to the new lease standard. The adoption of Topic 842 resulted in the recognition of operating lease liabilities and ROU assets of $25.1 million and $23.6 million, respectively, while our accounting for capital leases (now referred to as finance leases) remained substantially unchanged. The impact of adopting Topic 842 was not material to our Statements of Operations and Statements of Cash Flows. See Note 7, “Leases.”

Recent Accounting Pronouncements Not Yet Adopted

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

The Company disaggregates capitation revenue from the following sources for the three months ended:

	September 30,
	2022	2021
Medicaid	55%	53%
Medicare	45%	47%
Private pay and other	* %	* %
Total	100%	100%

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

The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised 13% and 12% of capitation revenues for the three months ended September 30, 2022 and 2021, respectively.

Our accounts receivable as of September 30, 2022 and June 30, 2022 is primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	September 30,	June 30,
	2022	2022
Medicaid	45%	70%
Medicare	48%	22%
Private pay and other	7%	8%
Total	100%	100%

The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $4.3 million as of September 30, 2022, compared to $3.4 million as of June 30, 2022. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.

Other Service Revenue and Accounts Receivable

Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Other service revenue was 0.2% and 0.3% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Accounts receivable related to other service revenue was not significant as of both September 30, 2022 and June 30, 2022.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies.”

Note 4:  Investments

The Company holds equity method and cost method investments as of:

	September 30,	June 30,
in thousands	2022	2022
Cost method investments	$4,645	$4,645
Equity method investments	848	848
Total investments	$5,493	$5,493

Nonconsolidated Entities

Cost Method Investments

The Company maintains two investments that are accounted for using the cost method. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three months ended September 30, 2022 and 2021, there were no observable price changes or impairments recorded.

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

DispatchHealth

On June 14, 2019, the Company invested $1.5 million in DispatchHealth Holdings, Inc. ("DispatchHealth"), through the purchase of a portion of its outstanding Series B Preferred Stock. On April 2, 2020, the Company invested an additional $1.1 million through the purchase of a portion of its outstanding Series C Preferred Stock. The balance of the Company’s investment is $2.6 million which represents the maximum exposure to loss.

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

PWD is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting. The equity earnings of PWD are insignificant. As of September 30, 2022, the balance of the Company’s investment in PWD is $0.8 million which represents the maximum exposure to loss.

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

Redeemable Noncontrolling Interest

InnovAge Sacramento

On March 18, 2019, in connection with the formation of InnovAge Sacramento, the joint venture with Adventist Health System/West (“Adventist”) and Eskaton Properties, Incorporated (“Eskaton”), the Company contributed $9.0 million in cash and land valued at $4.2 million for a 59.9% membership interest in the joint venture, InnovAge Sacramento. Further, Adventist contributed $5.8 million in cash and Eskaton contributed $3.0 million in cash for membership interests of 26.4% and 13.7%, respectively. In fiscal year 2021, the Company made an additional contribution of $52,000 and obtained an additional 0.1% membership interest in the joint venture, which resulted in the Company obtaining control and consolidating InnovAge Sacramento as of January 1, 2021.

The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the Joint Venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. As of September 30, 2022, none of the conditions specified in the JV Agreement had been met.  At the time the Company became a publicly traded company these put rights held by the noncontrolling interests of the joint venture were required to be presented as temporary equity. The redeemable noncontrolling interest of $14.7 million was recorded at carrying value as of September 30, 2022.

Note 5:  Fair Value Measurements

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

Recurring Measurements

The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of September 30, 2022, the Company’s redeemable noncontrolling interest was recorded at carrying value of $14.7 million.

There were no transfers in and out of Level 3 during the three months ended September 30, 2022 or 2021.

Note 6:  Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounted to $124.2 million at each of September 30, 2022 and June 30, 2022. Goodwill is not amortized.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the three months ended September 30, 2022 and 2021.

Intangibles assets consisted of the following as of:

	September 30,	June 30,
in thousands	2022	2022
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(2,907)	(2,742)
Balance as of end of period	$5,693	$5,858

Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively.

We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the three months ended September 30, 2022 and 2021.

Note 7:  Leases

Leasing Arrangements as Lessee

The Company leases certain property and equipment under various third-party operating and finance lease agreements. The Company determines if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. The leases are noncancelable and expire on various terms from 2022 through 2032. We determine if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), we recognize an ROU asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may also include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have elected to apply the short-term lease exception for contracts that have a lease term of twelve months or less and do not include an option to purchase the underlying asset. Therefore, we do not recognize a ROU asset or lease liability for such contracts. We recognize short-term lease payments as expense on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or rate are recognized as expense. Certain leases include escalations based on inflation indexes and fair market value adjustments. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement for such leases.

The following table presents the components of our ROU assets and their classification in our Balance Sheet at September 30, 2022:

Component of Lease Balances	Balance Sheet Line Items	Three months ended September 30,
		2022
		in thousands
Assets:
Operating lease assets	Operating lease assets	$22,995
Finance lease assets	Property and equipment, net	10,434
Total leased assets		$33,429

The following table presents the components of our lease cost and the classification of such costs in our Statements of Operations for the three months ended September 30, 2022:

Component of Lease Cost	Statements of Operations Line Items	Three months ended September 30,
		2022
		in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$1,025
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	769
Interest on lease liabilities	Interest expense, net	317
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	—
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	11
Total lease expense		$2,122

The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of September 30, 2022:

Weighted average remaining lease term:	September 30,
2022
Operating leases	8.8 years
Finance leases	3.8 years

Weighted average discount rate:	September 30,
2022
Operating leases	6.61%
Finance leases	8.76%

The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to September 30, 2022:

	Operating	Finance
in thousands	Lease	Lease	Total
Amount remaining in 2023	$3,586	$3,320	$6,906
2024	4,543	3,922	8,465
2025	4,136	3,140	7,276
2026	4,061	2,115	6,176
2027	3,764	1,419	5,183
Thereafter	10,302	537	10,839
Total lease payments	30,392	14,453	44,845
Less liability accretion / imputed interest	(6,247)	(2,285)	(8,532)
Total lease liabilities	24,145	12,168	36,313
Less: Current lease liabilities	3,420	3,376	6,796
Total long-term lease liabilities	$20,725	$8,792	$29,517

The following table includes the future maturities of minimum rental payments that are required to be paid under all non-cancelable operating and capital lease obligations as previously disclosed in our 2022 Annual Report on Form 10-K as of June 30, 2022, prior to the adoption of ASC 842:

	Operating	Capital
in thousands	Lease	Lease
Amount remaining in 2023	$4,873	$4,405
2024	4,581	3,909
2025	4,122	3,126
2026	4,061	2,092
2027	3,764	1,393
Thereafter	10,265	535
Total minimal rental payments	31,666	15,460
Less: Amount representing interest		(2,652)
Subtotal		12,808
Current portion		3,368
Long-term portion		$9,440

Note 8.  Long Term Debt

Long-term debt consisted of the following at September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022

	in thousands
Senior secured borrowings:
Term Loan Facility	$70,313	$71,250
Convertible term loan	2,317	2,327
Total debt	72,630	73,577
Less: unamortized debt issuance costs	1,468	1,574
Less: current maturities	3,793	3,793
Noncurrent maturities	$67,369	$68,210
(a)	The interest rates on the Term Loan Facility and Revolving Credit Facility are described below.
(b)	The remaining capacity under the Revolving Credit Facility as of September 30, 2022 was $100.0 million, subject to (i) any issued amounts under our letters of credit, which as of September 30, 2022 was $2.6 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing.

2021 Credit Agreement

On March 8, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”) that replaced its prior credit agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the Term Loan Facility, together with proceeds from the Company’s initial public offering (“IPO”), were used to repay long term debt amounts then outstanding.

Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of September 30, 2022, the interest rate on the Term Loan Facility was 2.21%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of September 30, 2022, we had no borrowings outstanding under the Revolving Credit Facility.

The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of September 30, 2022, the Company was in compliance with the covenants of the 2021 Credit Agreement.

The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.3 million for the three months ended September 30, 2022.

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

On October 14, 2021, and subsequently amended on June 21, 2022, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and the underwriters in the Company’s IPO, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and subsequent earnings calls and public filings, and seeking compensatory damages, among other things. We are currently unable to predict the outcome of this matter.

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

	Three months ended September 30,
	2022	2021

	in thousands

Stock options	$570	$—
Profits interests units	254	590
Restricted stock units	476	368
Total stock-based compensation expense	$1,300	$958

2020 Equity Incentive Plan

Profits Interests

TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the 2020 Equity Incentive Plan pursuant to which interests in the LP in the form of Class B Units (profits interests) could be granted to employees, directors, consultants, and advisers. A maximum number of 16,162,177 Class B Units were authorized for grant under the 2020 Equity Incentive Plan. As of September 30, 2022, a total of 13,009,137 profits interests units had been granted under the 2020 Equity Incentive Plan.

The Company used the Monte Carlo option model to determine the fair value of the profits interests units at the time of the grant. There were no grants following the IPO and during the three months ended September 30, 2022.

A summary of profits interests activity for the three months ended September 30, 2022 was as follows:

	Number of	Weighted average
Time-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2022	2,158,072	$1.28
Granted	—	$—
Forfeited	—	$—
Vested	(821,331)	$1.28
Outstanding balance, September 30, 2022	1,336,741	$1.28

	Number of	Weighted average
Performance-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2022	2,217,865	$0.57
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, September 30, 2022	2,217,865	$0.57

The total unrecognized compensation cost related to profits interests units outstanding as of September 30, 2022 was $2.8 million, comprised (i) $1.6 million related to time-based unit awards expected to be recognized over a weighted-average period of 0.9 years and (ii) $1.3 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.

2021 Omnibus Incentive Plan

In March 2021, the compensation committee of our Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (the “2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest (i) on March 4, 2023, the second anniversary of the grant date, or (ii) over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units with time based vesting is based on the closing market price of our common stock on the date of grant. Certain awards under this plan vest upon achieving specific share price performance criteria and are determined to have performance-based vesting conditions. The Company has issued time-based stock options under this plan to its employees which generally vest at various intervals over a three-year period. Certain awards under this plan vest upon achieving specific share price performance criteria and are determined to have performance-based vesting conditions.

Restricted Stock Units

A summary of time-based vesting restricted stock units activity for the three months ended September 30, 2022 was as follows:

		Weighted
		average
	Number of	grant-date fair
Restricted stock units - time based	awards	value per share

Outstanding balance, June 30, 2022	476,768	$9.69
Forfeited	(84,688)	$5.45
Vested	(51,519)	$4.50
Granted	986,200	$5.99
Outstanding balance, September 30, 2022	1,326,761	$5.99

The total unrecognized compensation cost related to time based restricted stock units outstanding as of September 30, 2022 was $5.9 million and is expected to be recognized over a weighted-average period of 2.6 years.

A summary of performance based vesting restricted stock units activity for the three months ended September 30, 2022 was as follows:

Weighted
average
	Number of	grant-date fair
Restricted stock units - performance based	awards	value per share

Outstanding balance, June 30, 2022	258,767	$5.18
Forfeited	—	$—
Vested	—	$—
Granted	—	$—
Outstanding balance, September 30, 2022	258,767	$5.18

The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of September 30, 2022 was $1.0 million and is expected to be recognized over a weighted-average period of 3.1 years.

Nonqualified Stock Options

A summary of time-based vesting stock option activity for the three months ended September 30, 2022 was as follows:

		Weighted
		average
	Number of	grant-date fair
Stock options - time based	awards	value per share

Outstanding balance, June 30, 2022	554,499	$1.61
Granted	81,082	$0.80
Forfeited	—	$—
Outstanding balance, September 30, 2022	635,581	$1.21

The total unrecognized compensation cost related to time-based vesting stock options outstanding as of September 30, 2022 was $0.6 million and is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of the time-based stock options granted during the three months ended September 30, 2022, was based upon the Black-Scholes option pricing model using the assumptions in the following table:

2022
Expected volatility	34.5%
Weighted-average expected life (years) - time vesting units	2.9
Interest rate	1.56%
Dividend yield	0%
Weighted-average fair values	$0.80
Fair value of underlying stock	$3.70

A summary of performance-based vesting stock option activity for the three months ended September 30, 2022 was as follows:

		Weighted
		average
	Number of	grant-date fair
Stock options - performance based	awards	value per share

Outstanding balance, June 30, 2022	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Outstanding balance, September 30, 2022	776,299	$3.08

The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of September 30, 2022 was $1.9 million and is expected to be recognized over a weighted-average period of 3.1 years.

Note 11:  Income Taxes

The Company recorded an income tax benefit of $3.5 million and an income tax provision of $3.0 million for the three months ended September 30, 2022 and 2021, respectively. This represents an effective tax rate of 20.6% and 28.2% for the three months ended September 30, 2022 and 2021, respectively.

The effective rate for the three months ended September 30, 2022 was different from the federal statutory rate primarily due to the Company’s book loss offset partially by disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m), disallowed stock options related to the profit interest units, and lobbying expenses which occurred during the three month period.

The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the three-month period ended September 30, 2022, the Company has determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company has provided $4.1 million at each of September 30, 2022 and June 30, 2022, as a valuation allowance against its deferred tax assets for state net operating losses where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.

Note 12:  Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. As of September 30, 2022, there was no dilutive shares therefore, there was no difference between basic and diluted net loss per common shares.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,
in thousands, except share values	2022	2021
Net income (loss) attributable to InnovAge Holding Corp.	$(13,073)	$7,686
Weighted average common shares outstanding (basic)	135,566,117	135,516,513
EPS (basic)	$(0.10)	$0.06

Dilutive shares	—	—
Weighted average common shares outstanding (diluted)	135,566,117	135,516,513
EPS (diluted)	$(0.10)	$0.06

Note 13:  Segment Reporting

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

The following table summarizes the operating results regularly provided to the CODM by reportable segment:

	September 30, 2022			September 30, 2021
(In thousands)	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$170,931	$—	$170,931	$172,554	$—	$172,554
Other service revenue	77	210	287	9	507	516
Total revenues	171,008	210	171,218	172,563	507	173,070
External provider costs	96,237	—	96,237	90,012	—	90,012
Cost of care, excluding depreciation and amortization	53,411	146	53,557	40,101	627	40,728
Center-Level Contribution Margin	21,360	64	21,424	42,450	(120)	42,330
Overhead costs(2)	34,574	20	34,594	27,391	(14)	27,377
Depreciation and amortization	3,326	107	3,433	3,185	108	3,293
Interest expense, net	(557)	(46)	(603)	(496)	(51)	(547)
Other expense (income)	37	—	37	(493)	—	(493)
Income (Loss) Before Income Taxes	$(17,060)	$(109)	$(17,169)	$10,885	$(265)	$10,620

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

Note 14:  Related Party Transactions

Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, the general partner, who is a subsidiary of the Company (the “General Partner”), helped fund operating deficits and shortfalls of PWD in the form of a loan. At each of September 30, 2022 and June 30, 2022, $0.7 million was recorded in Deposits and other. Additionally, the General Partner is paid an administration fee of $35,000 per year.

Note 15:  Subsequent Events

The Company has evaluated subsequent events through the date on which the condensed consolidated financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties, including those discussed below and in the section entitled “Cautionary Note on Forward-Looking Statements.” Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“2022 10-K”).

Overview

InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of September 30, 2022, the Company served approximately 6,540 PACE participants, and operated 18 PACE centers across Colorado, California, New Mexico, Pennsylvania, and Virginia.

Trends and Uncertainties Affecting the Company

During fiscal year 2022, the U.S. and global economies experienced adverse macroeconomic effects in part resulting from the ongoing effects of the COVID-19 pandemic, as discussed in more detail below. These effects included inflation and increased wages due to labor shortages. In fiscal year 2022, in response to high levels of inflation, we began to implement various mitigation strategies to reduce costs of operation, including consolidating services and price negotiations with providers and vendors. The effects of inflation, after accounting for these mitigation strategies, were immaterial to our financial results for the three months ended September 30, 2022. However, we expect inflation is likely to continue for most or all of fiscal year 2023, and even though we expect to continue mitigation efforts, there can be no assurance that our strategies will be sufficient.

In addition, the increased wage pressure, exacerbated by the labor shortage, increased the cost of providing care and our overall operating expenses. The combination of increased wage pressure and labor shortage amongst healthcare personnel, and specifically, trained personnel, has impacted and may continue to impact our expenses and ability to adhere to the complex government laws and regulations that apply to our business. Operating expenses increased $26.4 million, or 16.4%, for the three months ended September 30, 2022 compared to 2021 due to, in part, the increased cost of care and related cost per participant. We continue to evaluate increased costs and methods to mitigate or offset such costs.

Impact of Macroeconomic Conditions and COVID-19

The COVID-19 pandemic altered the behavior of businesses and people, the effects of which, to some extent, continue on federal, state and local economies.

Expenses. The virus has and continues to impact older adults, especially those with chronic illnesses, which describes our participants. The United States experienced supply chain issues with respect to personal protective equipment (“PPE”) and other medical supplies during the height of the pandemic. Global logistics network challenges resulted in higher prices for medical supplies we require. While uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook, supply chain disruptions have begun to alleviate and prices for certain medical supplies have begun to normalize.

Labor market. The COVID-19 pandemic has and continues to exacerbate difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that requires training. In fiscal year 2022, we experienced workforce and labor shortages, within all of our centers. We recognize that our participant-facing staff is critical to delivering quality care. As such, we made market adjustments to certain roles to increase retention and improve our ability to hire. These adjustments resulted in an increase in cost of care further impacted by additional staffing related to compliance and remediation efforts. This increase in conjunction with higher headcount has contributed to increased cost of care for the three months ended September 30, 2022 as discussed in “Results of Operations” below. We continue to assess key roles and benchmarks to market while monitoring trends in the labor market.

For additional information on the various risks posed by macroeconomic events and the ongoing COVID-19 pandemic, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2022 10-K.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:

●	Our ability to effectively implement remediation efforts in our centers as a result of our recent audits. The Company’s priority is to remediate the deficiencies raised in the audit processes in California, Colorado and New Mexico. As part of its actions to do so, the Company has worked with the appropriate authorities to make the necessary changes within the Company to increase care coordination and care documentation among our centers, including working to fill critical personnel gaps at our centers, standardizing the process of our Interdisciplinary Care Teams (“IDTs”), strengthening our home care network and reliability, improving timelines of scheduling and coordinating care with providers outside our centers, among others. See “Audit Processes and Remediation Efforts” below.
●	Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.35 based on InnovAge data as of September 30, 2022; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all of participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive per member, per month (“PMPM”) payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant.
●	Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators. Currently, the Centers for Medicare and Medicaid Services (“CMS”) and state agencies have suspended new enrollments at our Sacramento, California center and at our centers in the State of Colorado.
●	Our ability to maintain high participant satisfaction and retention. We achieved an 76% participant satisfaction rating as of July 1, 2022 and average participant tenure was 3.2 years as of September 30, 2022, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5.7% annually over the last three fiscal years. Approximately 75% of our historical disenrollments have been involuntary, due primarily to participant death or otherwise due to participants moving out of our service areas.
●	Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Because our participants are among the most frail and medically complex individuals in the U.S. healthcare system, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 87% of our revenue in the three months ended September 30, 2022. While we are liable for potentially large medical claims, our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care.
●	Center-level Contribution Margin. As we serve more participants in existing centers, we leverage our fixed cost base at those centers and the value of a center to our business increases over time. The enrollment sanctions in place in Sacramento, California and Colorado limit our ability to grow our participant census and impact Center-level Contribution Margin.
●	Our ability to expand via acquisition or de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including sanctions issued by regulators. On January 7, 2022, the Department of Health Care Services (“DHCS”) of the State of California notified us that it was suspending the State’s previously provided assurances that it would enter into a PACE program agreement with the Company (State Attestations) with respect to de novo centers in the State of California until such time as the corrective action plans (“CAPs”) and the remediation and validation processes for our Sacramento center have been successfully completed and the enrollment sanctions are lifted. In addition, on February 9, 2022, we received notice from the Cabinet for Health and Family Services of the State of Kentucky informing us that they no longer intend to enter into an agreement with us to be a PACE provider in the State of Kentucky. On February 14, 2022, CMS denied our application to develop the previously announced PACE center in Terre Haute, Indiana, which was projected to open in fiscal year 2024 based on deficiencies detected during CMS’ 2021 audits of our Sacramento and Colorado PACE programs. In addition, we have committed to CMS and the Agency for Healthcare Administration in the State of Florida, that we will proactively pause remaining steps with respect to de novo centers to focus on remediating deficiencies raised in the audit processes.
●	Execute tuck-in acquisitions. From fiscal year 2019 through fiscal year 2021, we acquired and integrated three PACE organizations, expanding our InnovAge Platform to one new state and four new markets through those acquisitions. We are disciplined in our approach to acquisitions and have executed multiple types of transactions, including turnarounds and non-profit conversions. Historically, when integrating acquired programs, we worked closely with key constituencies, including local governments, health systems and senior housing providers, to enable continuity of high-quality care for participants. Once restrictions on our ability to open de novo centers are lifted or resolved, we intend to resume execution of tuck-in acquisitions.
●	Contracting with government payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Maintaining, supporting and growing these relationships in existing markets as well as new geographies, is critical to our long-term success.
●	Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and due to additional costs we are incurring and expect to incur as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate and director and officer insurance, investor relations and increased legal, audit, reporting and consulting fees. We also expect to incur additional expenses for the foreseeable future in connection with current and future audits to our centers, remediation plans and current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. Accordingly, in the short term we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.

●	Seasonality of our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s Risk Adjustment Factor score as measured twice per year and is based on the evolving acuity of a participant. Based on the difference between our estimate and the final determination from CMS, we may receive incremental true up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.

Audit Processes and Remediation Efforts

We are routinely subject to, and will continue to be subject to, various governmental inspections, reviews and audits. Set forth below is a summary of the ongoing audits at our centers and updates on such audit processes.

Colorado. In December 2021, each of CMS and the Colorado Department of Health Care Policy & Financing (“HCPF”) suspended new enrollments at the Company’s Colorado centers, based on deficiencies related to participant provision of services detected in the joint audit initiated in May and June 2021. In January and February 2022, we submitted corrective action plans (“CAP”) to each of these agencies, which have been accepted and, in June 2022, both CMS and HCPF began monitoring the implementation of the CAPs. In October 2022, the Company submitted an “Attestation” to CMS stating that it believes it has rectified the deficiencies and complied with the CAPs. CMS will begin validating compliance in December 2022. HCPF will collaborate with CMS but has not provided timing. Timing and results of validation are uncertain and there can be no assurance that the agencies will agree with us or release us from sanctions.

California. On May 10, 2021, CMS began an audit of our Sacramento, California center. In September  2021, CMS determined to suspend new enrollments at our Sacramento center based on deficiencies detected in the audit related to participant provision of services. In that same month, we were further notified that the Department of Health Care Services (“DHCS”) of the State of California had reached the same determination. In October 2021, we submitted a CAP to each of these agencies and have since been executing the CAPs. In October 2022, the Company submitted “Attestations” to CMS and DHCS, stating that it believes it has rectified the deficiencies and complied with the CAPs. CMS will begin validating compliance in November 2022. DHCS has not provided a start date. Timing and results of validation are uncertain and there can be no assurance that the agencies will agree with us or release us from sanctions.

In January 2022, DHCS notified us that it was suspending the State Attestations with respect to de novo centers in the State of California until such time as the enrollment sanctions are lifted.

In March 2022, CMS and DHCS began separate audits of our San Bernardino, California center. In September 2022, CMS issued a final audit report identifying certain deficiencies previously noted in preliminary results. CMS has verbally notified us that no enforcement actions will be taken. We are implementing corrective actions (“iCARs”), and are currently working on the audit close process.

New Mexico. In November 2021, CMS began an audit of our Albuquerque, New Mexico center. In July 2022, CMS verbally notified us that no enforcement actions will be taken, and in October 2022, CMS issued a final audit report. To address the deficiencies related to participant provision of services identified in the audit, we are implementing iCARs  are currently working with CMS on the audit close out process.

Kentucky, Indiana and Florida. The States of Kentucky and Indiana have taken actions to suspend our ability to open de novo centers in those states, and we have committed to regulatory agencies in the State of Florida, that we will proactively pause remaining steps with respect to planned de novo centers in that state.

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

Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are amended annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. New amendments have been executed for the periods (i) January 1, 2021 through December 31, 2022 for California and (ii) July 1, 2022 through June 30, 2023 for all other states, except Pennsylvania, for which we are currently operating in good standing under the 2020 amended agreement while the agency finalizes its current amendment. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2022 10-K.

Other Service Revenue. Other service revenue primarily consists of revenues derived from fee-for-service arrangements, state food grants, rent revenues and management fees. Prior to June 30, 2022 we generated fee-for-service revenue from providing home-care services to non-PACE patients in their homes, for which we billed the patient or their insurance plan on a fee-for-service basis. We no longer offer in-home care services. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2022 10-K.

Operating Expenses

External Provider Costs.   External provider costs consist primarily of the costs for medical care provided by non-InnovAge providers. We separate external provider costs into four categories: inpatient (e.g., hospital), housing (e.g., assisted living and skilled nursing facility), outpatient and pharmacy. In aggregate, external provider costs represent the largest portion of our expenses.

Cost of Care, Excluding Depreciation and Amortization. Cost of care, excluding depreciation and amortization, includes the costs we incur to operate our care delivery model. This includes costs related to salaries, wages and benefits for IDT and other center-level staff, participant transportation, medical supplies, occupancy, insurance and other operating costs. IDT employees include medical doctors, registered nurses, social workers, physical, occupational, and speech therapists, nursing assistants, and transportation workers. Other center-level employees include clinic managers, dieticians, activity assistants and certified nursing assistants. Cost of care excludes any expenses associated with sales and marketing activities incurred at a local level as well as any allocation of our corporate, general and administrative expenses. A portion of our cost of care, including our employee-related costs, is directly related to the number of participants cared for in a center. The remainder of our cost of care is fixed relative to the number of participants we serve, such as occupancy and insurance expenses. As a result, as revenue increases due to census growth, cost of care, excluding depreciation and amortization, moderately decreases as a percentage of revenue. As we open new centers, we expect cost of care, excluding depreciation and amortization, to increase in absolute dollars due to higher census and facility related costs.

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

For more information relating to the components of our results of operations, see Results of Operations below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2022 10-K.

Results of Operations

The following table sets forth our consolidated results of operations for the periods presented:

	Three months ended September 30,
	2022	2021

	in thousands
Revenues
Capitation revenue	$170,931	$172,554
Other service revenue	287	516
Total revenues	171,218	173,070
Expenses
External provider costs	96,237	90,012
Cost of care, excluding depreciation and amortization	53,557	40,728
Sales and marketing	4,413	6,293
Corporate, general and administrative	30,181	21,084
Depreciation and amortization	3,433	3,293
Total expenses	187,821	161,410
Operating Income (Loss)	$(16,603)	$11,660

Other Income (Expense)
Interest expense, net	(603)	(547)
Other income (expense)	37	(493)
Total other expense	(566)	(1,040)
Income (Loss) Before Income Taxes	(17,169)	10,620
Provision (Benefit) for Income Taxes	(3,470)	2,996
Net Income (Loss)	$(13,699)	$7,624
Less: net loss attributable to noncontrolling interests	(626)	(62)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(13,073)	$7,686

Revenues

	Three months ended September 30,
	2022	2021	$ Change	% Change

	in thousands

Capitation revenue	$170,931	$172,554	$(1,623)	(0.9)%
Other service revenue	287	516	(229)	(44.4)%
Total revenues	$171,218	$173,070	$(1,852)	(1.1)%

Capitation revenue. Capitation revenue was $170.9 million for the three months ended September 30, 2022, a decrease of $1.6 million, or 0.9%, compared to $172.6 million for the three months ended September 30, 2021. This decrease was driven by a 5.6% decrease in member months partially offset by a 4.9% increase in capitation rates. The decrease in member months is primarily due to disenrollments and our inability to enroll new participants at our Sacramento, California and Colorado centers as a result of the sanctions. The increase in capitation rates was primarily driven by an annual increase in Medicaid capitation rates as determined by the States and Medicare capitation rates as a result of increased risk score and county rates.

Other service revenue. Other service revenue was $0.3 million for the three months ended September 30, 2022, a decrease of $0.2 million, or 44.4%, from $0.5 million for the three months ended September 30, 2021. The decrease is primarily due to less fee-for-service revenue as a result of winding down our in-home care services during fiscal year 2022.

Operating Expenses

	Three months ended September 30,
	2022	2021	$ Change	% Change

	in thousands

External provider costs	$96,237	$90,012	$6,225	6.9%
Cost of care (excluding depreciation and amortization)	53,557	40,728	12,829	31.5%
Sales and marketing	4,413	6,293	(1,880)	(29.9)%
Corporate, general, and administrative	30,181	21,084	9,097	43.1%
Depreciation and amortization	3,433	3,293	140	4.3%
Total operating expenses	$187,821	$161,410	$26,411	16.4%

External provider costs. External provider costs were $96.2 million for the three months ended September 30, 2022, an increase of $6.2 million, or 6.9%, compared to $90.0 million for the three months ended September 30, 2021. The increase is primarily driven by an increase of $11.2 million, or 13.2%, in cost per participant partially offset by a decrease of $5.0 million, or 5.6%, in member months. The increase in cost per participant is primarily driven by a $7.7 million increase associated with increased housing utilization and cost per day as mandated by certain states.

Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $53.6 million for the three months ended September 30, 2022, an increase of $12.8 million, or 31.5%, compared to $40.7 million for the three months ended September 30, 2021, primarily due to an increase of $15.1 million, or 39.3%, in cost per participant partially offset by a decrease of $2.3 million, or 5.6%, in member months. Of the total variance, the increase was primarily driven by (i) a $7.8 million increase salaries, wages and benefits associated with increased headcount and higher wage rates due to the ongoing competitive labor market, (ii) $1.0 million in third party audit and compliance support, (iii) $1.3 million in increased fleet and contract transportation as a result of higher average daily attendance, increase in external appointments, and higher fuel costs, and (iv) $0.6 million in de novo costs.

Sales and marketing. Sales and marketing expenses were $4.4 million for the three months ended September 30, 2022, a decrease of $1.9 million, or 29.9%, compared to $6.3 million for the three months ended September 30, 2021, primarily due to a $1.3 million reduction in marketing spend and $0.5 million associated with fewer headcount within the sales department, both as a result of sanctions in our Colorado and Sacramento centers.

Corporate, general and administrative. Corporate, general and administrative expenses were $30.2 million for the three months ended September 30, 2022, an increase of $9.1 million, or 43.1%, compared to $21.1 million for the three months ended September 30, 2021. The increase was primarily due to (i) a $3.1 million increase in employee compensation and benefits as the result of an increase in headcount, to support compliance and bolster organizational capabilities, and (ii) $5.1 million in third party costs associated with strengthening organizational capabilities, implementing our core provider initiatives, and assessing our risk-bearing payor capabilities.

Other Income (Expense)

	Three months ended September 30,
	2022	2021	$ Change	% Change

	in thousands

Interest expense, net	$(603)	$(547)	$(56)	10.2%
Other income (expense)	37	(493)	530	107.5%
Total other expense	$(566)	$(1,040)	$474	45.6%

Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $0.6 million for the three months ended September 30, 2022, an increase of $0.1 million, or 10.2%, compared to $0.5 million for the three months ended September 30, 2021. The increase was primarily due to a higher average interest rate, partially offset by a lower outstanding debt balance. For additional information regarding our outstanding indebtedness, see Note 8, “Long-Term Debt” to our condensed consolidated financial statements.

Other income (expense). Other income (expense) consists primarily of  the net proceeds received from the sale of or disposal of property and equipment. Other income (expense) was $0.04 million for the three months ended September 30, 2022, an increase of $0.5 million, or 107.5%, compared to $(0.5 million) for the three months ended September 30, 2021. The increase is primarily due to the recognition of a loss on disposal of assets of $0.5 million  during the three months ended September 30, 2021 related to the write off of certain assets in conjunction with a move to a new facility at our Roanoke, Virginia center.

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

During the three months ended September 30, 2022 and 2021, we reported benefit for income taxes of $3.5 million and a provision for income taxes of $3.0 million, respectively. The decrease of $6.5 million is primarily due (i) our pretax book loss recognized during the three months ended September 30, 2022, as compared to pretax book income recognized during the three months ended September 30, 2021 and (ii) certain permanent differences between the financial and tax accounting treatment of (a) the Section 162(m) limitation on compensation of five highest paid officers, (b) income from entities not subject to tax, and (c) disallowed stock options related to profit unit interests.

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

Net Income (Loss)

During the three months ended September 30, 2022 and 2021, we reported net income (loss) of ($13.7 million) and $7.6 million, respectively, consisting of (i) income (loss) from operations of ($16.6 million) and $11.7 million, respectively, (ii) other expense of $0.6 million and $1.0 million, respectively, and (iii) a benefit for income taxes of $3.5 million and provision of $3.0 million, respectively, each as described above.

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

	Three months ended September 30,
	2022	2021

	dollars in thousands
Key Business Metrics:
Centers	18	18
Census(a)	6,540	6,990
Total Member Months(a)	19,740	20,910

Center-level Contribution Margin	$21,424	$42,330
Center-level Contribution Margin as a % of revenue	12.5%	24.5%

Non-GAAP Measures:
Adjusted EBITDA(b)	$(3,815)	$18,212
Adjusted EBITDA Margin(b)	(2.2)%	10.5%
(a)	Amounts are approximate.
(b)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. For a definition and reconciliation of these non-GAAP measures to the most closely comparable GAAP measures for the period indicated, see below under “Adjusted EBITDA and Adjusted EBITDA Margin.”

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

Center-level Contribution Margin

We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level

Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $21.4 million and $42.3 million for the three months ended September 30, 2022 and 2021, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) adjusted for interest expense, depreciation and amortization, and provision for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, class action litigation, M&A transaction and integration, business optimization, and electronic medical record (“EMR”) implementation. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue less any exceptional, one time revenue items. For the three months ended September 30, 2022 and 2021, net loss was $13.7 million and net income was $7.6 million, respectively, representing a year-over-year decrease of 279.7%. Adjusted EBITDA was ($3.8 million) and $18.2 million, for the three months ended September 30, 2022 and 2021, respectively, representing a year-over-year decrease of 120.9%. For the three months ended September 30, 2022, net loss margin was 8.0%, as compared to net income margin of 4.4% for the three months ended September 30, 2021. For the three months ended September 30, 2022, our Adjusted EBITDA margin was negative 2.2%, as compared to our Adjusted EBITDA margin for the three months ended September 30, 2021 of 10.5%. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily from (i) increased center-level headcount and wage rates associated with a competitive labor market, (ii) increased housing utilization and rates as mandated by the states, and (iii) higher corporate, general, and administrative expenses, primarily attributable to increased headcount to support compliance and to bolster our organizational capabilities.

Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net income (loss) and net income (loss) margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of revenue and expenses that do not relate to our ongoing business performance and noncash expenses, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net income (loss) and net income (loss) margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. The use of the term Adjusted EBITDA varies from others in our industry.

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended September 30,
	2022	2021

Net income (loss)	$(13,699)	$7,624
Interest expense, net	603	547
Depreciation and amortization	3,433	3,293
Provision (benefit) for income tax	(3,470)	2,996
Stock-based compensation	1,300	958
Class action litigation(a)	(46)	—
M&A and de novo development(b)	286	327
Business optimization(c)	7,188	2,117
EMR implementation(d)	590	350
Adjusted EBITDA	$(3,815)	$18,212
(a)	Reflects charges/(credits) related to litigation by stockholders.
(b)	Reflects charges related to M&A transaction and integrations, and de novo center developments.
(c)	Reflects charges related to business optimization initiatives. Such charges related to one-time investments in projects designed to enhance our technology and compliance systems, improve and support the efficiency and effectiveness of our operations, and third party support to address efforts to remediate deficiencies in audits. For the three months ended September 30, 2022 this includes (i) $0.7 million related to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $1.6 million of charges related to government investigations, and (iii) $4.3 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities.
(d)	Reflects non-recurring expenses relating to the implementation of a new electronic medical record vendor.

Liquidity and Capital Resources

General

To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and from the sale of common stock in our IPO that occurred in March 2021. As of September 30, 2022, we had cash and cash equivalents of $188.2 million. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.

Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined in Note 8, “Long Term Debt” to the condensed consolidated financial statements) due 2026, (ii) capital and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2025 and 2032, respectively, (iii) the operations of our business, including special projects such as our transition to a new EMR vendor, with respect to which we expect to incur non-recurring implementation costs over the next 9 months, and ongoing costs through 2026, and third party support to address remediation efforts, and (iv) income tax payments, which are generally due on a quarterly and annual basis. We also will continue investing in the effective implementation of corrective remediation plans (CAPs) and other corrective initiatives as a result of deficiencies found during audits at some of our centers, and our ability to continually provide necessary and quality services to our participants. In the long term, we also expect to use capital resources for capital additions, which we expect to primarily relate to the development of de novo centers to the extent and if they are opened. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis.

Our cash obligations consist of repayments of long-term debt and obligations under operating and capital leases. As of September 30, 2022, we had $72.6 million of long-term debt outstanding. As of September 30, 2022, we had future minimum operating lease payments under non-cancellable leases through the year 2032 of $30.4 million. We also had non-cancellable finance lease agreements with third parties through the year 2027 with future minimum payments of $14.5 million. For additional information, see Note 7, “Leases”, Note 8, “Long Term Debt”, and Note 9, “Commitments and Contingencies” in our condensed consolidated financial statements.

We believe that our cash and cash equivalents and our cash flows from operations, available funds, and access to financing sources, including our 2021 Credit Agreement and Revolving Credit Facility (each discussed and defined below), will be sufficient to fund our operating and capital needs for the next 12 months and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, our ability to retain and grow the number of PACE participants, subject to our ability to effectively remediate deficiencies identified in our Colorado and Sacramento centers and the expansion of sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.

Any outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of September 30, 2022, the interest rate on the Term Loan Facility was 3.38%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of September 30, 2022, we had no borrowings outstanding under the Revolving Credit Facility and, therefore, had full capacity thereunder, subject to applicable covenant compliance restrictions and any other conditions precedent to borrowing. As of September 30, 2022, we also had $2.3 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.

For more information about our debt, see Note 8 “Long-Term Debt” to our condensed consolidated financial statements.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Condensed Consolidated Statements of Cash Flows

Our consolidated statements of cash flows for the three months ended September 30, 2022 and 2021 are summarized as follows:

	Three months ended September 30,
	2022	2021	$ Change
in thousands
Net cash provided by operating activities	$13,127	$20,559	$(7,432)
Net cash used in investing activities	(7,666)	(5,042)	(2,624)
Net cash used in financing activities	(1,668)	(1,452)	(216)
Net change in cash, cash equivalents and restricted cash	$3,793	$14,065	$(10,272)

Operating Activities. The change in net cash provided by operating activities was primarily due to the net effect of (i) net loss of $13.7 million in the current year period compared to a net income of $7.6 million in the prior year period, as described further above, and (ii) a net increase in working capital primarily attributable to pre-payment for services.

Investing Activities. Investing activities were made up of approximately $7.7 million in purchases of property and equipment.

Financing activities. The increase in net cash used in financing activities was primarily due to an increase in principal payments on capital leases.

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

Certain accounting estimates involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. We consider these accounting estimates to be critical accounting estimates. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

For a description of our estimates regarding our critical accounting estimates, see “Critical Accounting Estimates” in the 2022 Annual 10-K. With the exception of the adoption of ASC 842 – Leases, as more thoroughly described in Note 7 “Leases”, there have been no significant changes in our critical accounting policies, estimates, or methodologies to our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest rate risk

As of September 30, 2022, we had total outstanding debt of $70.3 million in principal amount under the Term Loan Facility, $2.3 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility (each as defined in Note 8, “Long Term Debt” to our condensed consolidated financial statements). As of June 30, 2022, we had total outstanding debt of $71.3 million in principal amount under the Term Loan Facility and $2.3 million under the Convertible Term Loan.  As of September 30, 2022, the interest rate on the Term Loan Facility was 3.83%.

We had cash and cash equivalents of $188.2 million and $184.4 million as of September 30, 2022 and June 30, 2022, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2022.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding our material pending legal proceedings, refer to Note 9 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1.A  Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2022 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: November 8, 2022

INNOVAGE HOLDING CORP.

By:	/s/ Barbara Gutierrez
Name:	Barbara Gutierrez
Title:	Chief Financial Officer