Form 10-Q
period 2022-12-31
InnovAge Holding Corp.
filed 2023-02-07
CIK 1834376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 6, 2023, there were 135,596,225 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries

Quarterly Report on Form 10-Q

For the quarterly period ended December 31, 2022

Cautionary Note on Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts and may include statements about our expectations with respect to current audits and legal proceedings and actions, relationships and discussions with regulatory agencies, our expectations with respect to correcting deficiencies raised in audits and other processes, and our expectations to increase the number of participants we serve, to grow enrollment and capacity within existing centers, to build de novo centers, and other similar statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part I, Item 2, and “Risk Factors,” included in Part II, Item 1A, but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:

●	the results of periodic inspections, reviews, audits and investigations under the federal and state government programs, including the sanctions currently in place on our Sacramento center in California and our ability to sufficiently cure any deficiencies identified by the respective federal and state government programs including with respect to the audits of our Albuquerque, New Mexico center and San Bernardino, California center;
●	the adverse impact of inspections, reviews, audits, investigations, legal proceedings, enforcement actions and litigation, including the current civil investigative demands initiated by federal and state agencies, as well as the litigation and other proceedings initiated by, or on behalf, of our stockholders;
●	the effects of a pandemic, epidemic or outbreak of an infectious disease, including the ongoing effects of COVID-19;
●	the risk that the cost of providing services will exceed our compensation under the Program of All Inclusive Care for the Elderly (“PACE”);
●	the dependence of our revenues and operations upon a limited number of government payors;
●	changes in the rules governing the Medicare, Medicaid or PACE programs or applicable licensure requirements;
●	the risk that our submissions to government payors may contain inaccurate or unsupportable information, including regarding risk adjustment scores of participants;
●	the viability of our business strategy and our ability to realize expected results;
●	the impact on our business of renegotiation, non-renewal or termination of capitation agreements with government payors;
●	the impact of state and federal efforts to reduce healthcare spending;
●	the impact on our business from an economic downturn
●	our dependence on our senior management team and other key employees;
●	the effect of sustained inflation on our business;
●	the impact of failures by our suppliers, sustained material price increases on supplies or limitations on our ability to access new technology or medical products;
●	the effect of our relatively limited operating history as a for-profit company on investors’ ability to evaluate our current business and future prospects;
●	our ability to enroll or attract new participants and grow our revenue, especially as a result of the sanctions currently in place on our Sacramento center in California and actions from other states;

●	the concentration of our presence in Colorado;
●	our ability to manage our operations effectively, execute our business plan, maintain effective levels of service and participant satisfaction and adequately address competitive challenges;
●	our ability to compete in the healthcare industry;
●	our ability to establish a presence in new geographic markets, especially as a result of the actions taken by certain states and us in light of our ongoing audit processes;
●	the impact of competition for physicians and other clinical personnel and related increases in our labor costs;
●	the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
●	our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
●	our ability to accurately estimate incurred but not reported medical expense or the risk scores of our participants;
●	risks associated with our use of “open-source” software;
●	the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
●	our ability to maintain our corporate culture;
●	the impact of negative publicity regarding the managed healthcare industry;
●	the impact of weather and other factors beyond our control;
●	our ability to adhere to complex and changing government laws and regulations in the healthcare industry, including U.S. Healthcare reform, the regulation of the corporate practice of medicine and the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), and their implementing regulations (collectively, “HIPAA”), the California Consumer Privacy Act (“CCPA”) and other privacy laws and regulations in the healthcare industry;
●	our status as a “controlled company”;
●	our ability to maintain effective internal controls over financial reporting and other enhanced requirements of being a public company;
●	our ability to maintain and enhance our reputation and brand recognition;
●	the impact on our business of disruptions in our disaster recovery systems or business continuity planning;
●	changes in accounting principles and guidance, resulting in unfavorable accounting charges or effects; and
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

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31,	June 30,
	2022	2022
Assets
Current Assets
Cash and cash equivalents	$99,460	$184,429
Short-term investments	45,424	—
Restricted cash	17	17
Accounts receivable, net of allowance ($4,202 – December 31, 2022 and $3,403 – June 30, 2022)	38,643	35,907
Prepaid expenses	12,212	13,842
Income tax receivable	3,733	6,761
Total current assets	199,489	240,956
Noncurrent Assets
Property and equipment, net	185,774	176,260
Operating lease assets	22,223	—
Investments	5,493	5,493
Deposits and other	3,391	2,812
Goodwill	124,217	124,217
Other intangible assets, net	5,528	5,858
Total noncurrent assets	346,626	314,640
Total assets	$546,115	$555,596
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$48,901	$50,562
Reported and estimated claims	35,115	38,454
Due to Medicaid and Medicare	11,077	9,130
Current portion of long-term debt	3,794	3,793
Current portion of finance lease obligations	3,864	3,368
Current portion of operating lease obligations	3,434	—
Total current liabilities	106,185	105,307
Noncurrent Liabilities
Deferred tax liability, net	11,379	17,761
Finance lease obligations	9,032	9,440
Operating lease obligations	20,034	—
Other noncurrent liabilities	1,182	1,134
Long-term debt, net of debt issuance costs	66,528	68,210
Total liabilities	214,340	201,852
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	14,054	15,278
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of December 31, 2022 and June 30, 2022; 135,596,225 and 135,532,811 issued shares as of December 31, 2022 and June 30, 2022, respectively	136	136
Additional paid-in capital	329,777	327,499
Retained earnings (deficit)	(18,137)	4,729
Total InnovAge Holding Corp.	311,776	332,364
Noncontrolling interests	5,945	6,102
Total stockholders’ equity	317,721	338,466
Total liabilities and stockholders’ equity	$546,115	$555,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except number of shares and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenues
Capitation revenue	$167,140	$174,964	$338,071	$347,518
Other service revenue	316	386	603	902
Total revenues	167,456	175,350	338,674	348,420
Expenses
External provider costs	93,507	91,033	189,744	181,045
Cost of care, excluding depreciation and amortization	51,376	42,911	104,933	83,639
Sales and marketing	3,774	6,679	8,187	12,972
Corporate, general and administrative	28,817	28,482	58,999	49,566
Depreciation and amortization	3,662	3,292	7,095	6,585
Total expenses	181,136	172,397	368,958	333,807
Operating Income (Loss)	(13,680)	2,953	(30,284)	14,613

Other Income (Expense)
Interest expense, net	(223)	(674)	(826)	(1,221)
Other income (expense)	444	28	480	(465)
Total other expense	221	(646)	(346)	(1,686)
Income (Loss) Before Income Taxes	(13,459)	2,307	(30,630)	12,927
Provision (Benefit) for Income Taxes	(2,912)	1,201	(6,383)	4,197
Net Income (Loss)	(10,547)	1,106	(24,247)	8,730
Less: net loss attributable to noncontrolling interests	(754)	(217)	(1,381)	(279)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(9,793)	$1,323	$(22,866)	$9,009

Weighted-average number of common shares outstanding - basic	135,578,888	135,516,513	135,572,503	135,516,513
Weighted-average number of common shares outstanding - diluted	135,578,888	135,516,513	135,572,503	135,516,513

Net income (loss) per share - basic	$(0.07)	$0.01	$(0.17)	$0.07
Net income (loss) per share - diluted	$(0.07)	$0.01	$(0.17)	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	For the Three Months Ended December 31, 2022
			Additional	Retained		Total	Redeemable
	Capital Stock		Paid-in	Earnings	Noncontrolling	Permanent	Noncontrolling Interests	Net Income
	Shares	Amount	Capital	(Deficit)	Interests	Stockholders' Equity	(Temporary Equity)	(Loss)
Balances, September 30, 2022	135,570,078	$136	$328,708	$(8,344)	$6,020	$326,520	14,734
Stock-based compensation	26,147	—	1,069	—	—	1,069	—
Adjustments to redemption value	—	—	—	—	—	—	—
Net loss	—	—	—	(9,793)	(75)	(9,868)	(680)	(10,547)
Balances, December 31, 2022	135,596,225	$136	$329,777	$(18,137)	$5,945	$317,721	$14,054	$

	For the Six Months Ended December 31, 2022
			Additional	Retained		Total	Redeemable
	Capital Stock		Paid-in	Earnings	Noncontrolling	Permanent	Noncontrolling Interests	Net Income
	Shares	Amount	Capital	(Deficit)	Interests	Stockholders' Equity	(Temporary Equity)	(Loss)
Balances, June 30, 2022	135,532,811	$136	$327,499	$4,729	$6,102	$338,466	15,278
Stock-based compensation	63,414	—	2,278	—	—	2,278	—
Adjustments to redemption value	—	—	—	—	—	—	—
Net loss	—	—	—	(22,866)	(157)	(23,023)	(1,224)	(24,247)
Balances, December 31, 2022	135,596,225	$136	$329,777	$(18,137)	$5,945	$317,721	$14,054	$

	For the Three Months Ended December 31, 2021
			Additional	Retained		Total	Redeemable
	Capital Stock		Paid-in	Earnings	Noncontrolling	Permanent	Noncontrolling Interests	Net Income
	Shares	Amount	Capital	(Deficit)	Interests	Stockholders' Equity	(Temporary Equity)	(Loss)
Balances, September 30, 2021	135,516,513	$136	$324,718	$18,936	$6,326	$350,116	16,431
Stock-based compensation	—	—	783	—	—	783	—
Adjustments to redemption value	—	—	—	(2,564)	—	(2,564)	2,564
Net income (loss)	—	—	—	1,323	(72)	1,251	(145)	1,106
Balances, December 31, 2021	135,516,513	$136	$325,501	$17,695	$6,254	$349,586	$18,850	$

	For the Six Months Ended December 31, 2021
			Additional	Retained		Total	Redeemable
	Capital Stock		Paid-in	Earnings	Noncontrolling	Permanent	Noncontrolling Interests	Net Income
	Shares	Amount	Capital	(Deficit)	Interests	Stockholders' Equity	(Temporary Equity)	(Loss)
Balances, June 30, 2021	135,516,513	$136	$323,760	$10,663	$6,420	$340,979	16,986
Stock-based compensation	—	—	1,741	—	—	1,741	—
Adjustments to redemption value	—	—	—	(1,977)	—	(1,977)	1,977
Net income (loss)	—	—	—	9,009	(166)	8,843	(113)	8,730
Balances, December 31, 2021	135,516,513	$136	$325,501	$17,695	$6,254	$349,586	$18,850	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended December 31,
	2022	2021
Operating Activities
Net income (loss)	$(24,247)	$8,730
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gain) loss on disposal of assets	(53)	465
Provision for uncollectible accounts	2,244	2,883
Depreciation and amortization	7,095	6,585
Operating lease rentals	2,335	—
Amortization of deferred financing costs	215	215
Stock-based compensation	2,278	1,741
Deferred income taxes	(6,381)	3,380
Other	(424)	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(4,980)	(3,589)
Prepaid expenses	1,631	(209)
Income tax receivable	3,027	757
Deposits and other	(533)	(89)
Accounts payable and accrued expenses	(544)	7,596
Reported and estimated claims	(3,339)	1,373
Due to Medicaid and Medicare	1,946	1,739
Operating lease liabilities	(2,260)	—
Net cash provided (used) by operating activities	(21,990)	31,577
Investing Activities
Purchases of property and equipment	(14,632)	(11,681)
Purchases of short-term investments	(45,000)	—
Purchase of cost method investment	—	(2,000)
Net cash used in investing activities	$(59,632)	$(13,681)
Financing Activities
Payments for finance lease obligations	(1,452)	(1,154)
Principal payments on long-term debt	(1,895)	(1,894)
Net cash used in financing activities	(3,347)	(3,048)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	(84,969)	14,848
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	184,446	203,700
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$99,477	$218,548

Supplemental Cash Flows Information
Interest paid	$1,726	$984
Income taxes paid	$13	$84
Property and equipment included in accounts payable	$53	$1,004
Property and equipment purchased under finance leases	$1,541	$5,653

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

As of December 31, 2022, the Company served approximately 6,460 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operates 18 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.

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

Note 2:  Summary of Significant Accounting Policies

The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2022 (“2022 10-K”). With the exception of Recently Adopted Accounting Pronouncements described below, there were no significant changes to those accounting policies during the six months ended December 31, 2022.

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

Property and Equipment

Property and equipment were comprised of the following as of December 31, 2022 and June 30, 2022:

	Estimated
dollars in thousands	Useful Lives	December 31, 2022	June 30, 2022
Land	N/A	$11,980	$11,980
Buildings and leasehold improvements	10 - 40 years	122,885	122,076
Software	3 - 5 years	27,532	16,264
Equipment and vehicles	3 - 7 years	49,847	47,546
Construction in progress	N/A	37,091	35,479
		249,335	233,345
Less: accumulated depreciation and amortization		(63,561)	(57,085)
Total property and equipment, net		$185,774	$176,260

Depreciation of $3.3 million and $2.8 million was recorded during the three months ended December 31, 2022 and 2021, respectively. Depreciation of $6.5 million and $6.1 million was recorded during the six months ended December 31, 2022 and 2021, respectively.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 Leases (“ASU 2016-02”), which was intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees are required to recognize a right-of-use (“ROU”) asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than 12 months. Additionally, this guidance requires enhanced disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. In June 2020, the FASB issued ASU 2020-05 Revenue from contracts with customers (Topic 606) and leases (Topic 842) – Effective dates for certain entities which deferred the new lease standard effective date for the Company to interim periods beginning after December 15, 2021, with early adoption permitted.

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

Note 3:  Revenue Recognition

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue as the entity satisfies a performance obligation.

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

Our revenues are based on the estimated PMPM  amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program.  VA is included in “Private Pay and other” and is also capitated.  Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in deposits and other. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of December 31, 2022 and June 30, 2022 contract assets included within deposits and other were $0.5 million and nil, respectively.

The Company disaggregates capitation revenue from the following sources for the six months ended:

	December 31,
	2022	2021
Medicaid	55%	54%
Medicare	45%	46%
Private pay and other	* %	* %
Total	100%	100%

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

The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised 12% of capitation revenues for each of the three months ended December 31, 2022 and 2021. Medicare Part D comprised 12% of capitation revenues for each of the six months ended December 31, 2022 and 2021.

Our accounts receivable as of December 31, 2022 and June 30, 2022 is primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	December 31,	June 30,
	2022	2022
Medicaid	40%	70%
Medicare	53%	22%
Private pay and other	7%	8%
Total	100%	100%

The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $4.2 million as of December 31, 2022, compared to $3.4 million as of June 30, 2022. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.

Other Service Revenue and Accounts Receivable

Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Other service revenue was 0.2% and 0.2% of total revenue for the three months ended December 31, 2022 and 2021, respectively.

Other service revenue was 0.2% and 0.3% of total revenue for the six months ended December 31, 2022 and 2021, respectively. Accounts receivable related to other service revenue was not significant as of both December 31, 2022 and June 30, 2022.

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

Nonconsolidated Entities

Cost Method Investments

The Company maintains two investments that are accounted for using the cost method. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the six months ended December 31, 2022 and 2021, there were no observable price changes or impairments recorded.

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

PWD is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting. The equity earnings of PWD are insignificant. As of December 31, 2022, the balance of the Company’s investment in PWD is $0.8 million which represents the maximum exposure to loss.

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

The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the Joint Venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. As of December 31, 2022, none of the conditions specified in the JV Agreement had been met.  At the time the Company became a publicly traded company these put rights held by the noncontrolling interests of the joint venture were required to be presented as temporary equity. The redeemable noncontrolling interest of $14.1 million was recorded at carrying value as of December 31, 2022.

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

The three levels of inputs that may be used to measure fair value are:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date
Level 2	Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities
Level 3	Unobservable inputs to the valuation techniques that are significant to the fair value measurements of the assets or liabilities

The following table shows the Company’s cash, cash equivalents and marketable securities by significant investment category as of December 31, 2022:

	2022
					Cash and	Short-
	Amortized	Unrealized	Unrealized	Fair	Cash	term
in thousands	Cost	Gains	Losses	Value	Equivalents	Investments
Cash	$18,858	$—	$—	$18,858	$18,858	$—
Level 1
Money market funds	80,602	—	—	80,602	80,602	—
Mutual funds	45,000	424	—	45,424	—	45,424
Total	$144,460	$424	$—	$144,884	$99,460	$45,424

Recurring Measurements

The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of December 31, 2022, the Company’s redeemable noncontrolling interest was recorded at carrying value of $14.1 million.

There were no transfers in and out of Level 3 during the six months ended December 31, 2022 or 2021.

Note 6:  Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounted to $124.2 million at each of December 31, 2022 and June 30, 2022. Goodwill is not amortized.

Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the six months ended December 31, 2022 and 2021.

Intangible assets consisted of the following as of:

	December 31,	June 30,
in thousands	2022	2022
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(3,072)	(2,742)
Balance as of end of period	$5,528	$5,858

Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million and $0.2 million for the three months ended December 31, 2022 and 2021, respectively. The Company recorded amortization expense of $0.3 million and $0.3 million for the six months ended December 31, 2022 and 2021, respectively.

We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the six months ended December 31, 2022 and 2021.

Note 7:  Leases

Leasing Arrangements as Lessee

The Company leases certain property and equipment under various third-party operating and finance lease agreements. The Company determines if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. The leases are noncancelable and expire on various terms from 2023 through 2032. We determine if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), we recognize an ROU asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may also include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The following table presents the components of our ROU assets and their classification in our Balance Sheet at December 31, 2022:

Component of Lease Balances	Balance Sheet Line Items	Six months ended December 31,
		2022
		in thousands
Assets:
Operating lease assets	Operating lease assets	$22,223
Finance lease assets	Property and equipment, net	11,153
Total leased assets		$33,376

The following table presents the components of our lease cost and the classification of such costs in our Statements of Operations for the six months ended December 31, 2022:

Component of Lease Cost	Statements of Operations Line Items	Six months ended December 31,
		2022
		in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$2,557
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	1,685
Interest on lease liabilities	Interest expense, net	562
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	—
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	17
Total lease expense		$4,821

The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of December 31, 2022:

Weighted average remaining lease term:	December 31,
2022
Operating leases	8.8 years
Finance leases	3.8 years

Weighted average discount rate:	December 31,
2022
Operating leases	6.61%
Finance leases	8.53%

The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to December 31, 2022:

	Operating	Finance
in thousands	Lease	Lease	Total
Amount remaining in 2023	$2,552	$2,580	$5,132
2024	4,542	4,263	8,805
2025	4,136	3,480	7,616
2026	4,061	2,456	6,517
2027	3,764	1,760	5,524
Thereafter	10,302	686	10,988
Total lease payments	29,357	15,225	44,582
Less liability accretion / imputed interest	(5,889)	(2,329)	(8,218)
Total lease liabilities	23,468	12,896	36,364
Less: Current lease liabilities	3,434	3,864	7,298
Total long-term lease liabilities	$20,034	$9,032	$29,066

The following table includes the future maturities of minimum rental payments that are required to be paid under all non-cancelable operating and capital lease obligations as previously disclosed in our 2022 Annual Report on Form 10-K as of June 30, 2022, prior to the adoption of ASC 842:

	Operating	Capital
in thousands	Lease	Lease
Amount remaining in 2023	$4,873	$4,405
2024	4,581	3,909
2025	4,122	3,126
2026	4,061	2,092
2027	3,764	1,393
Thereafter	10,265	535
Total minimal rental payments	31,666	15,460
Less: Amount representing interest		(2,652)
Subtotal		12,808
Current portion		3,368
Long-term portion		$9,440

Note 8.  Long-Term Debt

Long-term debt consisted of the following at December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022

	in thousands
Senior secured borrowings:
Term Loan Facility	$69,375	$71,250
Convertible term loan	2,306	2,327
Total debt	71,681	73,577
Less: unamortized debt issuance costs	1,359	1,574
Less: current maturities	3,794	3,793
Noncurrent maturities	$66,528	$68,210

2021 Credit Agreement

On March 8, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”) that replaced its prior credit agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity, each with a maturity date of March 8, 2026. The remaining capacity under the Revolving Credit Facility as of December 31, 2022 was $97.2 million, subject to (i) any issued amounts under our letters of credit, which as of December 31, 2022 was $2.8 million, and (ii) applicable to covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the Term Loan Facility, together with proceeds from the Company’s initial public offering (“IPO”), were used to repay long term debt amounts then outstanding.

Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of December 31, 2022, the interest rate on the Term Loan Facility was 6.14%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of December 31, 2022, we had no borrowings outstanding, $2.8 million of letters of credit issued, and $97.2 million of remaining capacity under the Revolving Credit Facility.

The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of December 31, 2022, the Company was in compliance with the covenants of the 2021 Credit Agreement.

The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.2 million for the six months ended December 31, 2022.

Convertible Term Loan

On June 29, 2015, SH1 entered into a convertible term loan. Monthly principal and interest payments of $0.02 million commenced on September 1, 2015. The loan bears interest at an annual rate of 6.68%, with the remaining principal balance due upon maturity at August 20, 2030. The loan is secured by a deed of trust to Public Trustee, assignment of leases and rents, security agreements, and SH1’s fixture filing.

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

On October 14, 2021, and subsequently amended on June 21, 2022, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and directors, the Company’s former CEO, Apax Partners, L.P., Welsh, Carson, Anderson & Stowe and the underwriters in the Company’s IPO alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and subsequent earnings calls and public filings, and seeking to impose control person liability against the officer and director defendants, Apax Partners, L.P. and Welsh, Carson, Anderson & Stowe. The complaint seeks compensatory damages, among other things. On September 13, 2022, the Company and the officer and director defendants and Apax Partners, L.P. and Welsh, Carson, Anderson & Stowe filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted. We are currently unable to predict the outcome of this matter.

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

In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter.  The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operates (California, Colorado, New Mexico, Pennsylvania, and Virginia).  In December 2022, the Company received a supplemental civil investigative demand requesting supplemental information on the same matters. The Company continues to fully cooperate with the DOJ and produce the requested information and documentation.  We are currently unable to predict the outcome of this investigation.

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

	Six months ended December 31,		Three months ended December 31,
	2022	2021	2022	2021

	in thousands		in thousands

Stock options	$533	$90	$261	$90
Profits interests units	456	1,029	202	439
Restricted stock units	1,523	622	749	254
Total stock-based compensation expense	$2,512	$1,741	$1,212	$783

2020 Equity Incentive Plan

Profits Interests

TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the 2020 Equity Incentive Plan pursuant to which interests in the LP in the form of Class B Units (profits interests) could be granted to employees, directors, consultants, and advisers. A maximum number of 16,162,177 Class B Units were authorized for grant under the 2020 Equity Incentive Plan. As of December 31, 2022, a total of 13,009,137 profits interests units had been granted under the 2020 Equity Incentive Plan.

The Company used the Monte Carlo option model to determine the fair value of the profits interests units at the time of the grant. There were no grants following the IPO and during the six months ended December 31, 2022.

A summary of profits interests activity for the six months ended December 31, 2022 was as follows:

	Number of	Weighted average
Time-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2022	2,158,072	$1.28
Granted	—	$—
Forfeited	(49,654)	$1.28
Vested	(844,081)	$1.28
Outstanding balance, December 31, 2022	1,264,337	$1.28

	Number of	Weighted average
Performance-based unit awards	units	grant date fair value

Outstanding balance, June 30, 2022	2,217,865	$0.57
Granted	—	$—
Forfeited	(99,307)	$0.57
Vested	—	$—
Outstanding balance, December 31, 2022	2,118,558	$0.57

The total unrecognized compensation cost related to profits interests units outstanding as of December 31, 2022 was $2.5 million, comprised (i) $1.3 million related to time-based unit awards expected to be recognized over a weighted-average period of 0.9 years and (ii) $1.2 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.

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

Restricted Stock Units

A summary of time-based vesting restricted stock units activity for the six months ended December 31, 2022 was as follows:

		Weighted
		average
	Number of	grant-date fair
Restricted stock units - time based	awards	value per share

Outstanding balance, June 30, 2022	476,768	$9.69
Granted	986,200	$5.97
Forfeited	(155,741)	$5.48
Vested	(97,727)	$4.50
Outstanding balance, December 31, 2022	1,209,500	$6.41

The total unrecognized compensation cost related to time based restricted stock units outstanding as of December 31, 2022 was $5.1 million and is expected to be recognized over a weighted-average period of 2.3 years.

A summary of performance based vesting restricted stock units activity for the six months ended December 31, 2022 was as follows:

Weighted
average
	Number of	grant-date fair
Restricted stock units - performance based	awards	value per share

Outstanding balance, June 30, 2022	258,767	$5.18
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, December 31, 2022	258,767	$5.18

The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of December 31, 2022 was $1.0 million and is expected to be recognized over a weighted-average period of 2.8 years.

Nonqualified Stock Options

A summary of time-based vesting stock option activity for the six months ended December 31, 2022 was as follows:

		Weighted
		average
	Number of	grant-date fair
Stock options - time based	awards	value per share

Outstanding balance, June 30, 2022	554,499	$1.61
Granted	81,082	$0.80
Forfeited	—	$—
Vested	(138,624)	$0.28
Outstanding balance, December 31, 2022	496,957	$0.90

The total unrecognized compensation cost related to time-based vesting stock options outstanding as of December 31, 2022 was $0.5 million and is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of the time-based stock options granted during the six months ended December 31, 2022, was based upon the Black-Scholes option pricing model using the assumptions in the following table:

2022
Expected volatility	34.5%
Weighted-average expected life (years) - time vesting units	2.9
Interest rate	1.56%
Dividend yield	0%
Weighted-average fair values	$0.80
Fair value of underlying stock	$3.70

A summary of performance-based vesting stock option activity for the six months ended December 31, 2022 was as follows:

Weighted
average
	Number of	grant-date fair
Stock options - performance based	awards	value per share

Outstanding balance, June 30, 2022	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, December 31, 2022	776,299	$3.08

The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of December 31, 2022 was $1.7 million and is expected to be recognized over a weighted-average period of 2.9 years.

Note 11:  Income Taxes

The Company recorded an income tax benefit of $2.9 million and an income tax provision of $1.2 million for the three months ended December 31, 2022 and 2021, respectively. The Company recorded an income tax benefit of $6.4 million and an income tax provision of $4.2 million for the six months ended December 31, 2022 and 2021, respectively. This represents an effective tax rate of 20.9% and 32.5% for the three months ended December 31, 2022 and 2021, respectively. This represents an effective tax rate of 20.9% and 32.5% for the six months ended December 31, 2022 and 2021, respectively.

The effective rate for the six months ended December 31, 2022 was different from the federal statutory rate primarily due to the Company’s book loss offset partially by disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m), disallowed stock options related to the profit interest units, exclusion of losses from entities not subject to tax, and lobbying expenses which occurred during the three month period.

The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the six-month period ended December 31, 2022, the Company has determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company has provided $4.1 million at each of December 31, 2022 and June 30, 2022, as a valuation allowance against its deferred tax assets for state net operating losses where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.

Note 12:  Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three and six months ended December 31, 2022, 424,316 and 14,076 potentially diluted securities, respectively, were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they would have an anti-dilutive effect. There were no potentially dilutive shares for the three and six months ended December 31, 2021, therefore, there was no difference between basic and diluted net loss per common shares.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended December 31,		Six months ended December 31,
in thousands, except share values	2022	2021	2022	2021
Net income (loss) attributable to InnovAge Holding Corp.	$(9,793)	$1,323	$(22,866)	$9,009
Weighted average common shares outstanding (basic)	135,578,888	135,516,513	135,572,503	135,516,513
EPS (basic)	$(0.07)	$0.01	$(0.17)	$0.07

Dilutive shares	—	—	—	—
Weighted average common shares outstanding (diluted)	135,578,888	135,516,513	135,572,503	135,516,513
EPS (diluted)	$(0.07)	$0.01	$(0.17)	$0.07

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

The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the provision of services provided and profitability. The Company does not review assets by segment and therefore assets by segment are not disclosed below. For the periods presented, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.

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

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the three months ended December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
(In thousands)	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$167,140	$—	$167,140	$174,964	$—	$174,964
Other service revenue	99	217	316	60	326	386
Total revenues	167,239	217	167,456	175,024	326	175,350
External provider costs	93,507	—	93,507	91,033	—	91,033
Cost of care, excluding depreciation and amortization	51,184	192	51,376	42,478	433	42,911
Center-Level Contribution Margin	22,548	25	22,573	41,513	(107)	41,406
Overhead costs(2)	32,532	59	32,591	35,160	1	35,161
Depreciation and amortization	3,555	107	3,662	3,185	107	3,292
Interest expense, net	(177)	(46)	(223)	(624)	(50)	(674)
Other expense (income)	444	—	444	29	(1)	28
Income (Loss) Before Income Taxes	$(13,272)	$(187)	$(13,459)	$2,573	$(266)	$2,307

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the six months ended December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$338,071	$—	$338,071	$347,518	$—	$347,518
Other service revenue	176	427	603	69	833	902
Total revenues	338,247	427	338,674	347,587	833	348,420
External provider costs	189,744	—	189,744	181,045	—	181,045
Cost of care, excluding depreciation and amortization	104,595	338	104,933	82,579	1,060	83,639
Center-Level Contribution Margin	43,908	89	43,997	83,963	(227)	83,736
Overhead costs(2)	67,107	79	67,186	62,551	(13)	62,538
Depreciation and amortization	6,881	214	7,095	6,370	215	6,585
Interest expense, net	(735)	(91)	(826)	(1,120)	(101)	(1,221)
Other expense (income)	480	—	480	(464)	(1)	(465)
Income (Loss) Before Income Taxes	$(30,335)	$(295)	$(30,630)	$13,458	$(531)	$12,927
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

Note 14:  Related Party Transactions

Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, the general partner, who is a subsidiary of the Company (the “General Partner”), helped fund operating deficits and shortfalls of PWD in the form of a loan. At each of December 31, 2022 and June 30, 2022, $0.7 million was recorded in Deposits and other. Additionally, the General Partner is paid an administration fee of $35,000 per year.

Note 15:  Subsequent Events

On January 23, 2023, CMS and the Colorado Department of Healthcare Policy & Financing (“HCPF”) released the enrollment sanctions for all of our Colorado centers. CMS and HCPF will require the Company to conduct post-sanction corrective action and monitoring activities to address any issues identified during the validation audits. The release of both sanctions permits the Company to resume normal enrollment of eligible Colorado seniors into its PACE program at its six Colorado centers.

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

Overview

InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of December 31, 2022, the Company served approximately 6,460 PACE participants, and operated 18 PACE centers across Colorado, California, New Mexico, Pennsylvania, and Virginia.

Trends and Uncertainties Affecting the Company

During fiscal year 2022, the U.S. and global economies experienced adverse macroeconomic effects in part resulting from the ongoing effects of the COVID-19 pandemic, as discussed in more detail below. These effects included inflation and increased wages due to labor shortages. In fiscal year 2022, in response to high levels of inflation, we began to implement various mitigation strategies to reduce costs of operation, including consolidating services and price negotiations with providers and vendors. While inflationary pressures eased slightly during the three and six months ended December 31, 2022, inflation has continued during the first half of fiscal 2023 and is expected to continue through the remainder of the fiscal year. As a result, the Company has continued the mitigation strategies discussed during the six months ended December 31, 2022. The effects of inflation, after accounting for these mitigation strategies, were immaterial to our financial results for the three and six months ended December 31, 2022. Although we expect to continue mitigation efforts, there can be no assurance that our strategies will be sufficient.

In addition, the increased wage pressure, exacerbated by the labor shortage, increased the cost of providing care and our overall operating expenses during the six months ended December 31, 2022. The combination of increased wage pressure and labor shortage amongst healthcare personnel, and specifically, trained personnel, has impacted and may continue to impact our expenses and ability to adhere to the complex government laws and regulations that apply to our business.

Furthermore, operating expenses increased $35.2 million, or 10.5%, for the six months ended December 31, 2022 compared to 2021 due to, in part, the increased cost of care and related cost per participant as a result of increased salaries, wages and benefits associated with increased headcount and higher wage rates, third party audit and compliance support, increased fleet and contract transportation, increase in external appointments, and higher fuel costs. We expect to experience elevated operating expenses for the remainder of fiscal 2023. We continue to evaluate increased costs and methods to mitigate or offset such costs.

Impact of Macroeconomic Conditions and COVID-19

The COVID-19 pandemic altered the behavior of businesses and people, the effects of which, to some extent, continue on federal, state and local economies, including as a result of new virus variants that have resulted in renewed mask mandates in certain circumstances.

Expenses. The virus has and continues to impact older adults, especially those with chronic illnesses, which describes our participants. The United States experienced supply chain issues with respect to personal protective equipment (“PPE”) and other medical supplies during the height of the pandemic. Global logistics network challenges resulted in higher prices for medical supplies we require. While supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook, supply chain disruptions have improved to almost pre-pandemic level during the course of the first half of fiscal 2023. As a result, prices for most medical supplies have normalized.

Labor market. The COVID-19 pandemic has and continues to exacerbate difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that requires training. In fiscal year 2022, we experienced workforce and labor shortages, within all of our centers. This labor pressure has eased slightly during the six months ended December 31, 2022. While the labor pressure and related costs have eased slightly, the Company continues to be affected by the increased competition in the labor market and market adjustments to increase retention and improve our ability to hire. These adjustments contributed, in part, to an increase in cost of care for the six months ended December 31, 2022, further impacted by additional staffing related to compliance and remediation efforts. This increase in conjunction with higher headcount has contributed to increased cost of care for the six months ended December 31, 2022 compared to the six months ended December 31, 2021 as discussed in “Results of Operations” below. We continue to assess key roles and benchmarks to market while monitoring trends in the labor market.

For additional information on the various risks posed by macroeconomic events and the ongoing COVID-19 pandemic, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2022 10-K.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:

●	Our ability to effectively implement remediation efforts in our centers as a result of our recent audits. The Company’s priority is to remediate the deficiencies raised in the audit processes in California, Colorado and New Mexico. As part of its actions to do so, the Company has worked with the appropriate authorities to make the necessary changes within the Company to increase care coordination and care documentation among our centers, including working to fill critical personnel gaps at our centers, standardizing the process of our Interdisciplinary Care Teams (“IDTs”), strengthening our home care network and reliability, improving timelines of scheduling and coordinating care with providers outside our centers, among others. See “Audit Processes and Remediation Efforts” below.
●	Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.31 based on InnovAge data as of December 31, 2022; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all of participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive per member, per month (“PMPM”) payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant.
●	Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators. Even though enrollment sanctions have been released in the State of Colorado, our ability to enroll Medicaid recipients, which is required to enroll seniors with both Medicare and Medicaid, remain suspended at our Sacramento, California center by the Department of Health Care Services (“DHCS”) of the State of California.

●	Our ability to maintain high participant satisfaction and retention. We achieved a 79% participant satisfaction rating as of October 1, 2022 and average participant tenure was 3.2 years as of December 31, 2022, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5.7% annually over the last three fiscal years. Approximately 75% of our historical disenrollments have been involuntary, due primarily to participant death or otherwise due to participants moving out of our service areas.
●	Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Because our participants are among the most frail and medically complex individuals in the U.S. healthcare system, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 87% of our revenue in the six months ended December 31, 2022. While we are liable for potentially large medical claims, our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care.
●	Center-level Contribution Margin. As we serve more participants in existing centers, we leverage our fixed cost base at those centers and the value of a center to our business increases over time. The enrollment sanctions in Sacramento, California and Colorado limited our ability to grow our participant census and impact Center-level Contribution Margin in fiscal 2022 and the first half of fiscal 2023.
●	Our ability to expand via acquisition or de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including sanctions issued by regulators. On January 7, 2022, DHCS of the State of California notified us that it was suspending the State’s previously provided assurances that it would enter into a PACE program agreement with the Company (State Attestations) with respect to de novo centers in the State of California until such time as the corrective action plans (“CAPs”) and the remediation and validation processes for our Sacramento center have been successfully completed and the enrollment sanctions are lifted. In addition, on February 9, 2022, we received notice from the Cabinet for Health and Family Services of the State of Kentucky informing us that they no longer intend to enter into an agreement with us to be a PACE provider in the State of Kentucky. On February 14, 2022, CMS denied our application to develop the previously announced PACE center in Terre Haute, Indiana, which was projected to open in fiscal year 2024 based on deficiencies detected during CMS’ 2021 audits of our Sacramento and Colorado PACE programs. In addition, we have committed to CMS and the Agency for Healthcare Administration in the State of Florida, that we will proactively pause remaining steps with respect to de novo centers to focus on remediating deficiencies raised in the audit processes.
●	Execute tuck-in acquisitions. From fiscal year 2019 through fiscal year 2021, we acquired and integrated three PACE organizations, expanding our InnovAge Platform to one new state and four new markets through those acquisitions. We are disciplined in our approach to acquisitions and have executed multiple types of transactions, including turnarounds and non-profit conversions. Historically, when integrating acquired programs, we worked closely with key constituencies, including local governments, health systems and senior housing providers, to enable continuity of high-quality care for participants. Once restrictions on our ability to open de novo centers are lifted or resolved, we intend to resume execution of tuck-in acquisitions.
●	Contracting with government payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Maintaining, supporting and growing these relationships in existing markets as well as new geographies, is critical to our long-term success.
●	Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and due to additional costs we are incurring

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
●	Seasonality of our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s Risk Adjustment Factor score as measured twice per year and is based on the evolving acuity of a participant. Based on the difference between our estimate and the final determination from CMS, we may receive incremental true up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility into nor control over the timing of such payments.

Audit Processes and Remediation Efforts

We are routinely subject to, and will continue to be subject to, various governmental inspections, reviews and audits. Set forth below is a summary of the ongoing audits at our centers and updates on such audit processes.

Colorado. In December 2021, each of CMS and the Colorado Department of Health Care Policy & Financing (“HCPF”) suspended new enrollments at the Company’s Colorado centers, based on deficiencies related to participant provision of services detected in the joint audit initiated in May and June 2021. On January 23, 2023, both CMS and HCPF released the enrollment sanctions for all Colorado centers. CMS and HCPF require that we conduct post-sanction corrective action and monitoring activities to address any issues identified during the validation audits.

California. On May 10, 2021, CMS began an audit of our Sacramento, California center. In September 2021, CMS suspended new enrollments at our Sacramento center based on deficiencies detected in the audit related to participant provision of services. In that same month, we were further notified that the DHCS had reached the same determination. In October 2021, we submitted a CAP to each of these agencies and began executing the CAPs. Effective November 21, 2022, CMS released the enrollment sanction for Medicare-eligible participants. The DHCS has not lifted the state sanction. The DHCS audit outcome determines our ability to enroll Medicaid recipients, which is required to enroll seniors with both Medicare and Medicaid. Timing and results of validation from DHCS are uncertain, and there can be no assurance that the agency will agree with us or release us from sanction.

In January 2022, DHCS notified us that it was suspending the State Attestations with respect to de novo centers in the State of California until such time as its enrollment sanctions are lifted.

In March 2022, CMS and DHCS began separate audits of our San Bernardino, California center. On January 11, 2023, CMS closed its audit. There has been no additional activity related to the DHCS audit; however, DHCS has not officially closed the audit.

New Mexico. In November 2021, CMS began an audit of our Albuquerque, New Mexico center. In July 2022, CMS verbally notified us that no enforcement actions will be taken, and in October 2022, CMS issued a final audit report. To address the deficiencies related to participant provision of services identified in the audit, we implemented iCARs and CARs and are currently working with CMS on the audit close out process.

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

Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are amended annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. New amendments have been executed for the periods (i) January 1, 2021 through December 31, 2025 for California and (ii) July 1, 2022 through June 30, 2023 for all other states, except Pennsylvania, for which we are currently operating in good standing under the 2020 amended agreement while the agency finalizes its current amendment. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2022 10-K.

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

Corporate, General and Administrative.   Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs. In addition, general and administrative expenses include all corporate technology and occupancy costs associated with our corporate office. We expect our general and administrative expenses to increase in absolute dollars due to the additional legal, accounting, insurance, investor relations and other costs that we incur as a public company, as well as other costs associated with continuing to grow our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term, although such expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
in thousands	2022	2021	2022	2021
Revenues
Capitation revenue	$167,140	$174,964	$338,071	$347,518
Other service revenue	316	386	603	902
Total revenues	167,456	175,350	338,674	348,420
Expenses
External provider costs	93,507	91,033	189,744	181,045
Cost of care, excluding depreciation and amortization	51,376	42,911	104,933	83,639
Sales and marketing	3,774	6,679	8,187	12,972
Corporate, general and administrative	28,817	28,482	58,999	49,566
Depreciation and amortization	3,662	3,292	7,095	6,585
Total expenses	181,136	172,397	368,958	333,807
Operating Income (Loss)	$(13,680)	$2,953	$(30,284)	$14,613

Other Income (Expense)
Interest expense, net	(223)	(674)	(826)	(1,221)
Other income (expense)	444	28	480	(465)
Total other expense	221	(646)	(346)	(1,686)
Income (Loss) Before Income Taxes	(13,459)	2,307	(30,630)	12,927
Provision (Benefit) for Income Taxes	(2,912)	1,201	(6,383)	4,197
Net Income (Loss)	$(10,547)	$1,106	$(24,247)	$8,730
Less: net loss attributable to noncontrolling interests	(754)	(217)	(1,381)	(279)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(9,793)	$1,323	$(22,866)	$9,009

Revenues

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	$	%	2022	2021	$	%
in thousands
Capitation revenue	$167,140	$174,964	$(7,824)	(4.5)%	$338,071	$347,518	$(9,447)	(2.7)%
Other service revenue	316	386	(70)	(18.1)%	603	902	(299)	(33.1)%
Total revenues	$167,456	$175,350	$(7,894)	(4.5)%	$338,674	$348,420	$(9,746)	(2.8)%

Capitation revenue. Capitation revenue was $167.1 million for the three months ended December 31, 2022, a decrease of $7.8 million, or 4.5%, compared to $175.0 million for the three months ended December 31, 2021. This decrease was driven by a 8.1% decrease in member months partially offset by a 4.0% increase in capitation rates. The decrease in member months is primarily due to disenrollments and our inability to enroll new participants at our Sacramento, California and Colorado centers as a result of the sanctions. The increase in capitation rates was primarily driven by an annual increase in Medicaid capitation rates as determined by the States and Medicare capitation rates as a result of increased risk score and county rates partially offset by the reinstatement of sequestration.

Capitation revenue was $338.1 million for the six months ended December 31, 2022, a decrease of $9.4 million, or 2.7%, compared to $347.5 million for the six months ended December 31, 2021. This decrease was driven by a 6.9% decrease in member months partially offset by a 4.4% increase in capitation rates, primarily due to the factors discussed above.

Operating Expenses

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	$	%	2022	2021	$	%
in thousands
External provider costs	$93,507	$91,033	$2,474	2.7%	$189,744	$181,045	$8,699	4.8%
Cost of care (excluding depreciation and amortization)	51,376	42,911	8,465	19.7%	104,933	83,639	21,294	25.5%
Sales and marketing	3,774	6,679	(2,905)	(43.5)%	8,187	12,972	(4,785)	(36.9)%
Corporate, general, and administrative	28,817	28,482	335	1.2%	58,999	49,566	9,433	19.0%
Depreciation and amortization	3,662	3,292	370	11.2%	7,095	6,585	510	7.7%
Total operating expenses	$181,136	$172,397	$8,739		$368,958	$333,807	$35,151

External provider costs. External provider costs were $93.5 million for the three months ended December 31, 2022, an increase of $2.5 million, or 2.7%, compared to $91.0 million for the three months ended December 31, 2021. The increase was primarily driven by an increase of $9.9 million, or 11.8%, in cost per participant partially offset by a decrease of $7.4 million, or 8.1%, in member months. The increase in cost per participant was primarily driven by a $8.3 million increase associated with increased housing utilization and cost per day as mandated by certain states.

External provider costs were $189.7 million for the six months ended December 31, 2022, an increase of $8.7 million, or 4.8%, compared to $181.0 million for the six months ended December 31, 2021. The increase is primarily driven by an increase of $21.1 million, or 12.5%, in cost per participant partially offset by a decrease of $12.4 million, or 6.9%, in member months. The increase in cost per participant is primarily driven by a $14.7 million increase associated with increased housing utilization and cost per day as mandated by certain states.

Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $51.4 million for the three months ended December 31, 2022, an increase of $8.5 million, or 19.7%, compared to $42.9 million for the three months ended December 31, 2021, primarily due to an increase of $11.9 million, or 30.0%, in cost per participant partially offset by a decrease of $3.5 million, or 8.1%, in member months. The increase was primarily driven by (i) a $5.4 million increase in salaries, wages and benefits associated with increased headcount and higher wage rates due to the ongoing competitive labor market, (ii) $1.0 million in third party audit and compliance support, and (iii) $0.9 million in increased fleet and contract transportation as a result of higher average daily attendance, increase in external appointments, and higher fuel costs.

Cost of care (excluding depreciation and amortization) expense was $104.9 million for the six months ended December 31, 2022, an increase of $21.3 million, or 25.5%, compared to $83.6 million for the six months ended December 31, 2021, primarily due to an increase of $27.0 million, or 34.7%, in cost per participant partially offset by a decrease of $5.7 million, or 6.9%, in member months. The increase was primarily driven by (i) a $13.2 million increase in salaries, wages and benefits associated with increased headcount and higher wage rates due to the ongoing competitive labor market, (ii) $2.1 million in third party audit and compliance support, (iii) $2.2 million in increased fleet and contract transportation as a result of higher average daily attendance, increase in external appointments, and higher fuel costs, and (iv) $0.9 million in de novo costs due primarily to rent expense.

Sales and marketing. Sales and marketing expenses were $3.8 million for the three months ended December 31, 2022, a decrease of $2.9 million, or 43.5%, compared to $6.7 million for the three months ended December 31, 2021, primarily due to a (i) $1.3 million reduction in marketing spend and $0.6 million reduction in costs associated with fewer headcount within the sales department, both as a result of sanctions in our Colorado and Sacramento centers and (ii) a $0.8 million reduction in sales commission expense due to the deferral of commissions.

Sales and marketing expenses were $8.2 million for the six months ended December 31, 2022, a decrease of $4.8 million, or 36.9%, compared to $13.0 million for the six months ended December 31, 2021, primarily due to a $2.6 million reduction in marketing spend and $1.2 million reduction in costs associated with fewer headcount within the sales department, both as a result of sanctions in our Colorado and Sacramento centers and (ii) a $0.8 million reduction in sales commissions expense due to the deferral of commissions.

Corporate, general and administrative. Corporate, general and administrative expenses were $28.8 million for the three months ended December 31, 2022, an increase of $0.3 million, or 1.2%, compared to $28.5 million for the three months ended December 31, 2021. The increase was primarily due to (i) a $1.9 million increase in employee compensation and benefits as the result of an increase in headcount, to support compliance and bolster organizational capabilities, (ii) $2.7 million in third party costs associated with implementing our core provider initiatives, assessing our risk-bearing payor capabilities, and strengthening organizational capabilities including the transition to a new EMR, and (iii) a $0.6 million increase in software license and maintenance expense. These increases in cost are partially offset by (i) a $0.9 million reduction in bad debt expense and (ii) $4.1 million in executive severance and recruiting recognized during the three months ended December 31, 2021.

Corporate, general and administrative expenses were $59.0 million for the six months ended December 31, 2022, an increase of $9.4 million, or 19.0%, compared to $49.6 million for the six months ended December 31, 2021. The increase was primarily due to (i) a $5.0 million increase in employee compensation and benefits as the result of an increase in headcount, to support compliance and bolster organizational capabilities, (ii) $6.8 million in third party costs associated with implementing our core provider initiatives, assessing our risk-bearing payor capabilities, and strengthening organizational capabilities including the transition to a new EMR, (iii) $0.8 million in increased legal spend, and (iv) $1.1 million increase in software license and maintenance expense. These increases in cost were partially offset by (i) a $0.6 million reduction in bad debt expense and (ii) $4.1 million in executive severance and recruiting recognized during the six months ended December 31, 2021.

Other Income (Expense)

	Three Months Ended				Six Months Ended
	December 31,		Change		December 31,		Change
	2022	2021	$	%	2022	2021	$	%
in thousands
Interest expense, net	$(223)	$(674)	$451	66.9%	$(826)	$(1,221)	$395	32.4%
Other income (expense)	444	28	416	1,485.7%	480	(465)	945	203.2%
Total other expense	$221	$(646)	$867		$(346)	$(1,686)	$1,340

Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $0.2 million for the three months ended December 31, 2022, a decrease of $0.5 million, or 66.9%, compared to $0.7 million for the three months ended December 31, 2021. The decrease was primarily due to interest income of $0.8 million from money market funds offsetting interest expense of $1.1 million for the three months ended December 31, 2022. Interest income during the three months ended December 31, 2021 was negligible.

Interest expense, net was $0.8 million for the six months ended December 31, 2022, a decrease of $0.4 million, or 32.4%, compared to $1.2 million for the six months ended December 31, 2021. The decrease was primarily due to interest income of $1.2 million from money market funds offsetting interest expense of $2.1 million during the six months ended December 31, 2022. Interest income during the six months ended December 31, 2021 was negligible. For additional information regarding our outstanding indebtedness, see Note 8, “Long-Term Debt” to our condensed consolidated financial statements.

Other income (expense). Other income (expense) consists primarily of  the net proceeds received from the sale of or disposal of property and equipment and unrealized gains and losses related to short-term investments. Other income (expense) for the three months ended December 31, 2022 increased $0.4 million, or 1,485.7%, when compared to the three months ended December 31, 2021. The increase is primarily due to the recognition of $0.4 million in unrealized gains related to short-term investments. Other income (expense) was $0.5 million for the six months ended December 31, 2022, an increase of $1.0 million, or 203.2%, compared to a loss of $0.5 million for the six months ended December 31, 2021. The increase is due to the recognition of unrealized gains on short-term investments of $0.4 million during the six months ended December 31, 2022 in addition to the recognition of a loss on disposal of assets of $0.5 million during the six months ended December 31, 2021 related to the write off of certain assets in conjunction with a move to a new facility at our Roanoke, Virginia center.

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

During the three months ended December 31, 2022 and 2021, we reported benefit for income taxes of $2.9 million and a provision for income taxes of $1.2 million, respectively. During the six months ended December 31, 2022 and 2021, we reported benefit for income taxes of $6.4 million and a provision for income taxes of $4.2 million, respectively. The decrease of $10.6 million is primarily due (i) our pretax book loss recognized during the six months ended December 31, 2022, as compared to pretax book income recognized during the six months ended December 31, 2021 and (ii) certain permanent differences between the financial and tax accounting treatment of (a) the Section 162(m) limitation on compensation of five highest paid officers, (b) income from entities not subject to tax, and (c) disallowed stock options related to profit unit interests.

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

Net Income (Loss)

During the six months ended December 31, 2022 and 2021, we reported net income (loss) of ($24.2 million) and $8.7 million, respectively, consisting of (i) income (loss) from operations of ($30.3 million) and $14.6 million, respectively, (ii) other expense of $0.3 million and $1.7 million, respectively, and (iii) a benefit for income taxes of $6.4 million and provision of $4.2 million, respectively, each as described above.

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

	Six months ended December 31,
	2022	2021

	dollars in thousands
Key Business Metrics:
Centers	18	18
Census(a)	6,460	7,050
Total Member Months(a)	39,210	42,095

Center-level Contribution Margin	$43,997	$83,736
Center-level Contribution Margin as a % of revenue	13.0%	24.0%

GAAP Measures:
Net income (loss)	$(24,247)	$8,730
Net loss margin	(7.2)%	2.5%

Non-GAAP Measures:
Adjusted EBITDA(b)	$(5,768)	$32,962
Adjusted EBITDA Margin(b)	(1.7)%	9.5%
(a)	Amounts are approximate.
(b)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. For a definition and reconciliation of these non-GAAP measures to the most closely comparable GAAP measures for the period indicated, see below under “Adjusted EBITDA and Adjusted EBITDA Margin.”

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

Center-level Contribution Margin

We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $44.0 million and $83.7 million for the six months ended December 31, 2022 and 2021, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) adjusted for interest expense, depreciation and amortization, and provision for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, class action litigation, M&A transaction and integration, business optimization, and electronic medical record (“EMR”) implementation. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue less any exceptional, one time revenue items. For the six months ended December 31, 2022 and 2021, net loss was $24.2 million and net income was $8.7 million, respectively, representing a year-over-year decrease of 377.7%. Adjusted EBITDA was ($5.8 million) and $33.0 million, for the six months ended December 31, 2022 and 2021, respectively, representing a year-over-year decrease of 117.5%. For the six months ended December 31, 2022, net loss margin was 7.2%, as compared to net income margin of 2.5% for the six months ended December 31, 2021. For the six months ended December 31, 2022, our Adjusted EBITDA margin was negative 1.7%, as compared to our Adjusted EBITDA margin for the six months ended December 31, 2021 of 9.5%. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily from (i) increased center-level headcount and wage rates associated with a competitive labor market, (ii) increased housing utilization and rates as mandated by the states, and (iii) higher corporate, general, and administrative expenses, primarily attributable to increased headcount to support compliance and to bolster our organizational capabilities.

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

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021

			in thousands

Net income (loss)	$(10,547)	$1,106	$(24,247)	$8,730
Interest expense, net	223	674	826	1,221
Depreciation and amortization	3,662	3,292	7,095	6,585
Provision (benefit) for income tax	(2,912)	1,201	(6,383)	4,197
Stock-based compensation	1,212	783	2,512	1,741
Executive severance and recruitment(a)	—	4,123	—	4,123
Class action litigation(b)	1,282	45	1,238	45
M&A and de novo development(c)	336	513	622	840
Business optimization(d)	2,846	2,671	10,035	4,788
EMR implementation(e)	1,944	342	2,534	692
Adjusted EBITDA	$(1,954)	$14,750	$(5,768)	$32,962
(a)	Reflects charges related to executive severance and recruiting.
(b)	Reflects charges/(credits) related to litigation by stockholders.
(c)	Reflects charges related to M&A transaction and integrations, and de novo center developments.
(d)	Reflects charges related to business optimization initiatives. Such charges related to one-time investments in projects designed to enhance our technology and compliance systems, improve and support the efficiency and effectiveness of our operations, and third party support to address efforts to remediate deficiencies in audits. For the three months ended December 31, 2022 this includes (i) $0.5 million related to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $1.4 million of charges related to government investigations, (iii) $0.8 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities, and (iv) $0.1 million related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the six months ended December 31, 2022 this includes (i) $1.2 million related to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $3.0 million of charges related to government investigations, (iii) $5.1 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities, and (iv) $0.7 million related to other non-recurring projects aimed at reducing costs and improving efficiencies..
(e)	Reflects non-recurring expenses relating to the implementation of a new electronic medical record (“EMR”) vendor.

Liquidity and Capital Resources

General

To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and from the sale of common stock in our IPO that occurred in March 2021. As of December 31, 2022, we had cash and cash equivalents of $99.5 million. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.

Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined in Note 8, “Long Term Debt” to the condensed consolidated financial statements) due 2026, (ii) capital and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2025 and 2032, respectively, (iii) the operations of our business, including special projects such as our transition to a new EMR vendor, with respect to which we expect to incur non-recurring implementation costs over the next six months, and ongoing costs through 2026, and third party support to address remediation efforts, and (iv) income tax payments, which are generally due on a quarterly and annual basis. We also will continue investing in the effective implementation of corrective remediation plans (CAPs) and other corrective initiatives as a result of deficiencies found during audits at some of our centers, and our ability to continually provide necessary and quality services to our participants. We also have and expect to continue using capital resources for capital additions, which include costs relating to the development of de novo centers. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis.

Our cash obligations consist of repayments of long-term debt and obligations under operating and finance leases. As of December 31, 2022, we had $71.7 million of long-term debt outstanding. As of December 31, 2022, we had future minimum operating lease payments under non-cancellable leases through the year 2032 of $29.4 million. We also had non-cancellable finance lease agreements with third parties through the year 2027 with future minimum payments of $15.2 million. For additional information, see Note 7, “Leases”, Note 8, “Long Term Debt”, and Note 9, “Commitments and Contingencies” in our condensed consolidated financial statements.

We believe that our cash and cash equivalents and our cash flows from operations, available funds, and access to financing sources, including our 2021 Credit Agreement and Revolving Credit Facility (each discussed and defined below), will be sufficient to fund our operating and capital needs for the next 12 months and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, our ability to retain and grow the number of PACE participants, subject to our ability to effectively remediate deficiencies identified in our Sacramento center and the expansion of sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. The borrowing capacity under the Revolving Credit Facility is subject (i) any issued amounts under our letters of credit and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.

Any outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of December 31, 2022, the interest rate on the Term Loan Facility was 6.14%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of December 31, 2022, we had no borrowings outstanding, $2.8 million of letters of credit issued, and $97.2 million of remaining capacity under the Revolving Credit Facility. As of December 31, 2022, we also had $2.3 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments for the convertible term loan are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.

For more information about our debt, see Note 8 “Long-Term Debt” to our condensed consolidated financial statements.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Condensed Consolidated Statements of Cash Flows

Our consolidated statements of cash flows for the six months ended December 31, 2022 and 2021 are summarized as follows:

	Six months ended December 31,
	2022	2021	$ Change
in thousands
Net cash provided (used) by operating activities	$(21,990)	$31,577	$(53,567)
Net cash used in investing activities	(59,632)	(13,681)	(45,951)
Net cash used in financing activities	(3,347)	(3,048)	(299)
Net change in cash, cash equivalents and restricted cash	$(84,969)	$14,848	$(99,817)

Operating Activities. The change in net cash provided (used) by operating activities was primarily due to the net effect of (i) net loss of $24.2 million in the current year period compared to a net income of $8.7 million in the prior year period, as described further above, and (ii) a net decrease in working capital primarily attributable to payments for operating leases and reported and estimated claims.

Investing Activities. Investing activities were made up of approximately $14.6 million in purchases of property and equipment and $45.0 million for purchases of short-term investments.

Financing activities. The increase in net cash used in financing activities was primarily due to an increase in principal payments on finance leases.

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

For a description of our estimates regarding our critical accounting estimates, see “Critical Accounting Estimates” in the 2022 10-K. With the exception of the adoption of ASC 842 – Leases, as more thoroughly described in Note 7 “Leases”, there have been no significant changes in our critical accounting policies, estimates, or methodologies to our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest rate risk

As of December 31, 2022, we had total outstanding debt of $69.4 million in principal amount under the Term Loan Facility, $2.3 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility (each as defined in Note 8, “Long Term Debt” to our condensed consolidated financial statements). As of June 30, 2022, we had total outstanding debt of $71.3 million in principal amount under the Term Loan Facility and $2.3 million under the Convertible Term Loan.  As of December 31, 2022, the interest rate on the Term Loan Facility was 6.14%.

We had cash and cash equivalents of $99.5 million and $184.4 million as of December 31, 2022 and June 30, 2022, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2022.

Changes to our Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding our material pending legal proceedings, refer to Note 9 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

INNOVAGE HOLDING CORP.

Date: February 7, 2023	By:	/s/ Barbara Gutierrez
	Name:	Barbara Gutierrez
	Title:	Chief Financial Officer