Form 10-Q
period 2023-03-31
InnovAge Holding Corp.
filed 2023-05-09
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-40159
_______________________________________________________
InnovAge Holding Corp.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	81-0710819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8950 E. Lowry Boulevard Denver, CO (Address of Principal Executive Offices)	80230 (Zip Code)
(844) 803-8745
(Registrant’s telephone number, including area code)
_______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, there were 135,630,167 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2023
Cautionary Note on Forward-Looking Statements
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts and may include statements about our expectations with respect to current audits and legal proceedings and actions, relationships and discussions with regulatory agencies, our expectations with respect to correcting deficiencies raised in audits and other processes, and our expectations to increase the number of participants we serve, to grow enrollment and capacity within existing centers, to build de novo centers, and other similar statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part I, Item 2, and “Risk Factors,” included in Part II, Item 1A, but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
•the results of periodic inspections, reviews, audits and investigations under the federal and state government programs, including our ability to sufficiently cure any deficiencies identified by the respective federal and state government programs;
•the adverse impact of inspections, reviews, audits, investigations, legal proceedings, enforcement actions and litigation, including the current civil investigative demands initiated by federal and state agencies, as well as the litigation and other proceedings initiated by, or on behalf, of our stockholders;
•the effects of a pandemic, epidemic or outbreak of an infectious disease, including the ongoing effects of COVID-19;
•our ability to enroll or attract new participants and grow our revenue throughout our existing centers;
•our ability to establish a presence in new geographic markets, especially as a result of the actions taken by certain states and us in light of our audit processes;
•the risk that the cost of providing services will exceed our compensation under the Program of All Inclusive Care for the Elderly (“PACE”);
•the dependence of our revenues and operations upon a limited number of government payors;
•changes in the rules governing the Medicare, Medicaid or PACE programs or applicable licensure requirements, including the effects of the expiration of the national emergency and public health emergency declarations related to the COVID-19 pandemic;
•the risk that our submissions to government payors may contain inaccurate or unsupportable information, including regarding risk adjustment scores of participants;
•the viability of our business strategy and our ability to realize expected results;
•the impact on our business of renegotiation, non-renewal or termination of capitation agreements with government payors;
•the impact of state and federal efforts to reduce healthcare spending;
•the impact on our business from an economic downturn or recession;
•our dependence on our senior management team and other key employees;
•the effect of sustained inflation on our business;
•the impact of failures by our suppliers, sustained material price increases on supplies or limitations on our ability to access new technology or medical products;
•the effect of our relatively limited operating history as a for-profit company on investors’ ability to evaluate our current business and future prospects;
•the concentration of our presence in Colorado;
•our ability to manage our operations effectively, execute our business plan, maintain effective levels of service and participant satisfaction and adequately address competitive challenges;
•our ability to compete in the healthcare industry;
•the impact of competition for physicians and other clinical personnel and related increases in our labor costs;

•the impact on our business of security breaches, loss of data or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•our ability to accurately estimate incurred but not reported medical expense or the risk scores of our participants;
•risks associated with our use of “open-source” software;
•the impact on our business of the termination of our leases, increases in rent or inability to renew or extend leases;
•our ability to maintain our corporate culture;
•the impact of negative publicity regarding the managed healthcare industry;
•the impact of weather and other factors beyond our control;
•our ability to adhere to complex and changing government laws and regulations in the healthcare industry, including U.S. Healthcare reform, the regulation of the corporate practice of medicine and the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), and their implementing regulations (collectively, “HIPAA”), the California Consumer Privacy Act (“CCPA”) and other privacy laws and regulations in the healthcare industry;
•our status as a “controlled company”;
•our ability to maintain effective internal controls over financial reporting and other enhanced requirements of being a public company;
•our ability to maintain and enhance our reputation and brand recognition;
•the impact on our business of disruptions in our disaster recovery systems or business continuity planning;
•changes in accounting principles and guidance, resulting in unfavorable accounting charges or effects; and other factors disclosed in the section entitled “Risk Factors” in our Annual Report for the year ended June 30, 2022 filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2022, and our subsequent filings with the SEC.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2023	June 30, 2022
Assets
Current Assets
Cash and cash equivalents	$121,706	$184,429
Short-term investments	45,847	—
Restricted cash	16	17
Accounts receivable, net of allowance ($3,936 – March 31, 2023 and $3,403 – June 30, 2022)	34,197	35,907
Prepaid expenses	13,924	13,842
Income tax receivable	254	6,761
Total current assets	215,944	240,956
Noncurrent Assets
Property and equipment, net	192,911	176,260
Operating lease assets	21,906	—
Investments	5,493	5,493
Deposits and other	3,573	2,812
Goodwill	124,217	124,217
Other intangible assets, net	5,363	5,858
Total noncurrent assets	353,463	314,640
Total assets	$569,407	$555,596
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$48,198	$50,562
Reported and estimated claims	39,095	38,454
Due to Medicaid and Medicare	11,001	9,130
Income tax payable	1,220	—
Current portion of long-term debt	3,795	3,793
Current portion of finance lease obligations	4,946	3,368
Current portion of operating lease obligations	3,402	—
Deferred revenue	26,032	—
Total current liabilities	137,689	105,307
Noncurrent Liabilities
Deferred tax liability, net	5,714	17,761
Finance lease obligations	13,381	9,440
Operating lease obligations	20,110	—
Other noncurrent liabilities	1,183	1,134
Long-term debt, net of debt issuance costs	65,687	68,210
Total liabilities	243,764	201,852
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	13,461	15,278
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of March 31, 2023 and June 30, 2022; 135,602,464 and 135,532,811 issued shares as of March 31, 2023 and June 30, 2022, respectively	136	136
Additional paid-in capital	330,955	327,499
Retained earnings (deficit)	(24,767)	4,729
Total InnovAge Holding Corp.	306,324	332,364
Noncontrolling interests	5,858	6,102
Total stockholders’ equity	312,182	338,466
Total liabilities and stockholders’ equity	$569,407	$555,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except number of shares and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues
Capitation revenue	$172,196	$176,988	$510,268	$524,507
Other service revenue	343	371	945	1,273
Total revenues	172,539	177,359	511,213	525,780
Expenses
External provider costs	89,805	103,254	279,550	284,299
Cost of care, excluding depreciation and amortization	53,949	46,102	158,881	129,740
Sales and marketing	5,314	6,144	13,502	19,117
Corporate, general and administrative	27,648	24,682	86,646	74,248
Depreciation and amortization	3,992	3,850	11,087	10,435
Total expenses	180,708	184,032	549,666	517,839
Operating Income (Loss)	(8,169)	(6,673)	(38,453)	7,941

Other Income (Expense)
Interest expense, net	(405)	(709)	(1,231)	(1,930)
Other income (expense)	(101)	108	380	(358)
Total other expense	(506)	(601)	(851)	(2,288)
Income (Loss) Before Income Taxes	(8,675)	(7,274)	(39,304)	5,653
Provision (Benefit) for Income Taxes	(1,365)	(4,116)	(7,747)	81
Net Income (Loss)	(7,310)	(3,158)	(31,557)	5,572
Less: net loss attributable to noncontrolling interests	(680)	(337)	(2,061)	(616)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(6,630)	$(2,821)	$(29,496)	$6,188

Weighted-average number of common shares outstanding - basic	135,601,327	135,516,608	135,581,971	135,516,544
Weighted-average number of common shares outstanding - diluted	135,601,327	135,516,608	135,581,971	135,530,793

Net income (loss) per share - basic	$(0.05)	$(0.02)	$(0.22)	$0.05
Net income (loss) per share - diluted	$(0.05)	$(0.02)	$(0.22)	$0.05
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2023
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount
Balances, December 31, 2022	135,596,225	$136	$329,777	$(18,137)	$5,945	$317,721	14,054
Stock-based compensation	6,239	—	1,178	—	—	1,178	—
Adjustments to redemption value	—	—	—	—	—	—	—
Net loss	—	—	—	(6,630)	(87)	(6,717)	(593)	(7,310)
Balances, March 31, 2023	135,602,464	$136	$330,955	$(24,767)	$5,858	$312,182	$13,461	$

	For the Nine Months Ended March 31, 2023
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount
Balances, June 30, 2022	135,532,811	$136	$327,499	$4,729	$6,102	$338,466	15,278
Stock-based compensation	69,653	—	3,456	—	—	3,456	—
Adjustments to redemption value	—	—	—	—	—	—	—
Net loss	—	—	—	(29,496)	(244)	(29,740)	(1,817)	(31,557)
Balances, March 31, 2023	135,602,464	$136	$330,955	$(24,767)	$5,858	$312,182	$13,461	$

	For the Three Months Ended March 31, 2022
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount
Balances, December 31, 2021	135,516,513	$136	$325,501	$17,695	$6,254	$349,586	18,850
Stock-based compensation	8,493	—	845	—	—	845	—
Adjustments to redemption value	—	—	—	2,563	—	2,563	(2,563)
Net income (loss)	—	—	—	(2,821)	(47)	(2,868)	(290)	(3,158)
Balances, March 31, 2022	135,525,006	$136	$326,346	$17,437	$6,207	$350,126	$15,996	$

	For the Nine Months Ended March 31, 2022
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount
Balances, June 30, 2021	135,516,513	$136	$323,760	$10,663	$6,420	$340,979	16,986
Stock-based compensation	8,493	—	2,586	—	—	2,586	—
Adjustments to redemption value	—	—	—	586	—	586	(586)
Net income (loss)	—	—	—	6,188	(213)	5,975	(403)	5,572
Balances, March 31, 2022	135,525,006	$136	$326,346	$17,437	$6,207	$350,126	$15,996	$
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended March 31,
	2023	2022
Operating Activities
Net income (loss)	$(31,557)	$5,572
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gain) loss on disposal of assets	482	358
Provision for uncollectible accounts	2,319	4,834
Depreciation and amortization	11,087	10,435
Operating lease rentals	3,500	—
Amortization of deferred financing costs	322	322
Stock-based compensation	3,456	2,586
Deferred income taxes	(12,046)	81
Other	(726)	—
Changes in operating assets and liabilities
Accounts receivable, net	(609)	(4,157)
Prepaid expenses	(81)	(4,323)
Income tax receivable	7,727	(60)
Deposits and other	(836)	(1,501)
Accounts payable and accrued expenses	25,161	4,705
Reported and estimated claims	641	2,778
Due to Medicaid and Medicare	1,870	2,429
Operating lease liabilities	(3,625)	—
Net cash provided (used) by operating activities	7,085	24,059
Investing Activities
Purchases of property and equipment	(19,329)	(20,141)
Purchases of short-term investments	(45,000)	—
Purchases of intangible assets	—	(1,437)
Purchase of cost method investment	—	(2,000)
Net cash used in investing activities	$(64,329)	$(23,578)
Financing Activities
Payments for finance lease obligations	(2,637)	(1,829)
Principal payments on long-term debt	(2,843)	(2,841)
Net cash used in financing activities	(5,480)	(4,670)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	(62,724)	(4,189)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	184,446	203,700
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$121,722	$199,511

Supplemental Cash Flows Information
Interest paid	$2,826	$1,452
Income taxes paid	$13	$84
Property and equipment included in accounts payable	$1,811	$4,577
Property and equipment purchased under finance leases	$8,157	$8,057
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Business
InnovAge Holding Corp. and its subsidiaries, are headquartered in Denver, Colorado. The Company manages, and in many cases directly provides, a broad range of medical and ancillary services for seniors in need of care and support to safely live independently in their communities, including in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the Program of All-Inclusive Care for the Elderly (“PACE”) center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.
As of March 31, 2023, the Company served approximately 6,310 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operates 17 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia. During the third quarter ended March 31, 2023, the Company consolidated its Germantown LIFE center with its Allegheny and Henry Avenue LIFE centers in Pennsylvania.
PACE is a fully-capitated managed care program, which serves the frail elderly, and predominantly dual-eligible, population in a community-based service model. InnovAge is obligated to provide, and participants receive all needed healthcare services through an all-inclusive, coordinated model of care, and the Company is at risk for 100% of healthcare costs incurred with respect to the care of its participants. PACE programs receive capitation payments directly from Medicare Parts C and D, Medicaid, Veterans Affairs (“VA”), and private pay sources. Additionally, under the Medicare Prescription Drug Plan, the Centers for Medicare and Medicaid Services (“CMS”) share part of the risk for providing prescription medication to the Company’s participants.
The Company’s common stock is traded on the Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “INNV.”
Note 2: Summary of Significant Accounting Policies
The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2022 (“2022 10-K”). With the exception of Recently Adopted Accounting Pronouncements described below, there were no significant changes to those accounting policies during the nine months ended March 31, 2023.
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

Property and Equipment
Property and equipment were comprised of the following as of March 31, 2023 and June 30, 2022:

dollars in thousands	Estimated Useful Lives	March 31, 2023	June 30, 2022
Land	N/A	$11,969	$11,980
Buildings and leasehold improvements	10 - 40 years	124,231	122,076
Software	3 - 5 years	26,594	16,264
Equipment and vehicles	3 - 7 years	57,035	47,546
Construction in progress	N/A	40,467	35,479
		260,296	233,345
Less: accumulated depreciation and amortization		(67,385)	(57,085)
Total property and equipment, net		$192,911	$176,260
Depreciation of $3.8 million was recorded during both the three months ended March 31, 2023 and 2022. Depreciation of $10.3 million and $9.9 million was recorded during the nine months ended March 31, 2023 and 2022, respectively.
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
Our revenues are based on the estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in deposits and other. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of March 31, 2023 and June 30, 2022 contract assets included within deposits and other were $0.7 million and nil, respectively.
The Company disaggregates capitation revenue from the following sources for the nine months ended:

	March 31,
	2023	2022
Medicaid	55%	53%
Medicare	45%	46%
Private pay and other	*%	1%
Total	100%	100%
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
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised 12% of capitation revenues for each of the three months ended March 31, 2023 and 2022. Medicare Part D comprised 12% of capitation revenues for each of the nine months ended March 31, 2023 and 2022.
Our accounts receivable as of March 31, 2023 and June 30, 2022 is primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	March 31, 2023	June 30, 2022
Medicaid	41%	70%
Medicare	52%	22%
Private pay and other	7%	8%
Total	100%	100%
The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $3.9 million as of March 31, 2023, compared to $3.4 million as of June 30, 2022. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.
Other Service Revenue and Accounts Receivable
Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Other service revenue was 0.2% and 0.2% of total revenue for the three months ended March 31, 2023 and 2022, respectively.
Other service revenue was 0.2% and 0.2% of total revenue for the nine months ended March 31, 2023 and 2022, respectively. Accounts receivable related to other service revenue was not significant as of both March 31, 2023 and June 30, 2022.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies.”

Note 4: Cost Method and Equity Method Investments
The Company holds equity method and cost method investments as of:

in thousands	March 31, 2023	June 30, 2022
Cost method investments	$4,645	$4,645
Equity method investments	848	848
Total investments	$5,493	$5,493
Nonconsolidated Entities
Cost Method Investments
The Company maintains two investments that are accounted for using the cost method. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the nine months ended March 31, 2023 and 2022, there were no observable price changes or impairments recorded.
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
Equity Method Investments
Pinewood Lodge
The Company’s operations include a Senior Housing unit that primarily includes the accounts of Continental Community Housing (“CCH”), the general partner of Pinewood Lodge, LLP (“PWD”), which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older.
PWD is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting. The equity earnings of PWD are insignificant. As of March 31, 2023, the balance of the Company’s investment in PWD was $0.8 million which represents the maximum exposure to loss.
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
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the Joint Venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. As of March 31, 2023, none of the conditions specified in the JV Agreement had been met. At the time the Company became a publicly traded company these put rights held by the noncontrolling interests of the joint venture were required to be presented as temporary equity. The redeemable noncontrolling interest of $13.5 million was recorded at carrying value as of March 31, 2023.
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

The following table shows the Company’s cash, cash equivalents and marketable securities by significant investment category as of March 31, 2023:

in thousands	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- term Investments
Cash	$40,221	$—	$—	$40,221	$40,221	$—
Level 1
Money market funds	81,485	—	—	81,485	81,485	—
Mutual funds	45,000	847	—	45,847	—	45,847
Total	$166,706	$847	$—	$167,553	$121,706	$45,847
Recurring Measurements
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of March 31, 2023, the Company’s redeemable noncontrolling interest was recorded at carrying value of $13.5 million.
There were no transfers in and out of Level 3 during the nine months ended March 31, 2023 or 2022.
Note 6: Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounted to $124.2 million at each of March 31, 2023 and June 30, 2022. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the nine months ended March 31, 2023 and 2022.
Intangible assets consisted of the following as of:

in thousands	March 31, 2023	June 30, 2022
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(3,237)	(2,742)
Balance as of end of period	$5,363	$5,858
Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company recorded amortization expense of $0.5 million and $0.5 million for the nine months ended March 31, 2023 and 2022, respectively.
We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the nine months ended March 31, 2023 and 2022.

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
On March 20, 2023, we consolidated our Germantown center in Pennsylvania with two of our existing centers. Upon consolidation, we terminated our Germantown center lease and recognized lease termination costs of $0.6 million. Lease termination costs are included in other income (expense) on our consolidated statements of operations.
The following table presents the components of our ROU assets and their classification in our Balance Sheet at March 31, 2023:

Component of Lease Balances	Balance Sheet Line Items	Nine months ended March 31, 2023
		in thousands
Assets:
Operating lease assets	Operating lease assets	$21,906
Finance lease assets	Property and equipment, net	16,663
Total leased assets		$38,569

The following table presents the components of our lease cost and the classification of such costs in our Statements of Operations for the nine months ended March 31, 2023:

Component of Lease Cost	Statements of Operations Line Items	Nine months ended March 31, 2023
		in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$3,334
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	2,923
Interest on lease liabilities	Interest expense, net	901
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	—
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	23
Total lease expense		$7,181
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of March 31, 2023:

Weighted average remaining lease term:	March 31, 2023
Operating leases	8.8 years
Finance leases	3.8 years

Weighted average discount rate:	March 31, 2023
Operating leases	6.61%
Finance leases	8.76%
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to March 31, 2023:

in thousands	Operating Lease	Finance Lease	Total
Amount remaining in 2023	$1,645	$1,747	$3,392
2024	4,651	5,828	10,479
2025	4,345	5,045	9,390
2026	4,274	4,021	8,295
2027	3,981	3,325	7,306
Thereafter	10,173	1,587	11,760
Total lease payments	29,069	21,553	50,622
Less liability accretion / imputed interest	(5,557)	(3,226)	(8,783)
Total lease liabilities	23,512	18,327	41,839
Less: Current lease liabilities	3,402	4,946	8,348
Total long-term lease liabilities	$20,110	$13,381	$33,491

The following table includes the future maturities of minimum rental payments that are required to be paid under all non-cancelable operating and capital lease obligations as previously disclosed in our 2022 10-K, prior to the adoption of ASC 842:

in thousands	Operating Lease	Capital Lease
Amount remaining in 2023	$4,873	$4,405
2024	4,581	3,909
2025	4,122	3,126
2026	4,061	2,092
2027	3,764	1,393
Thereafter	10,265	535
Total minimal rental payments	31,666	15,460
Less: Amount representing interest		(2,652)
Subtotal		12,808
Current portion		3,368
Long-term portion		$9,440
Note 8. Long-Term Debt
Long-term debt consisted of the following at March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
	in thousands
Senior secured borrowings:
Term Loan Facility	$68,438	$71,250
Convertible term loan	2,296	2,327
Total debt	70,734	73,577
Less: unamortized debt issuance costs	1,252	1,574
Less: current maturities	3,795	3,793
Noncurrent maturities	$65,687	$68,210
2021 Credit Agreement
On March 8, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”) that replaced its prior credit agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity, each with a maturity date of March 8, 2026. The remaining capacity under the Revolving Credit Facility as of March 31, 2023 was $97.0 million, subject to (i) any issued amounts under our letters of credit, which as of March 31, 2023 was $3.0 million, and (ii) applicable to covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the Term Loan Facility, together with proceeds from the Company’s initial public offering (“IPO”), were used to repay long term debt amounts then outstanding.
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of March 31, 2023, the interest rate on the Term Loan Facility was 6.60%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of March 31, 2023, we had no borrowings outstanding, $3.0 million of letters of credit issued, and $97.0 million of remaining capacity under the Revolving Credit Facility.

The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of March 31, 2023, the Company was in compliance with the covenants of the 2021 Credit Agreement.
The deferred financing costs of $1.3 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.1 million and $0.3 million for the three and nine months ended March 31, 2023, respectively.
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
In the first quarter of 2023, the Company agreed to settle a wage and hour class action lawsuit in the State of California for a cash payment of $1.2 million. The agreement is subject to court approval.
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

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
	in thousands		in thousands

Stock options	$246	$269	$780	$359
Profits interests units	205	66	662	1,095
Restricted stock units	757	510	2,279	1,132
Total stock-based compensation expense	$1,208	$845	$3,721	$2,586
2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the 2020 Equity Incentive Plan pursuant to which interests in the LP in the form of Class B Units (profits interests) could be granted to employees, directors, consultants, and advisers. A maximum number of 16,162,177 Class B Units were authorized for grant under the 2020 Equity Incentive Plan. As of March 31, 2023, a total of 13,009,137 profits interests units had been granted under the 2020 Equity Incentive Plan.
The Company used the Monte Carlo option model to determine the fair value of the profits interests units at the time of the grant. There were no grants awarded during the three and nine months ended March 31, 2023.

A summary of profits interests activity for the nine months ended March 31, 2023 was as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2022	2,158,071	$1.28
Granted	—	$—
Forfeited	(49,654)	$1.28
Vested	(844,081)	$1.28
Outstanding balance, March 31, 2023	1,264,336	$1.28

Performance-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2022	2,217,865	$0.57
Granted	—	$—
Forfeited	(99,307)	$0.57
Vested	—	$—
Outstanding balance, March 31, 2023	2,118,558	$0.57
The total unrecognized compensation cost related to profits interests units outstanding as of March 31, 2023 was $2.3 million, comprised (i) $1.1 million related to time-based unit awards expected to be recognized over a weighted-average period of 0.9 years and (ii) $1.2 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
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

Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the nine months ended March 31, 2023 was as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2022	476,768	$9.69
Granted	1,048,298	$6.07
Forfeited	(184,141)	$5.44
Vested	(124,919)	$5.23
Outstanding balance, March 31, 2023	1,216,006	$6.61
The total unrecognized compensation cost related to time based restricted stock units outstanding as of March 31, 2023 was $6.2 million and is expected to be recognized over a weighted-average period of 2.1 years.
A summary of performance based vesting restricted stock units activity for the nine months ended March 31, 2023 was as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2022	258,767	$5.18
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, March 31, 2023	258,767	$5.18
The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of March 31, 2023 was $0.9 million and is expected to be recognized over a weighted-average period of 2.6 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the nine months ended March 31, 2023 was as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2022	554,499	$1.61
Granted	162,162	$0.80
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, March 31, 2023	716,661	$1.21

Exercisable balance, March 31, 2023	173,280	$0.24

The total unrecognized compensation cost related to time-based vesting stock options outstanding as of March 31, 2023 was $0.4 million and is expected to be recognized over a weighted-average period of 1.9 years.
The fair value of the time-based stock options granted during the nine months ended March 31, 2023, was based upon the Black-Scholes option pricing model using the assumptions in the following table:

2023
Expected volatility	34.5%
Weighted-average expected life (years) - time vesting units	2.9
Interest rate	1.56%
Dividend yield	0%
Weighted-average fair values	$0.80
Fair value of underlying stock	$3.70
A summary of performance-based vesting stock option activity for the nine months ended March 31, 2023 was as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2022	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, March 31, 2023	776,299	$3.08
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of March 31, 2023 was $1.6 million and is expected to be recognized over a weighted-average period of 2.7 years.
Note 11: Income Taxes
The Company recorded an income tax benefit of $1.4 million and an income tax benefit of $4.1 million for the three months ended March 31, 2023 and 2022, respectively. The Company recorded an income tax benefit of $7.7 million and an income tax provision of $0.1 million for the nine months ended March 31, 2023 and 2022, respectively. This represents an effective tax rate of 17.2% and 56.6% for the three months ended March 31, 2023 and 2022, respectively. This represents an effective tax rate of 19.7% and 1.4% for the nine months ended March 31, 2023 and 2022, respectively.
The effective rate for the nine months ended March 31, 2023 was different from the federal statutory rate primarily due to the Company’s book loss offset partially by disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m), disallowed stock options related to the profit interest units, exclusion of losses from entities not subject to tax, and lobbying expenses which occurred during the three month period.
The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the nine-month period ended March 31, 2023, the Company has determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company has also determined it is not "more likely than not" that the deferred tax assets associated with certain federal net operating losses will be realized and as such has included a valuation allowance against these federal deferred tax assets. The Company has provided $4.7 million at March 31, 2023 and $4.1 million at June 30, 2022, as a valuation allowance against its deferred tax assets for federal and state net operating losses where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.
Note 12: Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three and nine months ended March 31, 2023, 659,761 and 37,901 potentially diluted securities, respectively, were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they would have an anti-dilutive effect. There were no potentially anti-dilutive shares for the three and nine months ended March 31, 2022.
The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,		Nine months ended March 31,
in thousands, except share values	2023	2022	2023	2022
Net income (loss) attributable to InnovAge Holding Corp.	$(6,630)	$(2,821)	$(29,496)	$6,188
Weighted average common shares outstanding (basic)	135,601,327	135,516,608	135,581,971	135,516,544
EPS (basic)	$(0.05)	$(0.02)	$(0.22)	$0.05

Dilutive shares	—	—	—	14,249
Weighted average common shares outstanding (diluted)	135,601,327	135,516,608	135,581,971	135,530,793
EPS (diluted)	$(0.05)	$(0.02)	$(0.22)	$0.05
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

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the three months ended March 31, 2023 and 2022:

	March 31, 2023			March 31, 2022
(In thousands)	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$172,196	$—	$172,196	$176,988	$—	$176,988
Other service revenue	87	256	343	166	205	371
Total revenues	172,283	256	172,539	177,154	205	177,359
External provider costs	89,805	—	89,805	103,254	—	103,254
Cost of care, excluding depreciation and amortization	53,861	88	53,949	45,995	107	46,102
Center-Level Contribution Margin	28,617	168	28,785	27,905	98	28,003
Overhead costs(2)	33,041	(79)	32,962	30,911	(85)	30,826
Depreciation and amortization	3,858	134	3,992	3,760	90	3,850
Interest expense, net	(360)	(45)	(405)	(663)	(46)	(709)
Other income (expense)	(101)	—	(101)	108	—	108
Income (Loss) Before Income Taxes	$(8,743)	$68	$(8,675)	$(7,321)	$47	$(7,274)
The following table summarizes the operating results regularly provided to the CODM by reportable segment for the nine months ended March 31, 2023 and 2022:

	March 31, 2023			March 31, 2022
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$510,268	$—	$510,268	$524,507	$—	$524,507
Other service revenue	263	682	945	234	1,039	1,273
Total revenues	510,531	682	511,213	524,741	1,039	525,780
External provider costs	279,550	—	279,550	284,299	—	284,299
Cost of care, excluding depreciation and amortization	158,455	426	158,881	128,573	1,167	129,740
Center-Level Contribution Margin	72,526	256	72,782	111,869	(128)	111,741
Overhead costs(2)	100,148	—	100,148	93,463	(98)	93,365
Depreciation and amortization	10,739	348	11,087	10,130	305	10,435
Interest expense, net	(1,095)	(136)	(1,231)	(1,783)	(147)	(1,930)
Other income (expense)	380	—	380	(357)	(1)	(358)
Income (Loss) Before Income Taxes	$(39,076)	$(228)	$(39,304)	$6,136	$(483)	$5,653
_________________________________
(1)Center-level Contribution Margin from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments consist of Homecare and Senior Housing. Neither of those segments has ever met any of the quantitative thresholds for determining reportable segments.
(2)Overhead consists of the Sales and marketing and Corporate, general and administrative financial statement line items.
Note 14: Related Party Transactions
Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, the general partner, who is a subsidiary of the Company (the “General Partner”), funded operating deficits and shortfalls of PWD in the form of a loan. At each of March 31, 2023 and June 30, 2022, $0.7 million was recorded in Deposits and other. Additionally, the General Partner is paid an administration fee of $35,000 per year.

Note 15: Subsequent Events
Effective May 1, 2023, the California Department of Health Care Services (“DHCS”) released the Company’s center in Sacramento, California from enrollment sanction. The action by DHCS follows the previously announced release of sanction by the Centers for Medicare and Medicaid Services in November of 2022. The release of both sanctions permits the Company to resume normal enrollment at the Company’s center in Sacramento, California. CMS and DHCS will require the Company to conduct post-sanction corrective action and monitoring activities to address any issues identified during the validation audits.

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
Overview
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of March 31, 2023, the Company served approximately 6,310 PACE participants, and operated 17 PACE centers across Colorado, California, New Mexico, Pennsylvania, and Virginia. During the third quarter ended March 31, 2023, the Company consolidated its Germantown LIFE center with its Allegheny and Henry Avenue LIFE centers in Pennsylvania.
Trends and Uncertainties Affecting the Company
During fiscal year 2022, the U.S. and global economies experienced adverse macroeconomic effects in part resulting from the ongoing effects of the COVID-19 pandemic, as discussed in more detail below. These effects included inflation and increased wages due to labor shortages. In fiscal year 2022, in response to high levels of inflation, we began to implement various mitigation strategies to reduce costs of operation, including consolidating services and price negotiations with providers and vendors. While inflationary pressures eased slightly during the three and nine months ended March 31, 2023, inflation has continued during fiscal 2023 and is expected to continue through the remainder of the fiscal year. As a result, the Company has continued the mitigation strategies discussed during the nine months ended March 31, 2023. The effects of inflation, after accounting for these mitigation strategies, were immaterial to our financial results for the three and nine months ended March 31, 2023. Although we expect to continue mitigation efforts, there can be no assurance that our strategies will be sufficient.
In addition, the increased wage pressure, exacerbated by the labor shortage, increased the cost of providing care and our overall operating expenses during the nine months ended March 31, 2023. The combination of increased wage pressure and labor shortage amongst healthcare personnel, and specifically, trained personnel, has impacted and may continue to impact our expenses and ability to adhere to the complex government laws and regulations that apply to our business.
Furthermore, operating expenses increased $31.8 million, or 6.1%, for the nine months ended March 31, 2023 compared to 2022 due to, in part, the increased cost of care and related cost per participant as a result of increased salaries, wages and benefits associated with increased headcount and higher wage rates, third party audit and compliance support, and increased fleet and contract transportation due to an increase in average daily attendnace, external appointments, and higher fuel costs. We expect to experience elevated operating expenses for the remainder of fiscal 2023. We continue to evaluate increased costs and methods to mitigate or offset such costs.
In March 2023, U.S. regional and global banks faced liquidity issues. Even though regulatory agencies intervened to stabilize the banking system, there is uncertainty in the markets regarding its continued stability, and regulatory agencies may not intervene in future crises. If the banks and financial institutions at which we, or our payors, hold our cash enter receivership or become insolvent, our liquidity may be threatened. Our cash and cash equivalents balance as of March 31, 2023 consisted of cash held in depository accounts, short-term treasuries, and money-market funds at global money-center banks invested in high-quality, short-term investments. While we do hold some regional bank exposure, such cash allocations are immaterial.
Impact of Macroeconomic Conditions and COVID-19
The COVID-19 pandemic altered the behavior of businesses and people, the effects of which, to some extent, continue on federal, state and local economies. On January 30, 2023 the President announced an intention to allow the national emergency and public health emergency declarations related to the COVID-19 pandemic to expire on May 11, 2023. The declarations have been in place since early 2020, and in addition to various Congress enacted legislation allowed the federal government flexibility to waive or modify certain requirements in a range of areas, including Medicare and Medicaid. We continue to evaluate how the expiration of these emergency declarations may affect our business outlook.

Census and capitation revenue. At this time, we do not believe material census attrition will occur as a result of the expiration of the public health emergency declarations related to COVID-19 and the resumption of Medicaid redetermination. The frailty level of PACE participants coupled with the complexity of Medicaid services needed, result in a comprehensive financial qualifications review compared to the more traditional Medicaid-only population. Additionally, throughout the public health emergency, the Company has continued to complete annual Medicaid redeterminations with a dedicated team to support these efforts. Our process enables the Company to provide a high degree of service to participants to monitor eligibility, assist with the redetermination process, address potential issues with eligibility in real time, and track future renewal dates.
Expenses. The virus has and continues to impact older adults, especially those with chronic illnesses, which describes our participants. The United States experienced supply chain issues with respect to personal protective equipment (“PPE”) and other medical supplies during the height of the pandemic. Global logistics network challenges resulted in higher prices for medical supplies we require. While supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook, supply chain disruptions have improved to almost pre-pandemic level during the course of the first nine months of fiscal 2023. As a result, prices for most medical supplies have normalized.
Labor market. The COVID-19 pandemic has and continues to exacerbate difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that requires training. In fiscal year 2022, we experienced workforce and labor shortages, within all of our centers. This labor pressure has eased slightly during the nine months ended March 31, 2023. While the labor pressure and related costs have eased slightly, the Company continues to be affected by the increased competition in the labor market and market adjustments to increase retention and improve our ability to hire. These adjustments contributed, in part, to an increase in cost of care for the nine months ended March 31, 2023, further impacted by additional staffing related to compliance and remediation efforts. This increase in conjunction with higher headcount has contributed to increased cost of care for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 as discussed in “Results of Operations” below. We continue to assess key roles and benchmarks to market while monitoring trends in the labor market.
For additional information on the various risks posed by macroeconomic events and the ongoing COVID-19 pandemic, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2022 10-K.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our ability to effectively implement remediation efforts in our centers as a result of our recent audits. The Company’s priority is to remediate the deficiencies raised in audit processes and to implement post-sanction corrective actions, where required. As part of its actions to do so, the Company has worked with the appropriate authorities to make the necessary changes within the Company to increase care coordination and care documentation among our centers, including working to fill critical personnel gaps at our centers, standardizing the process of our Interdisciplinary Care Teams (“IDTs”), strengthening our home care network and reliability, improving timelines of scheduling and coordinating care with providers outside our centers, among others. See “Audit Processes and Remediation Efforts” below.
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.53 based on InnovAge data as of March 31, 2023; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all of participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive per member, per month (“PMPM”) payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant.
•Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators.
•Our ability to maintain high participant satisfaction and retention. We achieved a 74% participant satisfaction rating as of January 1, 2023 and average participant tenure was 3.2 years as of March 31, 2023, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5.7% annually over the last three fiscal years. Approximately 75% of our historical disenrollments have been involuntary, due primarily to participant death or otherwise due to participants moving out of our service areas.
•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Because our participants are among the most frail and medically complex individuals in the U.S. healthcare system, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 86% of our revenue in the nine months ended March 31, 2023. While we are liable for potentially large medical claims, our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care.
•Center-level Contribution Margin. As we serve more participants in existing centers, we leverage our fixed cost base at those centers and the value of a center to our business increases over time. The enrollment sanctions in Sacramento, California and Colorado limited our ability to grow our participant census and impact Center-level Contribution Margin in fiscal 2022 and the first half of fiscal 2023.
•Our ability to expand via acquisition or de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including sanctions issued by regulators, opening costs and availability of qualified and trained personnel. On January 7, 2022, the Department of Health Care Services ("DHCS") of the State of California notified us that it was suspending the State’s previously provided assurances that it would enter into a PACE program agreement with the Company ("State Attestations") with respect to de novo centers in the State of California until such time as the corrective action plans (“CAPs”) and the remediation and validation processes for our Sacramento center have been successfully completed and the enrollment sanctions are lifted. In addition, on February 9, 2022, we received notice from the Cabinet for Health and Family Services of the State of Kentucky informing us that they no longer intend to enter into an agreement with us to be a PACE provider in the State of Kentucky. On February 14, 2022, CMS denied our application to develop the previously announced PACE center in Terre Haute, Indiana, which was projected to open in fiscal year 2024 based on deficiencies detected during CMS’ 2021 audits of our Sacramento and Colorado PACE programs. In Florida, we are moving forward with pursuit of licensure required to open a PACE center in each of Tampa and Orlando, with the support of the Florida Agency for Health Care Services and CMS.
•Execute tuck-in acquisitions. From fiscal year 2019 through fiscal year 2021, we acquired and integrated three PACE organizations, expanding our InnovAge Platform to one new state and four new markets through those acquisitions. We are disciplined in our approach to acquisitions and have executed multiple types of transactions, including turnarounds and non-profit conversions. Historically, when integrating acquired programs, we worked closely with key constituencies, including local governments, health systems and senior housing providers, to enable continuity of high-quality care for participants. Once restrictions on our ability to open de novo centers are lifted or resolved, we intend to resume execution of tuck-in acquisitions.
•Contracting with government payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Maintaining, supporting and growing these relationships in existing markets as well as new geographies, is critical to our long-term success.
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and due to additional costs we are incurring and expect to incur as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate and director and officer insurance, investor relations and increased legal, audit, reporting and consulting fees. We also expect to incur additional expenses for the foreseeable future in connection with current and future audits to our centers, remediation plans and current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. Accordingly, in the short term we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
•Seasonality of our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s Risk Adjustment Factor score as measured twice per year and is based on the evolving acuity of a participant. Based on the difference between our estimate and the final determination from CMS, we may receive incremental true up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility into nor control over the timing of such payments.
Audit Processes and Remediation Efforts
We are routinely subject to, and will continue to be subject to, various governmental inspections, reviews and audits. Set forth below is a summary of the ongoing audits at our centers and updates on such audit processes.
Colorado. On January 23, 2023, both CMS and Colorado Department of Health Care Policy & Financing (“HCPF”) released enrollment sanctions for all Colorado centers and normal enrollment since resumed. CMS and HCPF require that we conduct post-sanction corrective action and monitoring activities to address any issues identified during the validation audits.
California. Effective November 21, 2022, CMS released the enrollment sanction for Medicare-eligible participants, and effective May 1, 2023, the DHCS released the state sanction. CMS and DHCS are requiring the Company to conduct post-sanction corrective action and monitoring activities to address any issues identified during the validation audits. The release of both CMS and DHCS sanctions permits the Company to resume normal enrollment of eligible seniors into its PACE program at its Sacramento, California center.
In January 2022, DHCS notified us that it was suspending the State Attestations with respect to de novo centers in the State of California until such time as its enrollment sanctions are lifted.
New Mexico. On April 14, 2023, CMS closed the audit that it had begun in November 2021.
Kentucky, Indiana and Florida. The States of Kentucky and Indiana have taken actions to suspend our ability to open de novo centers in those states. In Florida, we are moving forward with pursuit of licensure required to open a PACE center in each of Tampa and Orlando, with the support of the Florida Agency for Health Care Services and CMS.
The Company’s priority is to return to growth as a company, both for the short- and long-term. We continue to work with the appropriate authorities to make the necessary changes within the Company to increase care coordination and care documentation among our centers.

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
Sales and Marketing. Sales and marketing expenses consist of employee-related expenses, including salaries, commissions, and employee benefits costs, for all employees engaged in marketing, sales, community outreach and sales support. These employee-related expenses capture all costs for both our field-based and corporate sales and marketing teams. Sales and marketing expenses also include local and centralized advertising costs, as well as the infrastructure required to support our marketing efforts. We expect these costs to increase in absolute dollars over time as we grow our participant census. We evaluate our sales and marketing expenses relative to our participant growth and will invest more heavily in sales and marketing from time-to-time to the extent we believe such investment can accelerate our growth without negatively affecting profitability.
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
Results of Operations
The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
in thousands	2023	2022	2023	2022
Revenues
Capitation revenue	$172,196	$176,988	$510,268	$524,507
Other service revenue	343	371	945	1,273
Total revenues	172,539	177,359	511,213	525,780
Expenses
External provider costs	89,805	103,254	279,550	284,299
Cost of care, excluding depreciation and amortization	53,949	46,102	158,881	129,740
Sales and marketing	5,314	6,144	13,502	19,117
Corporate, general and administrative	27,648	24,682	86,646	74,248
Depreciation and amortization	3,992	3,850	11,087	10,435
Total expenses	180,708	184,032	549,666	517,839
Operating Income (Loss)	$(8,169)	$(6,673)	$(38,453)	$7,941

Other Income (Expense)
Interest expense, net	(405)	(709)	(1,231)	(1,930)
Other income (expense)	(101)	108	380	(358)
Total other expense	(506)	(601)	(851)	(2,288)
Income (Loss) Before Income Taxes	(8,675)	(7,274)	(39,304)	5,653
Provision (Benefit) for Income Taxes	(1,365)	(4,116)	(7,747)	81
Net Income (Loss)	$(7,310)	$(3,158)	$(31,557)	$5,572
Less: net loss attributable to noncontrolling interests	(680)	(337)	(2,061)	(616)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$(6,630)	$(2,821)	$(29,496)	$6,188
Revenues

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	$	%	2023	2022	$	%
in thousands
Capitation revenue	$172,196	$176,988	$(4,792)	(2.7)%	$510,268	$524,507	$(14,239)	(2.7)%
Other service revenue	343	371	(28)	(7.5)%	945	1,273	(328)	(25.8)%
Total revenues	$172,539	$177,359	$(4,820)	(2.7)%	$511,213	$525,780	$(14,567)	(2.8)%
Capitation revenue. Capitation revenue was $172.2 million for the three months ended March 31, 2023 a decrease of $4.8 million, or 2.7%, compared to $177.0 million for the three months ended March 31, 2022. This decrease was driven by a 7.6% decrease in member months partially offset by a 5.3% increase in capitation rates. The decrease in member months is primarily due to disenrollments and our inability to enroll new participants at our Sacramento, California center as a result of sanctions, minimally offset by the ramp up of enrollments at our Colorado centers as we resumed the enrollment process. The increase in capitation rates was primarily driven by an annual increase in both Medicaid capitation rates as determined by the States and Medicare capitation rates as a result of increased risk score and county rates partially offset by the reinstatement of sequestration.
Capitation revenue was $510.3 million for the nine months ended March 31, 2023, a decrease of $14.2 million, or 2.7%, compared to $524.5 million for the nine months ended March 31, 2022. This decrease was driven by a 7.1% decrease in member months partially offset by a 4.7% increase in capitation rates, primarily due to the factors discussed above.
Operating Expenses

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	$	%	2023	2022	$	%
in thousands
External provider costs	$89,805	$103,254	$(13,449)	(13.0)%	$279,550	$284,299	$(4,749)	(1.7)%
Cost of care (excluding depreciation and amortization)	53,949	46,102	7,847	17.0%	158,881	129,740	29,141	22.5%
Sales and marketing	5,314	6,144	(830)	(13.5)%	13,502	19,117	(5,616)	(29.4)%
Corporate, general, and administrative	27,648	24,682	2,966	12.0%	86,646	74,248	12,398	16.7%
Depreciation and amortization	3,992	3,850	142	3.7%	11,087	10,435	652	6.2%
Total operating expenses	$180,708	$184,032	$(3,324)		$549,666	$517,839	$31,827
External provider costs. External provider costs were $89.8 million for the three months ended March 31, 2023, a decrease of $13.4 million, or 13.0%, compared to $103.3 million for the three months ended March 31, 2022. The decrease was primarily driven by a decrease of $7.9 million, or 7.6%, in member months coupled with a decrease of $5.6 million, or 5.9%, in cost per participant. The decrease in cost per participant was primarily driven by a $3.6 million decrease associated with lower inpatient cost per admit as a result of the Omicron spike in the prior year and a $1.3 million net decrease associated with lower short stay skilled nursing facility utilization partially offset by an increase in assisted living and permanent nursing facility utilization and unit cost.
External provider costs were $279.5 million for the nine months ended March 31, 2023, a decrease of $4.7 million, or 1.7%, compared to $284.3 million for the nine months ended March 31, 2022. The decrease is primarily driven by a decrease of $20.2 million, or 7.1%, in member months partially offset by an increase of $15.4 million, or 5.8%, in cost per participant. The increase in cost per participant is primarily driven by a $13.3 million increase associated with increased assisted living and nursing facility utilization and unit cost partially offset by a $3.0 million reduction in inpatient cost per admit associated with fewer COVID admissions.
Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $53.9 million for the three months ended March 31, 2023, an increase of $7.8 million, or 17.0%, compared to $46.1 million for the three months ended March 31, 2022, primarily due to an increase of $11.4 million, or 26.7%, in cost per participant partially offset by a decrease of $3.5 million, or 7.6%, in member months. The increase was primarily driven by (i) a $6.2 million increase in salaries, wages and benefits associated with increased headcount and higher wage rates due to the ongoing competitive labor market, (ii) $0.8 million in third party audit and compliance support, (iii) $0.7 million in increased building maintenance and security, and (iv) $0.4 million in increased fleet expense a result of higher average daily attendance and an increase in external appointments.
Cost of care (excluding depreciation and amortization) expense was $158.9 million for the nine months ended March 31, 2023, an increase of $29.1 million, or 22.5%, compared to $129.7 million for the nine months ended March 31, 2022, primarily due to an increase of $38.4 million, or 31.8%, in cost per participant partially offset by a decrease of $9.2 million, or 7.1%, in member months. The increase was primarily driven by (i) a $19.4 million increase in salaries, wages and benefits associated with increased headcount and higher wage rates due to the ongoing competitive labor market, (ii) $3.5 million in third party audit and compliance support, (iii) $3.0 million in increased fleet expense and contract transportation as a result of higher average daily attendance, increase in external appointments, and higher fuel costs, (iv)

$1.5 million in increased building maintenance and security and (v) $0.7 million in de novo costs due primarily to rent expense.
Sales and marketing. Sales and marketing expenses were $5.3 million for the three months ended March 31, 2023, a decrease of $0.8 million, or 13.5%, compared to $6.1 million for the three months ended March 31, 2022, primarily due to a $0.6 million reduction in costs associated with fewer sales headcount as a result of sanctions in our Colorado and Sacramento centers partially offset by $0.4 million in one-time costs related to organizational realignment recorded during the three months ended March 31, 2022.
Sales and marketing expenses were $13.5 million for the nine months ended March 31, 2023, a decrease of $5.6 million, or 29.4%, compared to $19.1 million for the nine months ended March 31, 2022, primarily due to (i) a $2.8 million reduction in marketing spend and $2.0 million reduction in costs associated with fewer headcount within the sales department, both as a result of sanctions in our Colorado and Sacramento centers and (ii) a $0.9 million reduction in sales commissions expense due to the deferral of commissions.
Corporate, general and administrative. Corporate, general and administrative expenses were $27.6 million for the three months ended March 31, 2023, an increase of $3.0 million, or 12.0%, compared to $24.7 million for the three months ended March 31, 2022. The increase was primarily due to (i) a $2.7 million increase in employee compensation and benefits as the result of an increase in headcount to support compliance and bolster organizational capabilities, (ii) $2.7 million in third party legal costs, and (iii) a $2.1 million increase in software license and maintenance expense. These increases in cost are partially offset by (i) a $1.9 million reduction in bad debt expense and (ii) a $1.0 million reduction in consulting expense associated with improving organizational capabilities.
Corporate, general and administrative expenses were $86.6 million for the nine months ended March 31, 2023, an increase of $12.4 million, or 16.7%, compared to $74.2 million for the nine months ended March 31, 2022. The increase was primarily due to (i) a $7.8 million increase in employee compensation and benefits as the result of an increase in headcount to support compliance and bolster organizational capabilities, (ii) $6.4 million in third party costs associated with implementing our core provider initiatives, assessing our risk-bearing payor capabilities, and strengthening organizational capabilities including the transition to a new electronic medical record ("EMR"), (iii) $3.5 million in increased legal spend, and (iv) $3.2 million increase in software license and maintenance expense. These increases in cost were partially offset by (i) a $2.5 million reduction in bad debt expense and (ii) $4.1 million in executive severance and recruiting recognized during the nine months ended March 31, 2022.
Other Income (Expense)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	$	%	2023	2022	$	%
in thousands
Interest expense, net	$(405)	$(709)	$304	(42.8)%	$(1,231)	$(1,930)	$699	(36.2)%
Other income (expense)	(101)	108	(209)	(193.3)%	380	(358)	738	(206.1)%
Total other expense	$(506)	$(601)	$95		$(851)	$(2,288)	$1,437
Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $0.4 million for the three months ended March 31, 2023, a decrease of $0.3 million, or 42.8%, compared to $0.7 million for the three months ended March 31, 2022. The decrease was primarily due to interest income of $1.0 million from money market funds offsetting interest expense of $1.4 million for the three months ended March 31, 2023. Interest income during the three months ended March 31, 2022 was negligible.
Interest expense, net was $1.2 million for the nine months ended March 31, 2023, a decrease of $0.7 million, or 36.2%, compared to $1.9 million for the nine months ended March 31, 2022. The decrease was primarily due to interest income of $2.3 million from money market funds offsetting interest expense of $3.5 million during the nine months ended March 31, 2023. Interest income during the nine months ended March 31, 2022 was negligible. For additional information regarding our outstanding indebtedness, see Note 8, “Long-Term Debt” to our condensed consolidated financial statements.

Other income (expense). Other income (expense) consists primarily of the net proceeds received from the sale of or disposal of property and equipment and unrealized gains and losses related to short-term investments. Other income (expense) for the three months ended March 31, 2023 decreased $0.2 million, or 193.3%, when compared to the three months ended March 31, 2022. The decrease is primarily due to a loss of $0.6 million related to the termination of the Germantown, Pennsylvania center lease upon consolidation of the center with other centers, offset by the recognition of $0.4 million in unrealized gains related to short-term investments. Other income (expense) was income of $0.4 million for the nine months ended March 31, 2023, an increase of $0.8 million, or 206.0%, compared to a loss of $0.4 million for the nine months ended March 31, 2022. The increase is due to the recognition of unrealized gains on short-term investments of $0.8 million offset by a loss of $0.6 million due to the termination of the Germantown center lease during the nine months ended March 31, 2023 in addition to the recognition of a loss on disposal of assets of $0.4 million during the nine months ended March 31, 2022 related to the write off of certain assets in conjunction with a move to a new facility at our Roanoke, Virginia center.
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
During the three months ended March 31, 2023 and 2022, we reported benefit for income taxes of $1.4 million and $4.1 million, respectively. During the nine months ended March 31, 2023 and 2022, we reported benefit for income taxes of $7.7 million and a provision for income taxes of $0.1 million, respectively. The decrease of $7.8 million is primarily due (i) our pretax book loss recognized during the nine months ended March 31, 2023, as compared to pretax book income recognized during the nine months ended March 31, 2022 and (ii) certain permanent differences between the financial and tax accounting treatment of (a) the Section 162(m) limitation on compensation of five highest paid officers, (b) income from entities not subject to tax, and (c) disallowed stock options related to profit unit interests.
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
Net Income (Loss)
During the nine months ended March 31, 2023 and 2022, we reported net income (loss) of ($31.6 million) and $5.6 million, respectively, consisting of (i) income (loss) from operations of ($38.5 million) and $7.9 million, respectively, (ii) other expense of $0.9 million and $2.3 million, respectively, and (iii) a benefit for income taxes of $7.7 million and provision of $0.1 million, respectively, each as described above.

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

	Nine months ended March 31,
	2023	2022
	dollars in thousands
Key Business Metrics:
Centers(a)	17	18
Census(b)	6,310	6,800
Total Member Months(b)	58,270	62,730

Center-level Contribution Margin	$72,782	$111,741
Center-level Contribution Margin as a % of revenue	14.2%	21.3%

GAAP Measures:
Net income (loss)	$(31,557)	$5,572
Net loss margin	(6.2)%	1.1%

Non-GAAP Measures:
Adjusted EBITDA(c)	$(1,977)	$34,895
Adjusted EBITDA Margin(c)	(0.4)%	6.6%
________________________
(a)During the third quarter ended March 31, 2023, the Company consolidated its Germantown LIFE center with its Allegheny and Henry Avenue LIFE centers in Pennsylvania.
(b)Amounts are approximate.
(c)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. For a definition and reconciliation of these non-GAAP measures to the most closely comparable GAAP measures for the period indicated, see below under “Adjusted EBITDA and Adjusted EBITDA Margin.”
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

Center-level Contribution Margin
We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $72.8 million and $111.7 million for the nine months ended March 31, 2023 and 2022, respectively.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted for interest expense, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, class action litigation, M&A and de novo center development, business optimization, EMR implementation, and facility expansion, relocation and closure. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue less any exceptional, one time revenue items. For the nine months ended March 31, 2023 and 2022, net loss was $31.6 million and net income was $5.6 million, respectively, representing a year-over-year decrease of 666.3%. Adjusted EBITDA was ($2.0 million) and $34.9 million, for the nine months ended March 31, 2023 and 2022, respectively, representing a year-over-year decrease of 105.7%. For the nine months ended March 31, 2023, net loss margin was 6.2%, as compared to net income margin of 1.1% for the nine months ended March 31, 2022. For the nine months ended March 31, 2023, our Adjusted EBITDA margin was negative 0.4%, as compared to our Adjusted EBITDA margin for the nine months ended March 31, 2022 of 6.6%. The decrease in Adjusted EBITDA and Adjusted EBITDA margin is primarily from (i) increased center-level headcount and wage rates associated with a competitive labor market, (ii) increased housing utilization and rates as mandated by the states, and (iii) higher corporate, general, and administrative expenses, primarily attributable to increased headcount to support compliance and to bolster our organizational capabilities.
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

A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
			in thousands

Net income (loss)	$(7,310)	$(3,158)	$(31,557)	$5,572
Interest expense, net	405	709	1,231	1,930
Depreciation and amortization	3,992	3,850	11,087	10,435
Provision (benefit) for income tax	(1,365)	(4,116)	(7,747)	81
Stock-based compensation	1,208	845	3,721	2,586
Executive severance and recruitment(a)	—	—	—	4,123
Litigation costs and settlement(b)	3,274	377	7,839	2,820
M&A and de novo center development(c)	146	693	452	1,533
Business optimization(d)	1,394	2,329	8,418	4,720
EMR implementation(e)	2,045	402	4,579	1,095
Adjusted EBITDA	$3,789	$1,931	$(1,977)	$34,895
________________________
(a)Reflects charges related to executive severance and recruiting.
(b)Reflects a $1.2 million reserve for a wage and hour class action settlement for the three and nine months ended March 31, 2023 and charges/(credits) related to litigation by stockholders, litigation related to de novo center development, and civil investigative demands. Refer to Note 9, "Commitments and Contingencies" to our condensed consolidated financial statements for more information regarding litigation by stockholders and civil investigative demands. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(c)Reflects charges related to M&A transaction and integrations, and de novo center developments.
(d)Reflects charges related to business optimization initiatives. Such charges related to one-time investments in projects designed to enhance our technology and compliance systems, improve and support the efficiency and effectiveness of our operations, and third party support to address efforts to remediate deficiencies in audits. For the three months ended March 31, 2023 this includes (i) $0.3 million related to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $0.2 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities, (iii) $0.6 million in the consolidation of the Germantown, Pennsylvania center, and (iv) $0.3 million related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the nine months ended March 31, 2023 this includes (i) $1.5 million related to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $5.3 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities, (iii) $0.6 million in the consolidation of the Germantown center and (iv) $1.0 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(e)Reflects non-recurring expenses relating to the implementation of a new EMR vendor.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and from the sale of common stock in our IPO that occurred in March 2021. As of March 31, 2023, we had cash and cash equivalents of $121.7 million. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined in Note 8, “Long Term Debt” to the condensed consolidated financial statements) due 2026, (ii) capital and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2025 and 2032, respectively, (iii) the operations of our business, including special projects such as our transition to a new EMR vendor, with respect to which we expect to incur non-recurring implementation costs over the next three months, and ongoing costs through 2026, and third party support to address remediation efforts, and (iv) income tax payments, which are generally due on a quarterly and annual basis. We also will continue investing in the effective implementation of corrective remediation plans (CAPs) and other corrective initiatives as a result of deficiencies found during audits at some of our centers, and our ability to continually provide necessary and quality services to our participants. We also have used and expect to increase the use of capital resources for capital additions, which include costs relating to the development of de novo centers, including those in Florida. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis.
Our cash obligations consist of repayments of long-term debt and obligations under operating and finance leases. As of March 31, 2023, we had $70.7 million of long-term debt outstanding. As of March 31, 2023, we had future minimum operating lease payments under non-cancellable leases through the year 2032 of $29.1 million. We also had non-cancellable finance lease agreements with third parties through the year 2027 with future minimum payments of $21.6 million. For additional information, see Note 7, “Leases”, Note 8, “Long Term Debt”, and Note 9, “Commitments and Contingencies” in our condensed consolidated financial statements.
We believe that our cash and cash equivalents and our cash flows from operations, available funds, and access to financing sources, including our 2021 Credit Agreement and Revolving Credit Facility (each discussed and defined below), will be sufficient to fund our operating and capital needs for the next 12 months and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, our ability to retain and grow the number of PACE participants, subject to our ability to effectively remediate deficiencies identified in audits of our centers and the expansion of sales and marketing activities. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
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
Any outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of March 31, 2023, the interest rate on the Term Loan Facility was 6.60%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of March 31, 2023, we had no borrowings outstanding, $3.0 million of letters of credit issued, and $97.0 million of remaining capacity under the Revolving Credit Facility. As of March 31, 2023, we also had $2.3 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments for the convertible term loan are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.
For more information about our debt, see Note 8 “Long-Term Debt” to our condensed consolidated financial statements.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Condensed Consolidated Statements of Cash Flows
Our consolidated statements of cash flows for the nine months ended March 31, 2023 and 2022 are summarized as follows:

	Nine months ended March 31,
	2023	2022	$ Change
in thousands
Net cash provided (used) by operating activities	$7,085	$24,059	$(16,974)
Net cash used in investing activities	(64,329)	(23,578)	(40,751)
Net cash used in financing activities	(5,480)	(4,670)	(810)
Net change in cash, cash equivalents and restricted cash	$(62,724)	$(4,189)	$(58,535)
Operating Activities. The change in net cash provided (used) by operating activities was primarily due to the net effect of (i) net loss of $31.6 million in the current year period compared to a net income of $5.6 million in the prior year period, as described further above, and (ii) a net decrease in working capital primarily attributable to payments for operating leases and reported and estimated claims.
Investing Activities. Investing activities were made up of approximately $19.3 million in purchases of property and equipment and $45.0 million for purchases of short-term investments, consisting primarily of managed income funds invested in investment grade short-term fixed and floating rate debt securities aimed at creating income while maintaining low volatility on principal.
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
Interest rate risk
As of March 31, 2023, we had total outstanding debt of $68.4 million in principal amount under the Term Loan Facility, $2.3 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility (each as defined in Note 8, “Long-Term Debt” to our condensed consolidated financial statements). As of June 30, 2022, we had total outstanding debt of $71.3 million in principal amount under the Term Loan Facility and $2.3 million under the Convertible Term Loan. As of March 31, 2023, the interest rate on the Term Loan Facility was 6.60%. We plan to amend our 2021 Credit Agreement loan documents to replace the reference rate with the Secured Overnight Financing Rate ("SOFR") prior to the discontinuance of the London Interbank Offered Rate ("LIBOR").
We had cash and cash equivalents of $121.7 million and $184.4 million as of March 31, 2023 and June 30, 2022, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.
Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.
We had short-term investments of $45.8 million and $— million as of March 31, 2023 and June 30, 2022, respectively, which are primarily invested in managed income funds managed by major financial institutions. The funds mainly invest in investment grade, U.S. denominated short-term fixed and floating rate debt securities. Securities are subject to market risk and sensitive to changes in interest rates. While the instruments held by the funds are generally less sensitive to interest rate changes than instruments with longer maturities due to their short-term nature, the funds may face a heightened level of interest rate risk due to changes in monetary policy. During periods when interest rates are low or negative, the funds yields, and total returns may also be low, or the funds may be unable to maintain positive returns. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on these short-term investments.
Inflation risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2023.
Changes to our Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Employment Agreement, dated February 28, 2023, by and between InnovAge Holding Corp. and Christine Bent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2023).

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
________________________
†The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed “furnished” with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

INNOVAGE HOLDING CORP.

Date: May 9, 2023	By:	/s/ Barbara Gutierrez
	Name:	Barbara Gutierrez
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)