Form 10-K
period 2023-06-30
InnovAge Holding Corp.
filed 2023-09-12
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________to
Commission File Number: 001-40159
_______________________________________________
InnovAge Holding Corp.
(Exact name of registrant as specified in its charter)
_______________________________________________

Delaware	81-0710819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8950 E. Lowry Boulevard Denver, CO (Address of Principal Executive Offices)	80230 (Zip Code)
(844) 803-8745
(Registrant’s telephone number, including area code)
_______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the company's financial statements included in the Form 10-K reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the company's executive officers during the relevant recovery period pursuant to Rule 10D-1(b) under the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s common stock held by non-affiliates on December 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $135.5 million.
As of September 11, 2023, there were 135,878,031 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the upcoming Annual Meeting of Shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended June 30, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

1

Cautionary Note About Forward-Looking Statements
Throughout this Annual Report on Form 10-K for the year ended June 30, 2023 (this “Annual Report”), we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth opportunities or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the viability of our growth strategy;
•our ability to identify and successfully complete acquisitions;
•our ability to attract new participants and retain existing participants and grow our revenue throughout our existing centers;
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
•our increased costs and expenditures in the future and our inability to execute or realize the benefits of our clinical value initiatives;
•the impact on our business from ongoing macroeconomic and COVID-19-related challenges, including labor shortages and inflation;
•the dependence of our revenues and operations upon a limited number of government payors;
•the risk that our submissions to government payors may contain inaccurate or unsupportable information, including regarding risk adjustment scores of participants;
•the impact on our business of renegotiation, non-renewal or termination of capitation agreements with government payors;
•the difficulty to predict our future results, which could cause such results to fall below any guidance we provide;
•the impact of state and federal efforts to reduce healthcare spending;
•the effects of a pandemic, epidemic or outbreak of an infectious disease, such as COVID-19;
•our dependence on our senior management team and other key employees;
•the impact of failures by our suppliers, or limitations on our ability to access new technology or medical products;
•the concentration of our presence in Colorado;
•our ability to manage our operations effectively, execute our business plan, maintain effective levels of service and participant satisfaction and adequately address competitive challenges;
•our ability to compete in the healthcare industry;
•our ability to establish a presence in new geographic markets;
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
•the impact of weather and other factors beyond our control;
2

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
•the impact of negative publicity regarding the managed healthcare industry; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report.
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
3

PART I
Item 1.    BUSINESS
Who We Are
InnovAge is the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, seniors, many of whom are dual-eligible. Our programs are designed to address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. Our participant-centered care delivery approach is designed to improve the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Through our Program of All-Inclusive Care for the Elderly (“PACE”) program, we fulfill a broad range of medical and ancillary services for seniors, including in-home care services (skilled, unskilled and personal care), in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to and from the PACE center and third-party medical appointments; and care management. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (i) the shift toward value-based care, in which coordinated, outcomes-driven, quality care is delivered while reducing unnecessary spend, (ii) eliminating excessive administrative costs by contracting directly with the government, (iii) focusing on the patient experience, and (iv) addressing social determinants of health.
InnovAge Holding Corp. (formerly, TCO Group Holdings, Inc.) and certain wholly owned subsidiaries were formed as for-profit corporations effective May 13, 2016, for the purpose of purchasing all the outstanding common stock of Total Community Options, Inc. d/b/a InnovAge, which was formed in May 2007. In connection with this purchase, Total Community Options, Inc. and certain of its subsidiaries converted from not-for-profit organizations to for-profit corporations. In connection with our initial public offering (“IPO”), which occurred in March 2021, we changed the name of our company from TCO Group Holdings, Inc. to InnovAge Holding Corp. (“InnovAge”). In this Annual Report on Form 10-K, the terms “we”, “our”, “our company” and “us” may refer, as the context requires, to InnovAge or collectively to InnovAge and its subsidiaries.
InnovAge is headquartered in Denver, Colorado. The Company manages its business as one reportable segment, PACE.
PACE
As of June 30, 2023, the Company served approximately 6,400 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based on participants served, and operated 17 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.
PACE is a fully-capitated managed care program, which serves the frail elderly, and predominantly dual-eligible, population in a community-based service model. We define dual-eligible seniors as individuals who are 55+ and qualify for benefits under both Medicare and Medicaid. InnovAge provides all needed healthcare services through an all-inclusive, coordinated model of care, and the Company is at risk for 100% of healthcare costs incurred with respect to the care of its participants. PACE programs receive capitation payments directly from Medicare Parts C and D, Medicaid, Veterans Administration (“VA”), and private pay sources. Additionally, under the Medicare Prescription Drug Plan, the Centers for Medicare and Medicaid Services (“CMS”) share part of the risk for providing prescription medication to the Company’s participants. We deliver our participant-centered care through the InnovAge Platform (as defined herein), which is designed to bring high-touch, comprehensive, value-based care.
We believe the traditional fee-for-service reimbursement model in healthcare does not adequately incentivize providers to efficiently manage this complex population. Dual-eligible seniors must navigate a disjointed, separately administered set of Medicare and Medicaid benefits, which often results in uncoordinated care delivered in silos. Our vertically integrated care model and full-risk contracts incentivize us to coordinate and manage all aspects of a participant’s health. Costs under the PACE program are estimated to be 15% lower on average than for a comparable dual-eligible population aged 65 and older under Medicaid, based on an analysis of most recently available data by the National PACE Association in July 2023. Importantly, we believe we can deliver better health outcomes. Our care model reduces unnecessary or avoidable medical spend. Based on an analysis performed using the data most recently available to us from 2018, we estimate that across our mature markets, our participants on average have 16% fewer hospital admissions and 73% fewer low- to medium-severity emergency room visits relative to a comparable Medicare fee-for-service population with similar risk scores for which data is available. In addition, as of June 30, 2023, our participants had a 12% lower 30-day hospital readmission rate compared to a frail, dual-eligible or disabled waiver population. In addition to reducing spend, we also focus on ensuring our participants are satisfied and receive the necessary care. Our participant satisfaction, based on our most recent survey of participants administered by an independent third party as of March 1, 2023, is 78%.
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
Industry Challenges
Unsustainable and rising healthcare costs. According to data from the Office of the Actuary of CMS, healthcare spending in the United States grew at approximately 5% per year from 2016 to 2021, and in 2021 represented $4.3 trillion of annual spend, or 18.3% of U.S. GDP. The overall growth rate of healthcare spending is expected to accelerate due to the aging population.
Government healthcare spend is disproportionally concentrated on the dual-eligible population, who typically suffer from multiple chronic conditions and require long-term services and supports. Medicare and Medicaid spend on average three times more per capita on a dual-eligible senior than a Medicare-only senior. Improved care management of dual-eligible seniors is critical to reducing the rapid growth in government healthcare spending in the United States.
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
High-cost, dual-eligible seniors are at high risk of falling through the cracks of the U.S. healthcare system. Few government-sponsored programs other than PACE bring together the Medicare and Medicaid benefit for these individuals, creating further barriers to delivering coordinated care. Dual-eligible beneficiaries are among the most medically complex, high-frequency users of healthcare services. Based on InnovAge data as of June 30, 2023, the typical InnovAge participant had, on average, eleven chronic conditions and, based on the data most recently available to us from a 2021 modified health outcomes survey, required, on average, assistance with two or more activities of daily living (“ADLs”). A lack of coordination across providers can have severe consequences given the high occurrence of chronic illnesses and other underlying health issues in this population.
Prevalence of wasteful spending and sub-optimal outcomes. A 2019 study, published in the Journal of the American Medical Association, estimated that approximately 25% of all annual healthcare spending is for unnecessary services, excessive administrative costs, fraud and other inefficiencies creating waste.
Proper management of chronic conditions and targeted interventions to mitigate challenges presented by social determinants of health can significantly reduce the incidence of acute episodes, which are the main driver of emergency room visits and hospitalization among the dual-eligible senior population. Healthcare spending on nursing care facilities and continuing care retirement communities was expected to reach approximately $201.4 billion in 2023, based on the latest projections made by the Office of the Actuary of CMS, which is a 1.9% increase compared to the 2023 projection from the prior year. Similar to spend on hospitals and other high-acuity care settings, we believe many of these dollars can ultimately be saved by providing proactive treatment and investing in proper medical and social supports to enable frail seniors to live in their homes and communities.
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
PACE is a government-sponsored, provider-led managed care program focused on enabling frail, dual-eligible seniors who have skilled nursing needs to age independently in their homes. PACE providers receive a monthly risk-adjusted payment for each participant (PMPM) directly from Medicare and Medicaid to oversee the totality of medical care an enrolled participant needs. Fully capitated models, such as PACE, incentivize organizations to better manage chronic conditions to avoid high-cost acute episodes and to invest in services that fall outside the scope of a fee-for-service model. These services, such as care coordination and ancillary support to remove barriers created by social determinants of health, can have a significant impact on a participant’s overall health.
InnovAge participants are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in average Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we provide care for a higher acuity population, with an average Medicare Risk Adjustment Factor (“RAF”) score of 2.46 based on InnovAge data as of June 30, 2023, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2019, and (ii) we have Medicaid spend in addition to Medicare. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care.
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
The COVID-19 pandemic amplified several flaws in the current legacy healthcare delivery system. Traditional healthcare providers faced dwindling fee-for-service visits during the stay-at-home orders, government restrictions and general patient fear of medical settings. This not only reduced revenues for traditional providers, but also strained their ability to provide necessary care for their patients. Patients in long-term care facilities, such as nursing homes, also saw a disproportionately high infection rate as a result of the pandemic. The highly contagious nature of the virus that causes COVID-19 combined with the higher mortality rate in frail seniors created devastating conditions that led to many avoidable deaths.
Providers that operate comprehensive value-based models, like us, were better positioned to quickly pivot their care delivery approach to safely treat patients in virtual and home-based settings without losing any revenue. PACE participants had one-third the COVID-19 cases and deaths compared to the rates of nursing home residents as of June 30, 2021, according to an analysis performed by The New York Times. We believe the COVID-19 pandemic further highlighted the need for integrated, multimodal value-based care delivery models.
Our Market Opportunity
We are one of the largest healthcare platforms focused on frail, dual-eligible seniors, serving participants primarily through our PACE program. We have built the largest PACE-focused operation in the country based on number of participants; we are 16% larger than the size of our closest PACE-focused competitor, more than 30 times larger than the typical PACE operator and the only for-profit PACE operator with a footprint in three or more states. Given our scale across geographies, we believe we are positioned to capitalize on a significant market opportunity to provide care to frail, high-cost, dual-eligible seniors.
Our care model targets the most complex, frail subset of the dual-eligible senior population. We estimated our target population at approximately 2.2 million in 2022 based on data from the U.S. Census Bureau from 2018, representing seniors who we believe are dually eligible for Medicare and Medicaid and meet the nursing home eligibility criteria for PACE. We expect to prioritize growth in high-density urban and suburban areas, where there are sizable numbers of frail dual-eligible seniors who would benefit most from our program. We leverage the InnovAge Platform (as defined herein) which is designed to provide comprehensive, coordinated healthcare to enable our frail, eligible for skilled nursing seniors to live independently in their homes and communities. We believe people want to stay in their home for as long as possible, and the InnovAge Platform is designed to empower seniors to age independently in their own homes, on their own terms, for as long as possible.
Based on historical results for the year ended June 30, 2023 and our experience and industry knowledge, we estimate an average annual revenue opportunity of $107,000 per participant (or $8,900 PMPM) and a total addressable market opportunity of $235 billion, based on our estimated market of approximately 2.2 million PACE eligible in the United States in 2022, as described above. Of these estimated PACE eligible participants, only approximately 70,000 are enrolled in a PACE program, based on a July 2023 report from the National PACE Association, and over the next five years, the National PACE Association is targeting a PACE enrollment increase at a compound annual growth rate (“CAGR”) of approximately 21%. As a result, we believe that, subject to our ability to effectively execute our growth strategy, we have a substantial opportunity to bring our comprehensive value-based model of care to more frail, dual-eligible seniors across the country.
The InnovAge Platform
Our participant-centered approach is tailored to address the complex medical and social needs of our frail dual-eligible senior population. We leverage the InnovAge Platform to deliver comprehensive, coordinated healthcare to our participants. The InnovAge Platform consists of (1) our Interdisciplinary Care Teams (“IDTs”) and (2) our community-based care delivery model. The key attributes of the InnovAge Platform include:
Our participant focus. Our model is focused on caring for frail, high-cost, dual-eligible seniors. Our target participant population is the frail, nursing home-eligible subset of dual-eligible seniors to whom we refer as “high-cost, dual-eligibles” given their high healthcare acuity and the associated high level of spend. Our participants are among the most frail and medically complex individuals in the U.S. healthcare system. Based on InnovAge data as of June 30, 2023, the typical InnovAge participant had, on average, eleven chronic conditions and, based on the data most recently available to us from a 2021 modified health outcomes survey, required, on average, assistance with two or more ADLs. As a result, the average InnovAge participant has a Medicare RAF of 2.46 based on InnovAge data as of June 30, 2023, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2019. A higher RAF score indicates poorer health and higher predicted healthcare costs. Our platform is designed to enable participants to exercise their preference to age independently in their homes and stay active in their communities for as long as safely possible. All of our participants are certified as nursing home-eligible. As of June 30, 2023, 90% of our participants are able to live safely in their homes and communities.
Our interdisciplinary care teams. The IDT structure is core to our clinical model. Our IDTs oversee all aspects of each participant’s unique care plan and function as the core group of care providers to our participants. Our IDT structure is designed to enhance access to care for our participants and eliminate information silos and gaps in care that frequently occur in a fee-for-service model. We are responsible for all of our participants’ medical care, and we direct care delivery across multiple settings. We deliver individualized care for each participant that addresses both his or her specific medical conditions and social determinants of health. We deliver or manage primary and specialist care, in-home care, hospital visits, nutrition, transportation to and from our care centers and to other medical appointments, pharmacy and behavioral health. We leverage a technology suite, which we believe is powered by industry-leading clinical and operational information technology solutions to collect and analyze data, streamline IDT workflows and empower our teams with timely participant insights that improve outcomes.
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
Our in-home care capabilities. Our in-home care capabilities are designed to enable our participants to live safely in their homes and avoid nursing homes to the extent safely possible. We directly deliver or manage all skilled and unskilled care a participant may require to live independently at home. Additionally, we have dedicated strategic partnerships with “hospital-at-home” providers to deliver acute care in-home when appropriate. In addition, we manage transportation not only to and from our centers, but also to all third-party medical appointments. Our capitated payment model gives us the flexibility to invest in home modifications, such as ramps, grab bars and shower chairs, to reduce falls and make the home safer for our seniors. We believe our presence in our participants’ homes gives us real-time insight into our participants’ health and enables us to positively influence many environmentally-driven social determinants of health.
Our virtual care capabilities. Our virtual care capabilities give us the flexibility to deliver medical care and social services virtually when appropriate. Our physicians are equipped with several telehealth platforms to provide virtual care and utilize the option best suited for each individual participant’s preferences and needs. We offer telehealth visits when clinically indicated, allowed per regulations and more convenient for the participant. Our aim is to make virtual care access simple and convenient for our participants.
Addressing social determinants of health. Our care delivery model is designed to provide services that mitigate challenges presented by participants’ social determinants of health, such as:
•Economic stability
•Transportation
•Physical environment
•Community and social context
•Food and nutrition
•Health literacy
•Fitness
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
Recent Audit Processes and Remediation Efforts
We are regularly subject to, and will continue to be subject to, various routine and non-routine governmental inspections, reviews and audits. Starting in 2021, we underwent federal and state audits in our centers in Sacramento, California, Colorado and New Mexico. Based on deficiencies detected in the audits related to participant provision of services, which can be categorized as care delivery and management, care coordination and documentation of care, CMS and regulatory authorities in the states of California and Colorado suspended new enrollments at our Sacramento center in

California and our centers in Colorado. We were fully released from those sanctions in Colorado in January 2023 and in California in May 2023. The Company’s priority continues to be to remediate the deficiencies raised in audit processes and to implement post-sanction corrective actions as required, as well as maintain high quality of regulatory compliance in all its centers. Through the audit processes, we worked on mission-critical people, process, and technology gaps identified as causes of the audit deficiencies and strengthened our center operations throughout our portfolio. Although the Company continues post-sanction monitoring, the Company is currently able to enroll new participants at its 17 centers and also expects to responsibly pursue growth opportunities through opening de novo centers and/or pursuing tuck-in acquisitions and partnerships.
Our Value Proposition
We believe that our healthcare model is one where all constituencies involved, including participants, their families, providers and government payors, have the ability to “Win.”
Our participants “Win” by enjoying a better participant experience, improved health outcomes and remaining in their homes and communities for longer. We leverage our differentiated care delivery model to improve the health of our participants and help them avoid unnecessary hospitalizations and nursing home care. We enable our participants to remain in their homes as long as possible and age independently. As a result, as of June 30, 2023, approximately 90% of our participants lived in their preferred setting: their home or community. We believe our care model also delivers better clinical outcomes: our participants have fewer hospital admissions, fewer low- to medium-severity emergency room visits and lower 30-day hospital readmission rates. Our care model is not “one size fits all,” it is customized to the unique needs of each participant, which benefits participant health and increases participant satisfaction with our program.
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
Government payors “Win” through fiscal certainty and lower costs. We believe we provide fiscal certainty through our capitated payment arrangements and reduce the cost of both medical and long-term support and services for high-cost, dual-eligible seniors. Costs under the PACE program were estimated to be 15% lower on average than for a comparable dual-eligible population aged 65 and older under Medicaid, based on an analysis of available data by the National PACE Association in July 2023.
Our Growth Strategy
Increase participant enrollment and capacity within existing centers
•For the fiscal year ended June 30, 2023, our participant census was approximately 6,400 across our 17 centers in five states. We are now able to enroll participants at all of our centers and are gradually increasing enrollments in our Sacramento, California center and in our centers in Colorado. We also intend to increase the utilization of capacity at our existing centers.
Build de novo centers
•We believe de novo centers generate compelling long-term unit economics and the potential for robust internal rates of return.
•We have operated our platform across different geographies and we expect to prioritize a list of target markets that we believe are optimal environments to launch the InnovAge Platform. We are currently pursuing the licensure required to open two de novo centers in Tampa and Orlando in Florida and another one in Downey, California.
•Our approach to de novo developments includes building centers to our experience-based specifications, with flexibility for future center expansion factored into the blueprints where possible.

Execute tuck-in acquisitions and partnerships
•From fiscal year 2019 through fiscal year 2021, we have acquired and integrated three PACE organizations, expanding into one new state and four new markets through those acquisitions. By bringing acquired organizations under the InnovAge Platform, we hope to further realize revenue growth and improve operational efficiency and care delivery post-integration.
•We believe there is a robust landscape of potential tuck-in acquisitions to supplement our organic growth. Since the Company was released from sanctions, we have recommenced our efforts to pursue tuck-in acquisitions. We remain disciplined in our approach to acquisitions, including with respect to the types of organizations we seek. We are focused on seeking organizations with experienced personnel, demonstrated quality service and compliance scores, compelling financial results and growth expectations.
•We also intend to pursue relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies.
Reinvest in the InnovAge Platform to optimize performance
•We believe that our ongoing investment in the InnovAge Platform drives greater efficiency across our business, creating a virtuous cycle that allows us to continue providing necessary care to our participants. Our platform is the largest among PACE providers based on participants served and one of the most geographically diverse.
•We plan to continually invest in technology improvements and seek to unlock new insights through enhanced data analytics capabilities that will advance our care model.
•We have begun to invest in building capabilities to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends.
•We believe our investments will ultimately result in better health outcomes and lower medical costs for participants. In the long-term, we intend to reduce medical costs in order to generate savings for reinvestment to support continuous improvement of the InnovAge Platform.
Regulation
Our operations are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, arrangement and provision of covered healthcare services to our participants, operation and management of PACE centers, dispensing of pharmaceuticals, personnel qualifications, maintenance of proper records, and quality assurance programs. If any of our operations are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:
•suspension, termination or exclusion of our participation in government payor programs;
•loss of our licenses required to operate healthcare facilities or administer prescription drugs in the states in which we operate;
•criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law, the False Claims Act (“FCA”) and/or state analogs to these federal enforcement authorities, or other regulatory requirements;
•enforcement actions by governmental agencies and/or state law claims for monetary damages by patients or employees relating to breach of, impermissible use or disclosure of, or other incident relating to protected health information (“PHI”) and other types of personal data or personally identifiable information (collectively, “PII” and, together with PHI, “PHI/PII”) that we collect, use, and disclose, in violation of federal or state health privacy laws, including, for example and without limitation, the Health Insurance Portability and Accountability Act of 1996, as amended by HIPAA, the CCPA as amended by the California Privacy Rights Act of 2020 (“CPRA”), other state data privacy and security laws, and the Privacy Act of 1974;
•mandated changes to our practices or procedures that significantly increase operating expenses or decrease our revenue;
•imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our business practices which could lead to potential fines, among other things;
•termination of various relationships and/or contracts related to our business, including joint venture arrangements, contracts with government payors, and real estate leases or contracts with clinical providers;
•changes in and reinterpretation of rules and laws by a regulatory agency board, or court, such as state corporate practice of medicine laws, that could affect the structure and management of our business;

•changes in payor reimbursement, including negative adjustments to government payment models including, but not limited to, Medicare Parts C and D and Medicaid; and
•harm to our reputation, which could negatively impact our business relationships, the terms of government payor contracts, our ability to attract and retain participants, physicians, and other clinicians, our ability to obtain financing and our access to new business opportunities, among other things.
We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities have been and could continue to be subject to investigations, audits and inquiries by various government and regulatory agencies with whom we contract at any time in the future. See Item 1A. Risk Factors, “Risks Related to Regulation.”
Federal and State Regulation of PACE Providers
We are subject to a complex array of federal and state laws, regulations, and guidance, including legal requirements directly applicable to PACE providers as well as Medicare and Medicaid laws and regulations. These laws and guidance relate to our organizational structure, governance, fiscal soundness, marketing activities, participant enrollment and disenrollment, charges to participants, provision of healthcare and other services to participants, care planning activities, service delivery settings and maintenance of centers, participant rights, employment and contractual arrangements with healthcare providers and other staff, quality assessment and performance improvement activities, participant grievances and appeals, medical records documentation, compliance program activities, and other aspects of our operations and financing. As a PACE provider that provides qualified prescription drug coverage, we are also subject to Medicare laws, regulations, and requirements applicable to Medicare Part D plan sponsors.
The regulations and contractual requirements applicable to PACE providers are complex and subject to change, making it necessary for us to invest significant resources in complying with these requirements. Scrutiny through federal and state government audits, oversight and enforcement and the highly technical regulatory scheme in which we operate require us to allocate significant resources to our compliance efforts. In addition, new centers that we may acquire in the future may have less developed compliance and quality infrastructures, which may require us to allocate additional resources to making any required enhancements.
CMS and state regulatory authorities regularly audit our performance to determine our compliance with CMS’s regulations and our contracts with CMS and state authorities, and to assess the quality of the services we provide to our participants. Such audits have in the past, and may in the future, result in the identification of deficiencies in connection with our compliance with regulatory requirements, participant quality of care, care plan development and implementation, grievance and appeal processes, clinicians acting outside of their scope of practice, and other issues. See Item 1A. Risk Factors, “Risks Related to Regulation” for a description of recent audits in the States of California, Colorado, and New Mexico. We expect these audits to continue in the future.
Whether identified through such audits or other avenues, our failure to comply with the federal and state laws applicable to our business has and may continue to result in significant or material retroactive adjustments to and/or withholding of capitation payments, fines, criminal liability, civil monetary penalties, requirements to make significant changes to our operations, corrective action plans, CMS imposed sanctions (including suspension or exclusion from participation in government programs), loss of contracts, or cessation of our services.
Licensing Laws
We, our healthcare professionals, and our centers are subject to various state and local licensure and certification requirements in connection with our provision of healthcare and other services. Specifically, in some of the states in which we operate, we are required to maintain licensure or certification as an adult day health center, home health or home care provider, diagnostic and treatment center, pharmacy provider, clinical laboratory and/or other type of facility, and our affiliated physicians and other clinicians also must be licensed or certified, as applicable, in the states in which they are providing services. We, our healthcare professionals and our centers are also subject to a variety of other state laws and regulations, relating to, among other things, the quality of medical care, equipment, privacy of health information, physician relationships, and qualifications of our personnel, and our operations. In addition to state requirements, we, our centers, and our healthcare professionals are in some cases subject to federal licensing and certification requirements, such as certification or waiver under the Clinical Laboratory Improvement Amendments of 1988 for performing laboratory services and Drug Enforcement Administration registrations for prescribing, storing, and dispensing controlled substances. In addition, certain of the states where we currently operate regulate the operations and financial condition of risk bearing providers and impose capital requirements, licensing or certification, governance controls, and other obligations. While the states in which we operate do not currently impose these regulations on entities solely bearing risk under the PACE program, these states may seek to license or otherwise regulate our operations and financial solvency in the future; further, states in which we expand in the future may impose similar requirements on our operations.
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
Corporate Practice of Medicine
The laws and regulations relating to our operations vary from state to state, and some states in which we operate prohibit general business corporations, such as us, from practicing medicine, directly employing physicians, controlling physicians’ or other clinicians’ medical decisions, or engaging in some practices such as splitting professional fees with physicians or other clinicians. In certain states, we contract with physicians to provide healthcare services that are required to be provided by licensed physicians to comply with such requirements. While we believe that we are in substantial compliance with state laws prohibiting the corporate practice of medicine, regulatory agencies and other parties may assert that we could be engaged in the corporate practice of medicine. Further, many such state laws are often vague or have otherwise only been infrequently interpreted by courts or regulatory agencies and are subject to change. The consequences associated with violating corporate practice of medicine laws vary by state and may result in physicians or other clinicians being subject to disciplinary action, as well as forfeiture of revenues from government payors for services rendered. However, if allegations are successfully asserted before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain of our contracts could be determined to be unenforceable, and we may be required to restructure our organization or our contractual arrangements. Any allegations or findings that we have violated these laws could have a material adverse impact on our reputation, business, results of operations and financial condition.
See Item 1A. Risk Factors, “Risks Related to Our Business—Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.”
Federal Anti-Kickback Statute
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. In addition, the Affordable Care Act (the “ACA”) amended the federal Anti-Kickback Statute to clarify that a defendant need not have actual knowledge of, or the specific intent to violate, the federal Anti-Kickback Statute in order to have the requisite intent to support an Anti-Kickback Statute violation.
Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of a criminal violation of the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid, and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the Anti-Kickback Statute include up to $112,131 in monetary penalties per violation, fines, or penalties of up to three times the total payments between the parties to the arrangement and potential exclusion from participation in Medicare and Medicaid. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA, which is further discussed below.
The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. These exceptions and safe harbors are voluntary. To receive safe harbor protection, business transactions and arrangements must meet all the requirements of a safe harbor. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily render the arrangement per se illegal. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated upon all facts and circumstances, on a case-by-case basis in light of among other things, the parties’ intent, and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies.
Additionally, some states have enacted statutes and regulations similar to the federal Anti-Kickback Statute, which may be applicable regardless of the payor source for the patient. These state laws may contain exceptions and safe harbors that are different from and/or more limited than those of federal law and that may vary from state to state.
We have entered, and may continue to enter, into several arrangements that may not fit squarely within enumerated safe harbors and could potentially implicate the Anti-Kickback Statute if the requisite intent were present, such as:
•Joint Ventures. We operate one of our centers, our Sacramento, California center, under a joint venture with a not-for-profit healthcare provider and may enter other joint ventures with providers and payors in the future. The Office of Inspector General (the “OIG”) of the Department of Health and Human Services (“HHS”) has warned healthcare entities in the past that certain joint venture relationships have a potential for abuse. We have endeavored to structure our joint venture to satisfy as many elements of the applicable safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture.
•Discounts. Our centers sometimes acquire certain items and services at a discount that may be reimbursed by a federal healthcare program. We endeavor to structure our vendor contracts that include discount or rebate provisions to comply with the federal Anti-Kickback Statute safe harbor for discounts.
•Sales Force and Participant Recruitment. We employ our own sales force and attempt to meet the Anti-Kickback safe harbor for bona fide employment.
As noted in the examples above, we have endeavored to structure our business arrangements to fit within applicable federal Anti-Kickback Statute safe harbors and to otherwise operate in material compliance with the federal Anti-Kickback Statute and state analogs. Many of our arrangements are structured to provide for compensation that is fair market value for services actually rendered and in a manner that does not reflect the volume or value of referrals generated between the parties. In structuring our relationships with providers, including our physician partners, and other healthcare entities, we endeavor to comply with the regulatory requirements of such safe harbors and exceptions.
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
As part of HHS’s Regulatory Sprint to Coordinated Care, OIG issued a request for information in August 2018 seeking input on regulatory provisions that may act as barriers to coordinated care or value-based care, and issued final rules effective January 19, 2021, that amend the Anti-Kickback Statute by adding new safe harbors and modifying existing safe harbors that protect certain payment practices and business arrangements from sanctions under the Anti-Kickback Statute in order to remove potential barriers to more effective coordination and management of patient care and delivery of value-based care. Among other changes, the new regulations contain safe harbors for value-based arrangements centering around value-based enterprises, which are enterprises, such as ours, composed of participants collaborating to achieve one or more value-based purposes, including coordinating, and managing the care of a target patient population and coordinating and managing the care of a target population. These modifications may impact our business, results of operations and financial condition.
Federal Self-Referral Prohibition
The federal Ethics in Patient Referral Act (“Stark Law”) generally prohibits a physician who has (or whose immediate family member has) a financial relationship with certain types of entities from making referrals to that such entities for “designated health services” if payment for the services may be made under Medicare or Medicaid. “Designated health services” include clinical laboratory services, inpatient and outpatient hospital services, physical and occupational therapy services, outpatient speech-language pathology services, certain radiology services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, and outpatient prescription drugs. To the extent we fall within the types of entities to which the Stark Law applies, then we need to ensure that any financial relationships that we have with a referring provider would satisfy a statutory or regulatory exception to the Stark Law prohibition.
Providers are prohibited from billing Medicare and Medicaid for services related to a prohibited referral and a provider that has billed for prohibited services is obligated to notify and refund the amounts collected from the Medicare program or to make a self-disclosure to CMS under its Self-Referral Disclosure Protocol. Penalties for violation of the Stark Law include denial of payment, recoupment, refunds of amounts paid in violation of the law, exclusion from the Medicare or Medicaid programs, and substantial civil monetary penalties ($27,750 per prohibited item or service and $185,009 if there is a circumvention scheme; penalty amounts reflect current 2022 levels and are adjusted for inflation from time to time). Claims filed in violation of the Stark Law may be deemed false claims under the FCA. In addition to the Stark Law, various states in which we operate have adopted their own self-referral prohibition statutes.
As part of the Regulatory Sprint, CMS also issued a sweeping set of regulations that introduce significant new value-based terminology and exceptions to the Stark Law. CMS has implemented new exceptions for certain remuneration exchanged between or among eligible participants in value-based arrangements. These exceptions and their various requirements apply based on the level of risk assumed by the arrangement’s participants. These new regulations purport to ease the compliance burden for healthcare providers across the industry while maintaining strong safeguards to protect patients and programs from fraud and abuse. It is not yet clear what impact these new rules will have on our business.
The False Claims Act
Among other things, the FCA authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:
•knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval;
•knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim;
•knowingly makes, uses or causes to be made or used a false record, report or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or
•conspires to commit the above acts.
The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes, encounter data or other information used to determine capitated payments. As noted above, the ACA provides that claims for payment that are tainted by a violation of the federal Anti-Kickback Statute (which could include, for example, illegal incentives or remuneration in exchange for enrollment or referrals) are false for purposes of the FCA. In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments from government payors. This could be relevant to our business the extent we receive payments on account of RAF determinations that are based on improper or erroneous records or reports. Failure to return overpayments could subject us to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty Statute.
The penalties for a violation of the FCA may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. As of January 30, 2023, the minimum False Claims Act penalty increased from $12,537 to $13,508 per claim. The maximum penalty has increased from $25,076 to $27,018 per claim.
In addition to civil enforcement under the FCA, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Private parties initiate qui tam whistleblower lawsuits against any person or entity under the FCA in the name of the federal government, as well as under the false claims’ laws of several states, and may share in the proceeds of a successful suit. Generally, federal and state governments have made investigating and prosecuting healthcare fraud and abuse a priority. Any allegations or findings that we have violated the FCA could have a material adverse impact on our reputation, business, results of operations and financial condition.

In addition to the FCA, the various states in which we operate have adopted their own analogs of the FCA. States are becoming increasingly active in using their false claims laws to police the same activities listed above, particularly with regard to capitated government-sponsored healthcare programs, such as Medicaid managed care and PACE. Under Section 6031 of the Deficit Reduction Act of 2005, as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. As a result, more states are expected to enact laws that are similar to the federal FCA in the future along with a corresponding increase in state false claims enforcement efforts.
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
Civil Monetary Penalties Statute
The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:
•presenting, or causing to be presented, claims, reports or records relating to payment by Medicare, Medicaid or other government payors that the individual or entity knows or should know are for an item or service that was not provided as reported, is false or fraudulent or was presented for a physician’s service by a person who knows or should know that the individual providing the service is not a licensed physician, obtained licensure through misrepresentation or represented certification in a medical specialty without in fact possessing such certification;
•offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider, unless an exception applies;
•arranging contracts with or making payments to an entity or individual excluded from participation in the federal healthcare programs or included on CMS’s preclusion list;
•violating the federal Anti-Kickback Statute;
•making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program;
•making, using or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of services or a supplier under a federal healthcare program; and
•failing to report and return an overpayment owed to the federal government.
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
Privacy and Security
HIPAA requires covered entities, and the business associates with whom such covered entities contract for services involving the use or disclosure of protected health information to provide certain protections to our participants and their health information. Through our various service offerings, the Company acts primarily as a covered entity under HIPAA, but may also act as a business associate of other covered entities. The HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities and their business associates, to develop and maintain policies and maintain policies and procedures with respect to PHI that is used to disclosed and implement and maintain administrative, physical, and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide our participants with substantive rights with respect to their health information.
The HIPAA privacy and security regulations also require covered entities to enter into written agreements with their business associates. Covered entities may be subject to fines, penalties for, among other activities, failing to enter into a business associate agreement where required by law or as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity and acting within the scope of the agency. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations. In instances where we act as a business associate to a covered entity, there is the potential for additional liability beyond our status as a covered entity.
Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach by a covered entity or its agents. Reporting must also be made to the HHS Office for Civil Rights (“OCR”) and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media in accordance with HIPAA requirements. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless an exception to the definition of breach applies or the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Additionally, on December 1, 2022, OCR issued guidance on the use of tracking technologies on websites and mobile applications by covered entities and business associates, indicating that certain information collected by tracking technology vendors from websites and applications may cause a breach under HIPAA.
Violations of HIPAA by covered entities and business associates, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of more than $50,000 (not adjusted for inflation) per violation and up to approximately $1.9 million (not adjusted for inflation) per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI.
We may also be subject to other laws governing the privacy and security of data, such as the CCPA and data breach notification laws. Additionally, many states also enacted laws that protect the privacy and security of confidential, personal and health information, which may be even more stringent than HIPAA and may add additional compliance costs and legal risks to our operations. Some state privacy and security laws overlap with federal law, some of which are preempted, in part by federal laws, whereas others are not. States have also passed privacy and security laws and regulations that apply across sectors and go beyond federal law, such as data security laws, secure destruction, Social Security number privacy, online privacy biometric information privacy, and data breach notification laws. Some of these state laws impose fines and penalties on violators and afford private rights of action to individuals who believe their personal information has been misused. Various state laws and regulations also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised.
Looking ahead, it is possible that the American Data Privacy and Protection Act (“ADPPA”), a landmark federal privacy bill with significant bipartisan support, may gain traction. Although ADPPA would not apply to health data covered by HIPAA, it would apply to other health data, such as health data controlled by certain entities in the digital health space.
Various other federal and state laws restrict the use and protect the privacy and security of individually identifiable information, as well as employee personal information, including certain state laws modeled to some extent on the European Union’s General Data Protection Regulation. Federal and state consumer protection laws, including laws that do not on their face specifically address data privacy or security, have been applied to data privacy and security matters by a range of government agencies and courts.
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
•In March 2010, broad healthcare reform legislation was enacted in the United States through the ACA. There have since been numerous political and legal efforts to repeal, replace or modify the ACA, some of which have been successful, in part, in modifying the law. Although some provisions of the ACA have been and may be modified, the reforms, particularly those relating to Medicare and Medicaid programs, could continue to have an impact on our business. These and other provisions of the ACA remain subject to ongoing uncertainty due to developing regulations as well as continuing political and legal challenges at both the federal and state levels.
•There have in recent years been congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If these types of changes are implemented in the future, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the ACA.
•Legislation enacted in 2011 requires CMS to sequester or reduce all Medicare payments, including payments to PACE organizations, by two percent per year for a period of years.
•The Inflation Reduction Act of 2022 includes a few provisions intended to lower the costs of some drugs covered under Medicare Part D and to limit Medicare beneficiaries’ out-of-pocket spending under the Medicare Part D benefit. It is not yet clear what effect, if any, these legislative changes and any subsequent implementing regulations and guidance will have on our business.
•The “Medicare Program; Contract Year 2024 Policy and Technical Changes to the Medicare Advantage Program, Medicare Prescription Drug Benefit Program, Medicare Cost Plan Program, and Programs of All-Inclusive Care for the Elderly” final rule (“PACE Final Rule”) set out a number of changes for PACE organizations, including (i) clarifying that CMS has enforcement discretion to impose civil monetary penalties or an intermediate sanction in the event CMS has made a determination that could lead to the termination of a PACE program; and (ii) reinstating the requirement that PACE organizations to enter into written contracts with each outside organization, agency, or individual that furnishes administrative or care-related services not furnished directly by the PACE organization, including 25 medical specialties enumerated by the PACE Final Rule.
While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. Specifically, changes in Medicare and Medicaid could lower PACE rates or increase our expenses. Proposed December 27, 2022, the PACE Final Rule proposed rule included many changes to the current PACE regulations, including consideration of past performance when evaluating PACE organizations’ applications to offer a new PACE program or expand an existing PACE program. While such changes were not implemented for 2024, we anticipate many such provisions affecting PACE organizations may be addressed for fiscal year 2025 by CMS. Any failure to successfully implement strategic initiatives that respond to future legislative, regulatory, and executive changes could have a material adverse effect on government-sponsored PACE programs, our business, results of operations and financial condition.
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
Federal and state law also governs the purchase, handling, and dispensing of controlled substances by physicians and other clinicians. If we are unable to maintain our registrations this could limit or affect our ability to purchase, handle, or dispense controlled substances and other violations of these laws could subject us to criminal or other sanctions. In addition, certain laws may apply to activities of our affiliated physicians and clinicians. For example, the Prescription Drug Marketing Act governs the provision of drug samples to physicians and other clinicians, and physicians and other clinicians are required to report relationships they have with the manufacturers of drugs, medical devices and biologics through the Open Payments Program database.
Clinical laboratories may be subject to oversight by CMS and state regulators, including the Eliminating Kickbacks in Recovery Act of 2018. If our laboratories or laboratories that we partner with are not in compliance with the applicable CMS or state laws or regulations, they could be subject to enforcement action, which could negatively affect our business.
We have in the past and continue to intend to grow our business through acquisitions in the states in which we currently operate or in new states that we seek to enter. Several states, including California, have adopted laws focused on competition, quality, access, and cost that authorize state agencies to review and approve healthcare transactions, and many other states, including Pennsylvania, are considering similar legislation. Such laws may negatively affect our ability to grow our business.
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
Competition
The U.S. healthcare industry is highly competitive. We compete directly with national, regional and local providers of healthcare for participants and clinical providers. We also compete with payors and other alternate managed care programs for participants. Of these providers, there are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Given the regulatory environment, there may be high barriers to entry for PACE providers; however, since there are relatively modest capital expenditures required for providing healthcare services, there are less substantial financial barriers to entry in the healthcare industry generally. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our principal competitors for dual-eligible seniors vary considerably in type and identity by market. Our growth strategy and our business could be adversely affected if we are not able to compete efficiently, including penetrating existing markets or new markets, recruit qualified physicians or if we experience significant participant attrition to our competitors. See Item 1A. Risk Factors—Risks Related to Our Business—The healthcare industry is highly competitive and, if we are not able to compete effectively, our business could be harmed.”
We believe the principal competitive factors for serving adults dually-eligible for Medicare and Medicaid and who meet nursing home eligibility criteria include: participant experience, quality of care, health outcomes, total cost of care, brand identity and trust in that brand.
Seasonality
Our business experiences some variability depending upon the time of year. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus and COVID-19, are far more prevalent during colder months of the year, which results in an increase in medical expenses during these time periods. We therefore see higher levels of per-participant medical costs in our second and third fiscal quarters. Medical costs also depend upon the number of business days in a period, and shorter periods will have lower medical costs. Business days can also create year-over-year comparability issues if a period in one year has a different number of business days compared to the same period in another.
In addition, the retrospective capitation payments we receive for each participant are determined by a participant’s RAF score, which is calculated twice per year and is based on the evolving acuity and chronic conditions of a participant. We estimate and accrue for the expected true-up payments of our participants. Though no assurances can be made in the future, we have historically used our best estimate for accruing for this payment, and we received net positive true-up payments during the fiscal years ended June 30, 2023 and 2022. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.
Human Capital Resources
As of June 30, 2023, we had approximately 2,100 employees, including 1,200 clinical professionals (excluding contract labor). We consider our relationship with our employees to be good. None of our employees are unionized or party to a collective bargaining agreement.
Our people are our product at InnovAge, and their commitment to our participants propels our mission of enabling seniors to age at home, with dignity, for as long as is safely possible. We believe that our employees are drawn to this mission and our values, which is why our voluntary retention rate was 64.7% over fiscal year 2023. Additionally, in our most recent employee engagement survey conducted in April 2022, 73% of our employees indicated that they feel engaged by their work at InnovAge.
Attracting and retaining top talent is critical to the success of InnovAge's mission and one of the highest priorities to leadership. To keep leadership informed of the health of our employee base, we report weekly on key hiring and retention metrics. We launched employee engagement surveys in fiscal year 2022, and we are implementing action plans with all staff groups based on survey findings and opportunities uncovered. We intend to monitor progress by releasing multiple engagement surveys at least annually.
We continue to evaluate talent needs at the senior management level, aiming to hire ahead of the curve as the business evolves and to assess and respond to any gaps in our capabilities.
Diversity
At InnovAge, we strive to be a reflection of the diverse communities that we serve. We are steadfastly dedicated to fostering an atmosphere that champions diversity, equity, and inclusion throughout all sectors of InnovAge. Our commitment remains in building a culture where individual distinctions are not just acknowledged but deeply valued.
In our previous engagement survey from April 2022, 79.2% of employees indicated that they feel that they can be their authentic selves at work. As part of our continuous journey to engage and understand our teams better, we plan to conduct our annual engagement survey during September 2023. We look forward to our employees’ invaluable feedback, as it plays a pivotal role in shaping our collective future.
As of June 30, 2023, our employed workforce was comprised of individuals who identified as women – 77%, and minorities – 49%. Five of nine members of our executive leadership team identify as women as of June 30, 2023.
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
We also conduct a periodic training needs assessment surveys to hear directly from employees and managers where they think they could use more support and learning content in the coming year. These assessment surveys, allow the Company to develop trainings tailored to the most prevalent needs identified by our employees.

Implications of being an emerging growth company and a smaller reporting company
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) June 30, 2026, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (3) the date on which we are deemed to be a large accelerated filer or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Additionally, we qualify as a “smaller reporting company,” and even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company” based on the aggregate worldwide market value of common equity securities held by non-affiliates assessed on an annual basis and measured as of the last business day of our most recently completed second fiscal quarter.
As an emerging growth company and a smaller reporting company, we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
•a requirement to present only two years of audited financial statements, plus unaudited condensed consolidated financial statements for any interim period and related discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Available Information
Our internet website is www.innovage.com. We include our website address on this Annual Report on Form 10-K for reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with, or furnish to, the SEC.

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
Summary of Risk Factors
There are a number of risks related to our business, regulation, our indebtedness and our common stock that you should consider. Some of the principal risks related to our business include the following:
•Our growth strategy may not prove viable. Our ability to grow depends upon a number of factors, including future audits, investigations and remediation efforts, recruiting new participants, finding suitable geographies that have aging populations and viable rate structures, entering into government payor arrangements in new jurisdictions, ensuring compliance with regulatory and contractual requirements, identifying appropriate locations or existing centers, purchasing centers or obtaining leases, completing build-outs of new centers within proposed timelines and budgets and hiring members of our IDTs and other employees. Additionally, our growth strategy is dependent upon our ability to identify and successfully complete acquisitions.
•We face inspections, reviews, audits and investigations under federal and state government programs and contracts. As a result of PACE contracts with CMS and state government agencies, state licenses and participation in Medicaid, we are regularly subject to various routine and non-routine governmental inspections, reviews, audits, requests for information and investigations to verify our compliance with applicable laws and regulations, assess the quality of our services provided to our participants and evaluate the accuracy of the risk adjustment data we submit. During fiscal years 2022 and 2023, we were subject to sanctions precluding the enrollment of new participants at our centers in Sacramento, California and Colorado due to deficiencies found in such audits. Even though the deficiencies have been remediated and the sanctions have been lifted, we continue post-sanction corrective work. We may be subject to future audits and sanctions and are unable to guarantee the outcomes of any such audits.
•We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly and could materially harm our business. We are party to lawsuits and legal proceedings from employees, participants and their estates and various third parties in the normal course of business. These matters are often expensive and disruptive to normal business operations. We are currently subject to civil investigative demands and stockholder lawsuits, among other matters. There can be no assurance that these matters are resolved in our favor or without significant cash settlements. The time and resources necessary to litigate the claims could harm our reputation, business, financial condition, results of operations and market price of our common stock.
•We have and expect to continue experiencing increased costs and expenditures in the future. In fiscal year 2023, we launched and conducted several initiatives intended to lower certain of our costs. However, we expect to continue to have increased costs in the foreseeable future. We may not succeed in increasing our revenue sufficiently to improve our profit margins and if we are not able to execute or realize the benefits of our clinical value initiatives, our profitability could continue to decline.
•Under our PACE contracts, we assume all of the risk that the cost of providing services will exceed our compensation. Approximately 99.8% and 99.7% of our revenue for the years ended June 30, 2023 and 2022, respectively, was derived from capitation agreements with government payors in which we receive fixed PMPM fees. To the extent that our participants require more care than is anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs associated with treatment. If, in aggregate, our expenses exceed the underlying capitation payment received, we will not be able to fund operations and pursue growth.
•Our revenues and operations are dependent upon a limited number of government payors, particularly Medicare and Medicaid. When aggregating the revenue associated with Medicare and Medicaid by state, Colorado, California and Virginia accounted for a total of approximately 83.0% and 83.3% of our capitation revenue for the years ended June 30, 2023 and 2022, respectively. We expect a majority of our revenues will continue to be derived from a limited number of key government payors, which may terminate their contracts with us upon the occurrence of certain events. The sudden loss of any of our government contracts or the renegotiation of any of our contracts could adversely affect our operating results and limit our ability to expand into new markets.
•Reductions in PACE reimbursement rates or changes in the rules governing PACE programs could have a material adverse effect on our financial condition and results of operations. We receive a substantial portion of our revenue through the PACE program, which accounted for 99.8% and 99.8% of our revenue for the years ended June 30, 2023 and 2022, respectively. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE rates could have a material adverse effect on our business.
•Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could cause us to overstate or understate our revenue and subject us to payment obligations or penalties. The submission of erroneous data could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. CMS may audit PACE organizations’ risk adjustment data submissions. We could be required to refund a portion of the revenue that we received, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•Renegotiation, non-renewal or termination of capitation agreements with government payors could have a material adverse effect on our business, results of operations, financial condition and cash flows. If we enter into capitation contracts with unfavorable economic terms, or a capitation contract is adjusted to include unfavorable terms, we could suffer losses with respect to such contract. In addition, some states in which we operate undergo periodic reconciliations with respect to enrollments that present a risk to our business, results of operations, financial condition and cash flows.
•Allegations of failure and failure to adhere to complex government laws and regulations that apply to our business, have had and could in the future have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. Our operations are subject to extensive federal, state and local government laws and regulations. Allegations of violation, or actual violations of the legal requirements implicated by our business may have material adverse consequences on our business.
•Ignite Aggregator LP (an investment vehicle owned by certain funds advised by Apax Partners LLP) and funds affiliated with Welsh, Carson, Anderson & Stowe (together, our “Principal Shareholders”) control us, and their interests may conflict with ours or yours in the future. Our Principal Shareholders beneficially own approximately 86% of our common stock, which means that together they control the vote of all matters submitted to a vote of our stockholders, including the election of members of the Board of Directors of the Company (the “Board”) and all other corporate decisions. For such period of time as our Principal Shareholders beneficially own a majority of the voting power, they will have significant influence with respect to our business.
•Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause such results to fall below any guidance we provide. If the guidance we provide falls short or we are unable to meet the expectations of analysts or investors, the trading price of our common stock could decline substantially.
Risks Related to Our Business
Our growth strategy may not prove viable, and we may not realize expected results therefrom.
Starting in May 2021, we underwent federal and state audits in our centers in California, Colorado and New Mexico. The audits in our centers in Sacramento, California and in Colorado led to sanctions precluding the enrollment of new participants. In addition, as a result of these audits, we were unable to continue, or voluntarily suspended, de novo projects in various states as well as the execution of tuck-in acquisitions. Having resolved the deficiencies identified in the audits and following the release of the sanctions, our priority, after post-sanction corrective work and maintaining high quality service across all our centers, is to return to growth in the mid- to long-term. We are seeking growth opportunities both organically by increasing utilization of capacity at our centers or building de novo centers, and through acquisitions and partnerships, the availability and success of which may be impacted by factors outside of our control.
Our ability to grow depends upon a number of factors, including future audits, investigations and ongoing or new remediation efforts, recruiting new participants, finding suitable geographies that have aging populations and viable rate structures, entering into government payor arrangements in new jurisdictions, ensuring compliance with regulatory and contractual requirements, identifying appropriate locations or existing centers, purchasing centers or obtaining leases, completing build-outs of new centers within proposed timelines and budgets and hiring members of our IDTs and other employees. If we are unable to increase participant enrollment, increase utilization of capacity at our centers, build de novo centers, manage our external provider costs, expand into new geographies, or find, evaluate and execute on new business opportunities, we may be unable to grow and our business and results of operations will be materially adversely affected.
Our growth strategy involves a number of risks and uncertainties, including that:
•we may be subject to sanctions as a result of other audits and other regulatory processes and proceedings that could include temporary or permanent suspension of enrollments (such as the recent audits to our centers in Sacramento, California and Colorado), debarment or exclusion from participation in federal health care programs, and the revocation of a center’s license, which may in turn result in participant attrition and preclude us from opening de novo centers and conducting tuck-in acquisitions;
•we may not be able to successfully enter into contracts with government payors and/or other healthcare providers on terms favorable to us or at all. In addition, we compete for government payor relationships with other potential players, some of whom may have greater resources than we do. This competition may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;
•we may not be able to recruit or retain a sufficient number of new participants to execute our growth strategy or offset costs relating to recruiting new participants;
•we may not be able to hire sufficient numbers of physicians and other clinical staff, particularly if there is a heightened demand for healthcare personnel or labor shortage, including as a result of macroeconomic conditions or an epidemic, pandemic or other health emergency, such as the COVID-19 pandemic;
•when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate;
•we may face larger than expected costs and legal, community or other obstacles in the construction and opening of de novo centers or expanding capacity in existing centers; and
•we may have difficulty identifying appropriate acquisition targets, be precluded from acquiring targets as a result of the recent sanctions or due to other legal restrictions (e.g. federal or state antitrust laws), may fail to satisfy closing conditions or make investments in acquisitions that we are unable to effectively integrate, involve associated risks or liabilities that we are unable to uncover in advance, or that require greater resources than anticipated and that could include deficient quality of service.
In addition, as we grow our business and open or acquire new centers, we expect to continue to increase our headcount and to hire or contract with more physicians, nurses and other specialized medical personnel. We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, if we are not successful in retaining our existing employees, or if we are unable to provide the care and services that our participants require in compliance with regulatory requirements, our business may be adversely affected.
Additional risks include, but are not limited to, our ability to effectively manage growth, process, store, protect and use personal data in compliance with governmental regulations and contractual obligations and manage our obligations as a provider of healthcare services under Medicare, Medicaid and PACE.
There can be no assurance that we will be able to successfully capitalize on growth opportunities, which will negatively impact our business, revenues, results of operations and financial condition.

Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions.
A significant element of our growth strategy is to identify, pursue and successfully complete and integrate tuck-in acquisitions, joint ventures and other strategic partnerships to expand our operations. From fiscal year 2019 through fiscal year 2021, we acquired and integrated three PACE organizations, expanding into one new state and four new markets through those acquisitions. Since the Company was released from sanctions, we have recommenced our efforts to pursue tuck-in acquisitions. We remain disciplined in our approach to acquisitions, including with respect to the types of organizations we seek. We are focused on seeking organizations with experienced personnel, demonstrated quality service and compliance scores, compelling financial results and growth expectations We also intend to pursue relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies.
However, acquisitions and other strategic transactions, such as joint ventures, involve numerous risks, including failure to consummate negotiated transactions, difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, distraction of management from overseeing, and disruption of, our existing operations, difficulties in entering new markets in which we have no or limited direct prior experience, and difficulties in achieving the synergies we anticipated. In addition, we incur costs associated with potential acquisitions that we pursue or fail to close, including as a result of litigation related to a failed transaction. We also may need to expend resources to ensure target and acquired centers are operating in compliance with regulatory and contractual requirements, as well as any corrective action plans. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire and successfully integrate the acquired center, including particularly when acquired centers operate in new geographic markets, could materially and adversely impact our growth strategies, financial condition and results of operations.
These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current stockholders’ percentage ownership or incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on our operating results. Acquisitions, joint ventures and strategic investments also involve numerous other risks, including potential exposure to assumed litigation, as well as undetected internal control, regulatory or other issues, or additional costs not anticipated at the time the transaction was completed.
If we are unable to attract new participants and retain existing participants, our revenue growth will be adversely affected.
To increase our revenue, our business strategy is to expand the number of centers and participants in our network. In order to support such growth, we must recruit and retain a sufficient number of new participants. Our ability to do so was affected in fiscal years 2022 and 2023 as a result of the enrollment sanctions we were subject to in the states of California and Colorado. Going forward, we are gradually increasing enrollments in our Sacramento, California center and in our centers in Colorado, which we expect may continue to impact our revenue growth in the near-term. We also expect to increase our sales and marketing efforts, which are subject to various federal and state laws and regulations that impact marketing. As a result of the sanctions and deficiencies identified during recent audits of our centers, our reputation has been harmed, which has impacted and could in the future continue to impact our ability to retain and attract new participants. We are focused on frail, dual-eligible senior population and face competition from other healthcare providers and payors in the recruitment of potential participants. Therefore, we must demonstrate that our services provide a viable solution for potential participants. If we are unable to convince the frail, dual-eligible senior population of the benefits of the InnovAge Platform or if potential or existing participants prefer the healthcare provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to attract new participants. Participant enrollment for PACE is ongoing each month and requires states to verify eligibility, a process which can result in delays in enrollment. Our inability to identify and recruit new eligible participants and retain existing participants has and could continue to harm our ability to execute our growth strategy and has and may continue to have a material adverse effect on our business operations and financial position.
We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits require corrective actions and have resulted in adverse findings that have negatively affected and continue to affect our business, including our results of operations, liquidity, financial condition and reputation.
As a result of our PACE contracts with CMS and state government agencies, state licenses, and participation in Medicaid, we are regularly subject to, and will continue to be subject to, various routine and non-routine governmental inspections, reviews, audits, requests for information and investigations to verify our compliance with requirements of these programs and applicable laws and regulations, assess the quality of the services we are providing to our participants, and evaluate the accuracy of the risk adjustment data we have submitted to the government.

Starting in 2021, we underwent federal and state audits in our centers in California, Colorado and New Mexico. Based on deficiencies detected in the audits related to participant provision of services, which can be categorized as care delivery and management, care coordination and documentation of care, CMS and regulatory authorities in the states of California and Colorado suspended new enrollments at our Sacramento center in California and our centers in Colorado. In addition, as a result of the enrollment sanctions, the States of California, Kentucky and Indiana took actions to suspend our ability to open de novo centers in those states, and we committed to regulatory agencies in the State of Florida, that we would proactively pause remaining steps with respect to planned de novo centers in that state. Largely as a result of these sanctions and actions, our census decreased from approximately 6,850 participants as of June 30, 2021 to 6,400 as of June 30, 2023. We were fully released from the enrollment sanctions in Colorado in January 2023 and in California in May 2023, and have resumed enrollments in those States. In Florida and California, we are moving forward with pursuit of licensure required to open a PACE center in each of Tampa and Orlando, and in Downey. Since the Company was released from sanctions, in Florida, we have received our Adult Day Care Center (“ADCC”) licenses from the Florida Agency for Health Care Administration (“AHCA”) in both Tampa and Orlando. We have completed our onsite State Readiness Review (“SRR”) inspection in Tampa and are working with AHCA to schedule the onsite SRR inspection for Orlando. In California, we have worked with the California Department of Health Care Services (“DHCS”) to resume our application in Downey, California. In Kentucky and Indiana, there continues to be uncertainty as to whether we will be able to pursue those opportunities. In addition, we continue post-sanction monitoring work required by the states of Colorado, and the time, effort and expenses related to the post-sanction monitoring continue to be significant. Audits have and may continue to increase our regulatory compliance costs and have required and may require further change to our business practices, which could negatively impact our participant and revenue growth. Managing audits, even if we achieve favorable outcomes, is costly, time-consuming and diverts management’s attention from our business.
Our centers will continue to be subject to federal and state audits, including our centers that underwent the recent audits described above, as well as the centers that did not and centers we open or acquire in the future. Even though we are applying, and expect to apply, best practices learned from our recent audits to all our centers, including those centers we acquire, there is no guarantee that future audits will not find deficiencies similar to, or different from, the ones found in connection with the our recent audits.
In general, inspections, reviews, audits, requests for information or investigations with adverse findings, and in particular the audits described above, have resulted in and may further result in:
•temporary or permanent enrollment sanctions in the affected center(s), as was the case with our Sacramento, California center and our centers in the State of Colorado;
•refunding amounts we have been paid by the government;
•state or federal agencies imposing corrective action plans, fines, penalties, training, policies and procedures, monitoring, and other requirements;
•temporary suspension of payments;
•debarment or exclusion from participation in federal healthcare programs;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation;
•the revocation of a center’s license; and
•loss of certain rights under, or termination of, our contracts with government payors.
Any of the results noted above could have further material adverse effects on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits, requests for information or investigations is significant. If we are unable to effectively remediate the deficiencies raised by any audits, implement corrective action plans, or otherwise satisfy the regulators’ concerns, we could be subject to new sanctions, and our business, financial results and operations could be adversely impacted.

We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.
We are party to lawsuits and legal proceedings in the normal course of business from participants, employees, or other third parties for various actions. These matters are often expensive and disruptive to normal business operations. We face or may face allegations, lawsuits, including class actions, and regulatory inquiries, requests for information, audits and investigations regarding care and services provided to participants, the FCA, data privacy, security, labor and employment, consumer protection or intellectual property. We also face or may face allegations or litigation related to our potential and completed acquisitions, securities issuances or business practices, including public disclosures about our business. On October 14, 2021, and subsequently amended on June 21, 2022, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period. In addition, on April 20, 2022, the Board of Directors received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company and on May 15, 2023, the stockholder filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS and alleged misstatements in the Company’s public filings relating to those matters. On June 28, 2023, upon stipulation of the parties, the court entered an order staying this litigation pending the resolution of the motion to dismiss in the October 14, 2021 proceedings, or upon fifteen days’ notice by any party to the litigation. We are currently unable to predict the outcome of these matters. See Part I, Item 3 “Legal Proceedings” for more information.
Litigation and regulatory proceedings are protracted and expensive, and the results are difficult to predict. Certain of these matters include claims for substantial or indeterminate amounts of damages and may include claims for injunctive relief. Additionally, our litigation costs are and will continue to be significant. Adverse outcomes with respect to any of the legal proceedings described above or other litigation may result in significant settlement costs or judgments, penalties, fines and sanctions. In the third fiscal quarter of 2023, the Company agreed to settle a wage and hour class action lawsuit in the State of California for a cash payment of $1.2 million. The agreement is subject to court approval. Managing legal proceedings, regulatory inquiries, litigation and audits, even if we achieve favorable outcomes, is costly, time-consuming and diverts management’s attention from our business.
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
In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operates (California, Colorado, New Mexico, Pennsylvania, and Virginia). In December 2022, the Company received a supplemental civil investigative demand from the DOJ requesting supplemental information on the same matters. We continue to fully cooperate with the DOJ and produce the requested information and documentation. We are currently unable to predict the outcome of this investigation.

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
Approximately 99.8% and 99.7% of our revenue for the years ended June 30, 2023 and 2022, respectively, was derived from capitation agreements with government payors in which we receive fixed PMPM fees. While there are variations specific to each agreement, we generally contract with government payors to receive a fixed PMPM fee to provide or manage all healthcare services a participant may require while assuming financial responsibility for the totality of our participants’ healthcare expenses. This type of contract is often referred to as an “at-risk” or a “capitation” contract.
To the extent that our participants require more care than is anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs associated with treatment. In the fiscal year ended June 30, 2023, the risk pool of our population became more acute as we were not able to replenish our population mix with newer, lower-acuity participants as a result of enrollment sanctions, and as a result, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 85% of our revenue in the fiscal year ended June 30, 2023. If medical costs and expenses exceed the underlying capitation payment received, we will not be able to correspondingly increase our capitated payment and we could suffer losses with respect to such agreements.
Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses, execute or realize the benefits of our clinical value initiatives, and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Medicare and Medicaid expenses of our participants may be outside of our control in the event that participants take certain actions that increase such expenses, such as emergency room visits or preventable hospital admissions.
Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:
•the health status of participants requiring higher levels of care, such as nursing home care or higher incidents of hospitalization;
•higher than expected utilization of new or existing healthcare services;
•more frequent catastrophic medical cases (e.g. transplants);
•an increase in the cost of healthcare services and supplies, whether as a result of inflation, wage increases, purchases of vaccines and PPE as a result of the COVID-19 pandemic, other health emergencies, or otherwise;
•emergence of new high-cost medications to treat conditions that are common in our population, such as lecanemab for Alzeimer’s Dementia;
•changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•increased costs attributable to specialist physicians, hospitals and ancillary providers;
•changes in the demographics of our participants and medical trends;

•contractual or claims disputes with providers, hospitals or other service providers;
•the occurrence of catastrophes, health emergencies, including epidemics or pandemics or acts of terrorism; and
•the reduction of government payor payments.
We have and expect to continue experiencing increased costs and expenditures in the future.
The federal and state audits and sanctions we were subject in our centers in California and, Colorado and the federal and state audits in New Mexico, not only impacted our revenue and growth opportunities, but also our level of costs and expenditures. In fiscal year 2023, we launched and conducted several initiatives intended to lower certain of our costs, including limiting corporate staffing, effecting a reduction in workforce, and optimizing working capital. However, we have and expect to continue making significant investments in growing our business and increasing our participant base, building capabilities to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends, expanding our operations, hiring additional employees for growing or new centers, introducing or improving technology, and operating as a public company. As a result of these increased expenditures, we may not succeed in increasing our revenue sufficiently to improve our profit margins. To date, we have financed our operations principally from revenue from our participant services, the incurrence of indebtedness, and the sale of our equity in the IPO. We may not continue to generate positive cash flow from operations or have access to sufficient capital, and our limited operating history as a for-profit company may make it difficult for you to rely on our historical results as indicative of future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing and highly regulated industries, including increasing expenses as we continue to grow our business.
Our operating expenses have and we expect them to continue to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to provide services to an increasing number of participants. If we are not able to execute or realize the benefits of our clinical value initiatives, our profitability could continue to decline. In addition to the expected costs to grow our business, we also expect to continue to incur compliance costs, as a result of sanctions and maintaining high quality of care across our centers, as well as additional legal, accounting and other expenses as we continue to establish the Company as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, our profitability could continue to decline. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Accordingly, we may not be able to be profitable or improve our income in the future, which could negatively impact the value of our common stock.

Our overall business results have been and may continue to be impacted by ongoing macroeconomic and COVID-19-related challenges, including labor shortages and inflation.
Macroeconomic challenges, including labor shortages and high inflation, have impacted and may continue to impact our business operations and our overall business results. The COVID-19 pandemic exacerbated difficulties to hire healthcare professionals, and in fiscal year 2022, we experienced workforce and labor shortages within all of our centers. Even though this labor pressure eased slightly in fiscal year 2023, we continue to be affected by the increased competition in the labor market and market adjustments to increase retention and improve our ability to hire. These market adjustments contributed, in part, to an increase in cost of care and operating expenses for fiscal year 2023, further impacted by additional staffing related to compliance and remediation efforts. Continued workforce and labor shortages or increased wages, may continue to adversely affect our financial results. Further, if labor market conditions continue to disrupt our ability to recruit healthcare professionals , we may not be able to execute our growth plan and grow capacity in our existing centers or open de novo centers or we may have to do so at costs higher than originally budgeted, which, in turn, could increase our capital needs during a time of rising interest rates and when conditions in the credit and capital markets are volatile.
During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare, Medicaid,

PACE and similar programs, which represent nearly all of the payor sources for our centers and which may have a material effect on our results of operations and financial condition.

Our revenues and operations are dependent upon a limited number of government payors, particularly Medicare and Medicaid.
Our operations are dependent on a limited number of government payors, particularly Medicare and Medicaid, with whom we directly contract to provide services to participants. We generally manage our contracts on a state-by-state basis, entering into a separate contract in each state. When aggregating the revenue associated with Medicare and Medicaid by state, Colorado, California and Virginia accounted for a total of approximately 83.0% and 83.3% of our capitation revenue for the years ended June 30, 2023 and 2022, respectively. We believe that majority of our revenues will continue to be derived from a limited number of key government payors, which may terminate their contracts with us upon the occurrence of certain events, including as a result of inspections, reviews, audits, requests for information or investigations with adverse findings. The sudden loss of any of our government contracts or the renegotiation of any of such contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with government payors in respect of the services we provide and the terms of our agreements. As the states respond to market dynamics and financial pressures, and as government payors make strategic budgetary decisions in respect of the programs in which they participate, certain government payors may seek to renegotiate or terminate their agreements with us. Any reduction in the budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, or economic downturn, emergency situations such as the COVID-19 pandemic, changes in policy or otherwise, could result in a reduction in our capitated fee payments, changes to the scope of services and possibly loss of contracts and could negatively impact our revenues, business and prospects. See Item 1A. Risk Factors, “Risks Related to Our Business—A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide has and in the future could adversely affect our business” and “Risks Related to Our Business—We conduct a significant percentage of our operations in the State of Colorado and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.”
Because we rely on a limited number of government-funded agencies, namely CMS and state Medicaid agencies, for a significant portion of our revenues, we depend on federal funding, as well as the financial condition of the states in which we operate, and each state’s commitment to its participation in the PACE program. Government-funded healthcare programs in the states in which we operate face a number of risks, including higher than expected healthcare costs and lack of predictability of tax basis and budget needs. If the financial condition of the states in which we operate declines, our credit risk could increase.
Reductions in PACE reimbursement rates or changes in the rules governing PACE programs could have a material adverse effect on our financial condition and results of operations.
We receive a substantial portion of our revenue through the PACE program, which accounted for 99.8% and 99.8% of our revenue for the years ended June 30, 2023 and 2022, respectively. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE funding, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits, services or treatments under programs without adequate funding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The PACE programs and their respective reimbursement rates, payment structures and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the PACE rates at which we are compensated for our services. Budget pressures can lead federal and state governments to reduce or place limits on reimbursement rates and payment structures under PACE. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. Legislation enacted in 2011 requires CMS to sequester or reduce all Medicare payments, including payments to PACE organizations, by 2% per year for a period of years. Subsequent legislation extended these cuts through 2030, which cuts negatively impact our revenue. We cannot predict what other deficit reduction, other payment reduction or budget enforcement initiatives may be proposed by Congress, which could impact our business, including whether Congress will attempt to increase, restructure or suspend sequestration.
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
The claims and encounter records that we submit to government payors involve data that support the RAF scores attributable to participants. These RAF scores determine the payment we are entitled for the provision of medical care to such participants. The data submitted to CMS is based on diagnosis codes and medical charts that our employed, contracted, and noncontracted providers identify, record and prepare. Any issues with recording and documenting identified medical conditions could adversely impact Medicare RAF scores and our resulting revenue for future periods. CMS periodically audits PACE organizations’ risk adjustment submissions. The submission of inaccurate, incomplete or erroneous data could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We could be required to refund a portion of the revenue that we received, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments. From time to time, we may experience reconciliation issues as government payors modify or adopt new systems which may be reflected as provision for bad debt in our financial statements.
If CMS seeks repayment from us for payment adjustments as a result of its audits, we could also be subject to liability for penalties for inaccurate or unsupportable RAF scores provided by us or our providers. In addition, we could be liable for penalties to the federal government under the FCA, which may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. As of January 30, 2023, the minimum False Claims Act penalty increased from $12,537 to $13,508 per claim. The maximum penalty has increased from $25,076 to $27,018 per claim. There is a high potential for substantial penalties in connection with any alleged FCA violations.
Elements of the risk adjustment mechanism continue to be challenged, reevaluated, and revised by the U.S. Department of Justice, the OIG, and CMS. On February 1, 2023, CMS published the Medicare Advantage RADV Program Final Rule, which took effect on April 3, 2023. The final rule includes major updates to the Risk Adjustment Data Validation (“RADV”) audit methodology used by CMS to address overpayments to MA plans based on the submission of unsupported risk-adjusting diagnosis codes, which are used to determine payments under MA. Most notably, the final rule allows CMS to extrapolate RADV audit findings beginning with payment year 2018. CMS intends to initiate audits with the new methodology in calendar year 2025 beginning with payment year 2018. If CMS recovers overpayments from MA plans, those plans may seek to recover payments from us that the plans believe are attributable to risk adjustment data.
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
Most of our participants are dually-eligible, meaning they are qualified for coverage under both Medicare and Medicaid when enrolled in our PACE program, and nearly all our revenue is derived from government payors. Medicaid is a joint federal and state funded program for healthcare services for low income as well as certain higher-income individuals who qualify for nursing home level of care. Under broad federal criteria, states establish rules for eligibility, services and payment. PACE programs are administered at the state level and are financed by both state and federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This increase, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Due to budget constraints, including resulting from a potential economic downturn or recession, we may experience negative Medicaid capitated rate payment pressure from certain states where we operate, such as Colorado, where we conduct a significant percentage of our operations.
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
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, such as COVID-19, has and could in the future adversely affect our business.
We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases, including COVID-19 and its variants. While the effects of the COVID-19 pandemic have largely eased, the pandemic dramatically impacted global health. The virus has and continues to disproportionately impact older adults, especially those with chronic illnesses, which describes our participants. On May 11, 2023, the national emergency and public health emergency declarations related to the COVID-19 pandemic expired. The declarations had been in place since early 2020, and in addition to various Congress enacted legislation, allowed the federal government flexibility to waive or modify certain requirements in a range of areas, including Medicare and Medicaid. While we do not believe that the expiration of these emergency declarations will have a material impact to our financial results, we continue to evaluate how the expiration of these emergency declarations may affect our business outlook, and such impact may be material.
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
Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual participant. Participants with higher RAF scores necessitate larger capitated payments, and those with lower RAF scores necessitate smaller capitated payments. Medicare requires that a participant’s health issues be documented annually regardless of the permanence of the underlying causes. Any issues with documenting such conditions, such as those that could be presented during a pandemic or epidemic, could adversely impact our ability to accurately record Medicare RAF scores and may result in adjustments to revenues. See Item 1A. Risk Factors “—Risks Related to Our Business—Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could cause us to overstate or understate our revenue and subject us to repayment obligations or penalties.”
The COVID-19 pandemic exacerbated difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that required training. The reduction in healthcare personnel, and specifically, trained personnel, impacted our ability to adhere to the complex government laws and regulations that apply to our business. PACE regulators require that new participants be assessed within a period of 30 days from enrollment to our programs and for us to provide them a personalized care plan. In the third quarter of 2021, we became aware that a certain number of our centers had failed to timely complete a portion of these participant assessments and care plans. We implemented improvement plans and worked diligently to remediate this issue. Failure to conduct assessments or produce care plans within the required period of time may further subject us to suspension of new enrollment or restrict enrollment at the affected centers and other centers in the affected state. These or future violations of these requirements or other government laws or regulations could result in significant consequences that may have a material adverse effect on our business, results of operations, financial condition and cash flows.
We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our future success depends largely upon the services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, and general and administrative functions. Since we became a public company, there have been changes in our executive management team resulting from the hiring or departure of executives, including in fiscal 2023, the appointments of a new Chief Medical Officer, a new Chief Operations Officer and, most recently in July 2023, a new Chief Financial Officer. Changes to our business strategy resulting from senior executive officer transitions could have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business.
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
If certain of our suppliers do not meet our needs, if we are not reimbursed or adequately reimbursed for medical products we purchase or if we are unable to effectively access new technology or medical products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We have significant suppliers that may be the sole or primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including as a result of price increases, a product recall, product shortage or other supply chain issues, or a dispute, and we are not able to find adequate alternative sources, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in the availability of superior products. If we are not able to access superior products or new medical products, including biopharmaceuticals or medical devices, on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face attrition with respect to our participants or health care providers and other personnel and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We conduct a significant percentage of our operations in the State of Colorado and, as a result, we are particularly susceptible to regulatory issues and reduction in budget appropriations for our services or any other adverse developments in that state.
For the fiscal year ended June 30, 2023 and 2022, 23.6% and 25.8% of our total revenues were derived from contracts with government agencies in the State of Colorado. Accordingly, any regulatory issues and developments in the State, such as the enrollment sanctions we were subject to in fiscal years 2022 and 2023, a reduction in Colorado’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, emergency situations such as the COVID-19 pandemic, changes in policy or otherwise, have and could in the future result in a reduction in our capitated fee payments and possibly the loss of contracts, and materially adversely impact our results.
If we fail to manage our operations effectively, we may be unable to execute our business plan, maintain effective levels of service and participant satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, organizational change and growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. For example, we completed our conversion from a not-for-profit to a for-profit organization in 2016 and completed our IPO in 2021. Additionally, our organizational structure continues to become more complex as we expand our operational, financial and management controls, as well as our reporting systems and procedures as a public company. We may require significant capital expenditures and the allocation of valuable management resources to grow and evolve our operational and financial operations and grow. We must ensure our personnel have the necessary licenses and competencies and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and efficient manner. As our participant base grows following the lifting of sanctions in the states of California and Colorado, we will need to maintain the best practices we developed during our recent audits. If we fail to effectively manage our potential growth and change or fail to ensure that the level of care and services provided by our employees complies with regulatory and contractual requirements, and levels of patient service and satisfaction, our brand and reputation, could suffer, adversely affecting our ability to attract and retain participants and employees and lead to the need for corrective actions.
The healthcare Industry is highly competitive and, if we are not able to compete effectively, our business could be harmed.
We compete directly with national, regional and local providers of healthcare for participants and clinical providers. We also compete directly with payors and other alternate managed care programs for participants. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Given the regulatory environment, there may be high barriers to entry for PACE providers; however, since there are relatively modest capital expenditures required for providing healthcare services, there are less substantial financial barriers to entry in the healthcare industry generally. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of payors who run competitive programs in the local market, our local reputation for quality participant care, the commitment and expertise of our medical staff or contracted healthcare providers, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location and condition of our centers. If we are unable to attract participants to our centers our revenue and profitability will be adversely affected. Some of our competitors may have greater brand recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Further, our current or potential competitors may be acquired by third parties with greater available resources. Competing providers may also offer different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current participants, potential participants and referral sources. Furthermore, while we budget for routine capital expenditures at our centers to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our contracts with government payors are not exclusive for PACE programs in California, and competitors in California could seek to establish contracts with the state Medicaid agency and CMS to serve PACE eligible participants in our service areas. For example, the service area for our Sacramento, California center, opened July 1, 2020, overlaps with an existing PACE program in the region. Additionally, as we expand into new geographies, we may encounter competitors with stronger local community relationships or brand recognition, which could give those competitors an advantage in attracting new participants. Individual physicians, physician groups and companies in other healthcare industry segments, some of which have greater financial, marketing and staffing resources, may become competitors in providing healthcare services, and this competition may have a material adverse effect on our business operations and financial position.

Our presence is currently limited to Colorado, California, New Mexico, Pennsylvania and Virginia, and we may not be able to successfully establish a presence in new geographic markets.
We currently operate in Colorado, California, New Mexico, Pennsylvania and Virginia and are moving forward with pursuit of licensure required to open two de novo centers in Florida and one de novo center in California. For the year ended June 30, 2023, approximately half of our revenue was driven by our businesses in Colorado. As a result, our exposure to many of the risks described in these risk factors are not mitigated by a diversification of geographic focus. To continue to expand our operations to other regions of the United States, we will have to devote resources to identifying and exploring such perceived opportunities. Thereafter, we will have to, among other things, recruit and retain qualified personnel, develop new centers and establish new relationships or contracts with physicians and other healthcare and services providers. In addition, we will be required to comply with laws and regulations of states that may differ from the ones in which we currently operate, and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to expand our operations in any new geographic markets.
Competition for physicians and other clinical personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.
Our operations are dependent on the efforts, abilities and experience of our physicians and clinical personnel. We compete with other healthcare providers, primarily hospitals and other centers, in attracting physicians, nurses and medical staff to support our centers, and recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our centers. In some markets, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing all healthcare providers. This shortage has required us to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. For the years ended June 30, 2023 and 2022, our total center-level employee costs represented 18.8% and 18.5%, respectively, of our revenue. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.
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
We use third-party service providers for important aspects of the Processing of employee and participant PHI/PII and other confidential and sensitive data and information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI/PII and other sensitive data and information that we and our service providers Process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We have implemented certain administrative, physical and technological safeguards to address these risks; however, such policies and procedures may not address certain HIPAA requirements or address situations that could lead to increased privacy or security risks, and agreements with contractors and other third-party service providers who handle this PHI/PII and other sensitive data and information for us. However, some PACE organizations that we have acquired in the past or may acquire in the future may not have implemented such agreements with their third-party service providers, which may expose us to legal claims or proceedings, liability, and penalties. We may be required to expend significant capital and other resources to protect against security breaches, to safeguard the privacy, security, and confidentiality of PHI/PII and other sensitive data and information, to investigate, contain, remediate, and mitigate actual or potential security breaches, and/or to report security breaches to participants, employees, regulators, media, credit bureaus, and other third parties in accordance with applicable law and to offer complimentary credit monitoring, identity theft protection, and similar services to participants and/or employees where required by law or otherwise appropriate. Cyber-attacks are becoming more sophisticated, and frequent, and we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures against them or to prevent future attacks. The remote work environment has increased these risks. We exercise limited control over our third-party service providers and, in the case of some third-party service providers, may not have evaluated the adequacy of their security measures, which increases our vulnerability to problems with services they provide.
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
In February 2021, we became aware that a former third-party service provider of acquired organizations was the victim of a ransomware attack that occurred in December 2020. We understand that this attack resulted in the unauthorized access and exfiltration of the PHI/PII of over 2,000 of our current and former participants. We confirmed that this former third-party service provider had removed the PHI/PII of our participants from its servers, and the service provider advised that all vulnerabilities in its environment and lack of security controls had been resolved. In attacks such as this, including to third-party service-providers, we remain responsible under HIPAA for our participant’s PHI/PII, and any failure on our part to comply with HIPAA in connection with such data could subject us to civil penalties, resolution agreements, monitoring or similar agreements or other enforcement action.
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
Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our participants, support our care teams and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware or software failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain significant inaccuracies. In fiscal year 2022, we began upgrading our electronic medical records system in our centers. We expect adoption and integration of the new system to continue into fiscal year 2024. Even though we expect to realize benefits from the adoption of this new system, any expected benefits will be gradual and there could be inefficiencies as operators learn the new system. In addition, the introduction of a new system can lead to errors and loss of data. If our data were found to be inaccurate or unreliable due to error or fraud, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems, including our new electronic medical records system, and data integrity effectively, we could experience operational disruptions that may impact our participants and providers and hinder our ability to provide services, retain and attract participants, manage our participant risk profiles, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.
Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate participant needs and expectations, enhance the participant experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver technology systems that support our business processes in a cost-efficient and resource-efficient manner, including through maintaining relationships with third-party providers of technology. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater participant engagement in healthcare require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. Our failure to effectively invest in and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.
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
We currently lease seven of our 17 centers. Our leases typically have terms of nine years, and generally provide for renewal or extension options for an average total potential term of approximately 25 years. Each of our lease agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.
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
We were originally formed in 2007 as a not-for-profit company and converted to a for-profit company in 2016. Due to our relatively limited operating history as a for-profit company, our historical and recent financial and business results may not be representative of what they may be in the future. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new companies in rapidly changing and highly regulated industries, such as determining appropriate investments for our limited resources, competition from other providers, acquiring and retaining participants, hiring, integrating, training and retaining skilled personnel, unforeseen expenses and challenges in forecasting accuracy. Although we have expanded our footprint outside of Colorado into other geographies, we cannot provide assurance that we will be able to expand into new geographies or that any new centers we open or acquire, or new geographies we enter will be successful. If our assumptions regarding risks and uncertainties that we use to plan our business are incorrect or change as we gain more experience operating a for-profit business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our reputation and business could suffer materially.

Our centers have been and may be negatively impacted by public health emergencies, such as the COVID-19 pandemic, weather and other factors beyond our control.
Our results of operations have been and may in the future be negatively impacted by adverse conditions affecting our centers, including severe weather events such as tornadoes, hurricanes and widespread winter storms, earthquakes, public health concerns such as contagious disease outbreaks, epidemics and pandemics, such as the COVID-19 pandemic, violence or threats of violence or other factors beyond our control that cause disruption in provision of participant services, displacement of our participants, employees and care teams, or force certain of our centers to close temporarily. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In certain geographic areas, we have a large concentration of centers that may be simultaneously affected by health emergencies, such as the COVID-19 pandemic, adverse weather conditions or other events. Our future operating results may be adversely affected by these and other factors that disrupt the operation of our centers.
Risks Related to Regulation
Allegations of failure and failure to adhere to all the complex government laws and regulations that apply to our business have had and could in the future have material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
Our operations are subject to extensive federal, state and local government laws and regulations, such as:
•Federal Medicare, federal and state Medicaid, and federal and state PACE statutes and regulations, which are continuously changing and evolving;
•federal and state anti-kickback and self-referral laws, which prohibit, among other things, the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback or remuneration, whether in cash or in kind, for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid, or by any payor;
•the federal civil false claims laws, including the FCA and associated regulations, which impose civil penalties through governmental, whistleblower or qui tam actions, on individuals or entities for, among other things, knowingly submitting false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a claim paid. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties ranging from $13,508 to $27,018 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•the federal false claims laws, which impose criminal penalties on individuals who make or present a false, fictitious, or fraudulent claim to the government that the individual knew was false, fictitious, or fraudulent, and was made with the specific intent to violate the law or with a consciousness of wrongdoing;
•state false claims laws, which generally follow the FCA and apply to claims submitted to state healthcare programs, and state health insurance fraud laws that impose penalties for the submission of false or fraudulent claims by providers to commercial insurers or other payors of healthcare services;
•the federal Civil Monetary Penalties Statute and associated regulations, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know such remuneration is likely to influence the beneficiary’s selection of a particular provider or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies, and which authorize assessments and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs;
•the federal healthcare fraud statute and its implementing regulations, which created federal criminal laws that prohibit, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•federal and state laws regarding the collection, use disclosure and, protection of personal identifiable information or PII and protected health information or PHI (e.g., HIPAA, CCPA) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials, and many other applicable state and federal laws and requirements;
•state and federal statutes and regulations that govern workplace health and safety;
•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide services to patients or to enroll and participate in the Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur;
•federal and state scope of practice and other laws pertaining to the provision of services by qualified healthcare providers, including those pertaining to the provision of services by nurse practitioners and physician assistants in certain settings and requirements for physician supervision of those services;
•state laws restricting the corporate practice of medicine; and
•federal or state consumer protection laws that regulate various trade practices (e.g. consumer communications or consumer-facing activities).
In addition to the above, PACE contracts also impose complex and extensive requirements upon our operations.
Federal and state manuals, policies, and other guidance may also affect our operations.
The various laws, regulations, and agency guidance that apply or relate to our operations are often subject to varying interpretations, and additional laws and regulations potentially affecting healthcare organizations continue to be promulgated and issued. A violation or departure from any of the legal requirements applicable to our business may result in, among other things, government audits, decreased payment rates, significant fines and penalties, the potential loss of licensure or certification, recoupment efforts or retractions of reimbursement previously paid, voluntary repayments, exclusion from governmental healthcare programs, written warnings, corrective action plans, monitoring, reputational harm, suspension of new enrollment or the restriction of current enrollment, the withholding of payments under the PACE program agreement, and termination of the PACE program agreement. These legal requirements may be civil or administrative in nature. We are subject to federal and state regulations that require PACE organizations to maintain fiscally sound operations, as defined by CMS and applicable state agencies. We submit regular financial reports to governmental authorities and are subject to routine financial reviews and audits by both CMS and state agencies. For example, federal and state governments evaluate our assets and liabilities, cash flows, and net operating surpluses against specific regulatory requirements. From time to time, federal and state authorities may identify aspects of the finances of our PACE organizations that do not comply with federal or state requirements and may require us to submit clarifications and/or take action to adjust the capitalization or other financial status of such entities. As state agencies promulgate additional regulations applicable to PACE and issue sub-regulatory guidance, we will have to allocate sufficient resources to ensure compliance with both federal and state regulations.
We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians, providers, and other third parties to comply with state and federal anti-kickback laws and other applicable healthcare laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations, and any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. We may face penalties, including penalties under the FCA, if we fail to report and return government overpayments within 60 days of when the overpayment is identified and quantified. See Item 1A. Risk Factors, “Risks Related to Our Business—We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.” Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid, and other federally funded healthcare programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by Anti-Kickback Statute violations subject to liability under the FCA, including qui tam or whistleblower suits. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.
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

If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:
•suspension, termination or exclusion of our participation in government payment programs;
•refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•loss of our licenses required to operate healthcare centers, complete certain limited lab testing or administer prescription drugs in the states in which we operate;
•criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the Anti-Kickback Statute, Civil Monetary Penalties Statute and FCA, or other failures to meet regulatory requirements;
•enforcement actions by governmental agencies or state attorneys general and/or state law claims for monetary damages by patients or employees who believe their PHI/PII has been impermissibly used or disclosed or not properly safeguarded, or their rights with respect to PHI/PII have been protected, in violation of federal or state health privacy laws, including, for example and without limitation, HIPAA, CCPA as amended by the CPRA, and the Privacy Act of 1974;
•mandated changes to our practices or procedures that significantly increase operating expenses;
•imposition of and compliance with corporate integrity agreements, monitoring agreements or corrective action plans that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;
•termination of various relationships and/or contracts related to our business, including joint venture arrangements, real estate leases and consulting agreements; and
•harm to our reputation, which could negatively impact our business relationships, affect our ability to attract and retain participants and healthcare professionals, affect our ability to obtain financing and decrease access to new business opportunities, among other things.
We are, from time to time, and may in the future continue to be, a party to various lawsuits, demands, claims, governmental investigations, audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law), and other legal matters. Responding to subpoenas, requests for information, investigations and other lawsuits, claims, and legal proceedings as well as defending ourselves in such matters has required management’s attention and caused us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of such matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on our business. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government. The results of such lawsuits cannot be predicted. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations, and because qui tam suits are filed under seal, we could be subject to suits of which we are not aware or have been ordered by the presiding court not to discuss or disclose.
We, our healthcare professionals, and the centers in which we operate, are subject to various federal, state and local licensing, certification and other laws and regulations, relating to, among other things, the quality of medical care, equipment, privacy of health information, physician relationships, telehealth, personnel and operating policies and procedures. Failure to comply with these licensing and certification laws, regulations and standards could result in cessation of our services, prior payments by government payors being subject to recoupment, corrective action plans, the suspension of participant enrollment or requirements to make significant changes to our operations and can give rise to civil or, in extreme cases, criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we endeavor to comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. Any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows, and reputation.

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
Some of the states in which we currently operate have laws that prohibit business entities, such as us, from practicing medicine, employing physicians or other clinicians to practice medicine, exercising control over medical decisions by physicians or other clinicians or engaging in certain arrangements, such as fee-splitting, with physicians or other clinicians (such activities generally referred to as the “corporate practice of medicine”). In some states, these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. For example, in Pennsylvania, the statutes that pertain to the employment of healthcare practitioners by healthcare centers do not explicitly include a PACE organization in the list of healthcare centers by which a healthcare practitioner may be employed. Other states in which we may operate in the future may also generally prohibit the corporate practice of medicine. While we endeavor to comply with state corporate practice of medicine laws and regulations as we interpret them, the laws and regulations in these areas are complex, changing, and often subject to varying interpretations. The interpretation and enforcement of these laws vary significantly from state to state.
Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as forfeiture of revenues from payors for services rendered. For business entities, such as us, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license.
Some of the relevant laws, regulations, and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. State laws or regulations prohibiting the corporate practice of medicine may contemplate the employment of physicians by certain types of entities but may not provide a specific exemption for PACE organizations. State laws and regulations are subject to change. Regulatory authorities and other parties may assert that our employment of physicians in some states means that we are engaged in the prohibited corporate practice of medicine. If this were to occur, we could be subject to civil and/or criminal penalties, our agreements with physicians could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our arrangements with respect to the physicians that care for our participants, in each case in one or more of the jurisdictions in which we operate. Any of these outcomes may have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
Our use, disclosure, and other processing of PHI/PII is subject to HIPAA, CCPA as amended by the CPRA and other federal and state privacy and security regulations, and our failure to comply with those laws and regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our participant base and revenue.
Numerous state and federal laws and regulations govern the collection, dissemination, use, disclosure, destruction, retention, privacy, confidentiality, security, availability, integrity and other processing of PHI/PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service for or on behalf of a covered entity involving the use or disclosure of protected health information.
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
HIPAA further requires that individuals be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 individuals or more, it must be reported to HHS without unreasonable delay, and in no case later than 60 calendar days after discovery, and HHS will automatically investigate the breach and post the name of the entity on its public breach portal. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. Breaches affecting more than 500 residents in the same state or jurisdiction must also be reported to the local media. Looking ahead, it is possible that the ADPPA, a landmark federal privacy bill with significant bipartisan support, may gain traction. Although ADPPA would not apply to health data covered by HIPAA, it would apply to other health data, such as health data controlled by certain entities in the digital health space.
In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of individually identifiable information. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the CCPA provides certain exceptions for PHI, but is still applicable to certain PII we process in the ordinary course of our business. The effects of the CCPA are wide-ranging and afford consumers certain rights with respect to PII, including a private right of action for data breaches involving certain personal information of California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, which went into effect January 1, 2023, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, including Colorado, Connecticut, Utah, and Virginia, have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of this state legislation on our business as additional information and guidance becomes available. Efforts at the federal level to enact similar laws have been ongoing. As new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to implement required changes in a timely manner could subject us to liability for non-compliance. Consumers may also be afforded a private right of action for certain violations of privacy laws. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to process data and may expose us to additional expense, adverse publicity, and liability. While we believe we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations, and we have implemented measures to require our third-party service providers to maintain reasonable data privacy and security measures, we cannot guarantee that these efforts will be adequate, and we may be subject to cybersecurity, ransomware or other security incidents. Further, it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of our third-party service providers. If we or these third parties are found to have violated such laws, rules or regulations, it could result in regulatory investigations, litigation awards or settlements, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
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
As of June 30, 2023, we had total outstanding debt of (i) $67.5 million principal amount under the Term Loan Facility (as defined in Note 7, “Long-term Debt” to the consolidated financial statements), and (ii) $2.3 million principal amount under the convertible term loan. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service, impairing our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, or on terms satisfactory to us or at all.

Our indebtedness and the cash flow needed to satisfy our debt have important consequences, including:
•limiting funds otherwise available for financing our capital expenditures and pursuing our growth strategies by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•making us more vulnerable to rising interest rates; and
•making us more vulnerable in the event of a downturn in our business.
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
The 2021 Credit Agreement (as defined in Note 7, “Long-term Debt” to the consolidated financial statements) contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:
•incur additional indebtedness or other contingent obligations;
•create liens;
•make investments, acquisitions, loans, guarantees and advances;
•consolidate, merge, liquidate or dissolve;
•sell, transfer, lease or otherwise dispose of our assets;
•pay dividends on our equity interests or make other payments in respect of capital stock; and
•materially alter the business we conduct.
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
A breach of the covenants or restrictions under the 2021 Credit Agreement could result in an event of default under such document. Such a default may allow the creditors to accelerate the related debt and terminate all commitments to extend credit thereunder and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
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
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our operational flexibility and our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. In addition, the covenants in our 2021 Credit Agreement may limit our ability to obtain additional debt, and any failure to adhere to these covenants could result in penalties or defaults that could further restrict our liquidity or limit our ability to obtain financing. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop and enhance our participant services;
•continue to expand our business either by increasing enrollment or building de novo centers;
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.
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
The Principal Shareholders control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Global Select Market (“Nasdaq”). Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board consist of independent directors;
•the requirement that nominees to our Board are to be selected, or recommended for the Board’s selection, either by independent directors constituting a majority of the Board’s independent directors or by a nominations committee that is composed entirely of independent directors;
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the Board and its committees.
We currently utilize and intend to continue utilizing certain of these exemptions as long as they are available to us, and in the future, we could utilize additional exemptions. Accordingly, you do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
We could be an emerging growth company for up to five years after the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which first occurred in March 2021. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. Additionally, even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of December 31 in any given year, which would allow us to continue taking advantage of these exemptions.
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
As a newer public company, we incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming and costly and increase demand on our systems and resources, particularly after we no longer qualify as an “emerging growth company” or “smaller reporting company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to continue establishing the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.
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
In addition to the Principal Shareholders’ beneficial ownership of a combined 86% of our common stock, our Director Nomination Agreement, certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board or the Principal Shareholders, even if doing so might be beneficial to our shareholders. Among other things, these provisions:
•allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;
•provide for a classified board of directors with staggered three-year terms;
•prohibit shareholder action by written consent from and after the date on which the Principal Shareholders beneficially own, in the aggregate, less than 35% of our common stock then outstanding;

•provide that, from and after the date on which the Principal Shareholders beneficially own less than 50% of our common stock then outstanding, any amendment, alteration, rescission or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2∕3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings, provided, however, that at any time when a Principal Shareholder beneficially owns at least 5% of our common stock then outstanding, such advance notice procedure will not apply to such Principal Shareholder.
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

Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause such results to fall below any guidance we provide.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may be driven by a variety of factors, many of which are outside of our control, including, but not limited to:
•    our ability to execute our growth strategy, including our ability to identify and successfully complete acquisition and expand via de novo centers within existing and new markets;
•    our inability to control expenses and increases to the cost of care, including as a result of the composition of our participant pool, macroeconomic factors such as such as labor shortages, high inflation, and COVID-19;
•    the results of current and future, routine and non-routine inspections, reviews, audits and investigations under federal and state government programs and contracts, and any resulting sanctions or remediation efforts as a result of such government actions; and
•    legal proceedings, enforcement actions and litigation, malpractice and privacy disputes to which we are currently and may in the future be party to.

The impact of any one of the factors discussed above or any other factors discussed in this “Risk Factors” section, or the cumulative effects of a combination of such factors, could result in significant fluctuations and unpredictability in our quarterly and annual operating results. As a result of such variability and unpredictability, we may also fail to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results could fall short of our expectations or any guidance we provide. We may also fail to meet the expectations of industry or financial analysts or investors for any period. If the guidance we provide falls short or we are unable to meet the expectations of analysts or investors, the trading price of our common stock could decline substantially.
Our operating results and stock price are volatile.
The price of our common stock has significantly fluctuated since our IPO ranging from a high of $26.04 in March 2021 to a low of $3.5 in September 2022. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could continue to subject the market price of our shares to wide price fluctuations regardless of our operating performance. In addition, our operating results and the trading price of our shares may fluctuate in response to various factors, including:
•developments and results of audits, sanctions, investigations and litigation;
•market conditions in our industry or the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new solutions or services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations;
•changing economic conditions;
•investors’ perception of us and our prospects;

•events beyond our control such as inflationary pressures, increased interest rates, weather, public health events, such as the COVID-19 pandemic, and war, including uncertainties surrounding the Russia and Ukraine war; and
•any default on our indebtedness.
These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, when the market price of a stock has been volatile, holders of that stock sometimes institute securities class action litigation against the company that issued the stock. Such lawsuits have been filed against the Company. The outcome of these proceedings is unknown. See Part I, Item 3 “Legal Proceedings” for more information. We incur substantial costs defending against these lawsuits. Such lawsuits also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2023, we had 135,639,845 outstanding shares of common stock. All of the shares of common stock sold in our IPO are available for sale in the public market. In addition, we have registered shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to vesting, and Rule 144 under the Securities Act. The market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
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
Because we have no plans to pay regular cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
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
In addition, factors such as failing to meet the expectations of or provide quality medical care for our participants, adverse cyber or data security events, adverse publicity or litigation involving or surrounding us, one of our centers or our management, such as news articles and market rumors with respect to audits, litigation and other processes described in these risk factors, have diminished and may in the future diminish our reputation or that of our management and have harmed and may in the future harm our brand, making it substantially more difficult for us to attract new participants. Similarly, because our existing participants and their families often act as references for us with prospective new participants, any existing participant or family member of a participant that questions the quality of our care could impair our ability to secure additional new participants. In addition, negative publicity resulting from any adverse government payor audit could further injure our brand and reputation. If we do not successfully enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with participants, which would harm our business, results of operations and financial condition.

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
Negative publicity regarding the managed healthcare industry generally, or the PACE program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:
•requiring us to change our integrated healthcare services model;
•increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs of providing services;
•adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions or guidelines regarding the manner in which plans and providers market to PACE enrollees; or
•adversely affecting our ability to attract and retain participants.
Item 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.
Item 2.    PROPERTIES
As of June 30, 2023, we operated an aggregate of 17 centers, of which 10 were owned and seven were leased, representing approximately 410,000 and 140,000 gross square feet, respectively. Our centers are located in 11 markets and five states.
Our principal executive offices are located in Denver, Colorado, where we own facilities totaling approximately 290,000 square feet across the state. We occupy a 69,000 square foot facility for administration, sales and marketing, technology and development and professional services in Denver, Colorado. We also own and lease properties for operational PACE centers in Denver, Colorado; Pueblo, Colorado; Loveland, Colorado; Albuquerque, New Mexico; San Bernardino, California; Sacramento, California; Philadelphia, Pennsylvania; Roanoke, Virginia; Richmond, Virginia; Newport News, Virginia; and Charlottesville, Virginia. We do not have any PACE centers or properties located outside of the United States.
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

Civil Investigative Demands
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
Stockholder Lawsuits
On October 14, 2021, and subsequently amended on June 21, 2022, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period (the “Securities Action”). Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and directors, Apax Partners, L.P., Welsh, Carson, Anderson & Stowe, and the underwriters in the Company’s IPO, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and subsequent earnings calls and public filings, and seeking compensatory damages, among other things. On September 13, 2022, the Company and the officer and director defendants and Apax Partners, L.P. and Welsh, Carson, Anderson & Stowe filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted.
On April 20, 2022, the Board of Directors received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, Brian Hall, in connection with the stockholder’s investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On June 28, 2023, upon stipulation of the parties, the court entered an order staying the litigation pending the resolution of the motion to dismiss in the Securities Action or upon fifteen days’ notice by any party to the litigation. We are currently unable to predict the outcome of these matters.
Other Matters
In the third fiscal quarter of 2023, the Company agreed to settle a wage and hour class action lawsuit in the State of California for a cash payment of $1.2 million. The agreement is subject to court approval.
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
Refer to Note 9 “Commitments and Contingencies” to the Consolidated Financial Statements included in this Annual Report for more information.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Securities Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “INNV.”
Holders of Record
As of September 11, 2023, there were approximately seven stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by economic banks, brokers and other financial institutions. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended June 30, 2023, except as previously reported.
Issuer Purchases of Equity Securities
None.
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
Overview
General
InnovAge Holding Corp. (“InnovAge”), formerly TCO Group Holdings, Inc., became a public company in March 2021. The Company served approximately 6,400 PACE participants as of June 30, 2023, making it the largest PACE provider in the U.S. based upon participants served, and operates 17 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia. During the year ended June 30, 2023, the Company consolidated its Germantown LIFE center with its Allegheny and Henry Avenue LIFE centers in Pennsylvania.
Operations
InnovAge’s programs are designed to allow frail seniors to live life on their terms by aging in place, in their own homes and communities, for as long as safely possible. Through our Program of All-Inclusive Care for the Elderly (“PACE”) program, we fulfill a broad range of medical and ancillary services for seniors, including in-home care services (skilled, unskilled and personal care), center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to and from the PACE center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.
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
Trends and Uncertainties Affecting the Company
During fiscal year 2023, the U.S. and global economies experienced adverse macroeconomic effects in part resulting from the ongoing effects of the COVID-19 pandemic, as discussed in more detail below. In fiscal year 2022 and 2023, in response to high levels of inflation, we implemented various mitigation strategies to reduce costs of operation, including consolidating services and price negotiations with providers and vendors. While inflationary pressures eased significantly during the second half of fiscal year 2023, high inflation is expected to continue through the remainder of the calendar year. The effects of inflation, after accounting for these mitigation strategies, were immaterial to our financial results for fiscal year 2023. Although we expect to continue mitigation efforts in fiscal year 2024, there can be no assurance that our strategies will be sufficient.

In fiscal year 2023, operating expenses increased $34.4 million, or 4.9%, compared to 2022 due to the increased cost of care and related cost per participant as a result of increased salaries, wages and benefits associated with increased headcount and higher wage rates resulting from inflation, third party audit and compliance support, and increased fleet and contract transportation due to an increase in average daily attendance, external appointments, and higher fuel costs. In fiscal year 2023, we launched and conducted several initiatives intended to lower certain of our costs, including limiting corporate staffing, effecting a reduction in workforce in December 2022, and optimizing working capital. We expect to continue to experience elevated operating expenses during fiscal year 2024 for similar reasons. We continue to evaluate increased costs and methods to mitigate or offset such costs.
Impact of Macroeconomic Conditions and COVID-19
Census and capitation revenue. On May 11, 2023 the President allowed the national emergency and public health emergency declarations related to the COVID-19 pandemic to expire. The declarations had been in place since early 2020, and in addition to various Congress enacted legislation allowed the federal government flexibility to waive or modify certain requirements in a range of areas, including Medicare and Medicaid. At this time, we do not believe material census attrition will occur as a result of the expiration of the public health emergency declarations and the resumption of Medicaid’s redetermination of beneficiary eligibility. The frailty level of PACE participants coupled with the complexity of Medicaid services needed, results in a comprehensive financial qualifications review compared to the more traditional Medicaid-only population. Throughout the public health emergency, the Company continued to complete annual Medicaid redeterminations. This process enables the Company to monitor eligibility, assist with the redetermination process, address potential issues with eligibility in real time, and track future renewal dates. While we do not believe that the expiration of these emergency declarations will have a material impact to our financial results, we continue to evaluate how the expiration of these emergency declarations may affect our business outlook.
Expenses. During the COVID-19 pandemic, global logistics network challenges resulted in higher prices for medical supplies we require. However, supply chain disruptions improved to almost pre-pandemic level during the course of fiscal year 2023. As a result, prices for most medical supplies have normalized.
Labor market. The COVID-19 pandemic and high inflation exacerbated difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that required training. Labor pressure mostly eased during fiscal year 2023; however, the Company continues to be affected by the increased competition in the labor market and market adjustments to increase retention and improve our ability to hire. These market adjustments contributed, in part, to an increase in cost of care for fiscal year 2023, further impacted by additional staffing related to compliance and remediation efforts. These increases resulted in increased cost of care for fiscal year 2023 compared to fiscal year 2022 as discussed in “Results of Operations” below. We continue to assess key roles and benchmarks to market while monitoring trends in the labor market.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our ability to effectively implement post-sanction remediation efforts in our centers as a result of our recent audits and maintain high quality of regulatory compliance. The Company’s priority is to continue to remediate the deficiencies raised in audit processes and to implement post-sanction corrective actions as required, as well as maintain high quality of regulatory compliance in all its centers. As part of its actions to do so, the Company has worked with the appropriate regulators to make the necessary changes within the Company to improve care coordination and care documentation among our centers, including working to fill critical personnel gaps at our centers, standardizing the process of our IDTs, strengthening our home care network and reliability, improving timelines of scheduling and coordinating care with providers outside our centers, among others.
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average RAF score of 2.46 based on InnovAge data as of June 30,

2023, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2020; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk, basis, where InnovAge is financially responsible for all of participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. In fiscal year 2023, we began working on expanding payer capabilities so that our revenue more accurately reflects the acuity of the populations we serve.
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
•Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. We achieved a 78% participant satisfaction rating as of March 1, 2023 and average participant tenure was 3.7 years as of June 30, 2023, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5.9% annually over the last three fiscal years. Approximately 71% of our historical disenrollments have been involuntary, due primarily to participant death or otherwise due to participants moving out of our service areas.
•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Our participants are among the most frail and medically complex individuals in the U.S. healthcare system and average acuity rises with the passage of time. The risk pool of our population became more acute in fiscal year 2023 as we were not able to replenish our population mix with newer, lower-acuity participants as a result of State sanctions, and as a result, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 85% of our revenue in the year ended June 30, 2023. In addition, while we are liable for potentially large medical claims, our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care.
•Center-level Contribution Margin. The enrollment sanctions in Sacramento, California and Colorado limited our ability to grow our participant census and impacted Center-level Contribution Margin in fiscal year 2022 and the first half of fiscal year 2023. As we serve more participants in existing centers, we expect to leverage our fixed cost base at those centers and increase the value of a center to our business increases over time.
•Our ability to expand via de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including sanctions issued by regulators as the ones we were subject to in our Sacramento, California and Colorado centers. As a result of such sanctions, we were precluded from, or voluntarily suspended efforts to, open de novo centers in Florida, Kentucky and Indiana. Since the Company was released from sanctions, in Florida, we have recommenced our efforts to obtain the licensure required to open a PACE center in each of Tampa and Orlando. We are also pursuing the licensure required to open another PACE center in Downey, California.
•Execute tuck-in acquisitions. From fiscal year 2019 through fiscal year 2021, we acquired and integrated three PACE organizations, expanding our InnovAge Platform to one new state and four new markets through those acquisitions. Since the Company was released from sanctions, we have recommenced our efforts to pursue tuck-in acquisitions. We remain disciplined in our approach to acquisitions and in the past have executed multiple types of transactions, including turnarounds and non-profit conversions. Historically, when integrating acquired programs, we worked closely with key constituencies, including local governments, health systems and senior housing providers, to enable continuity of high-quality care for participants.
•Contracting with government payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Maintaining, supporting and growing these relationships, in existing markets as well as new geographies, is critical to our long-term success.
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and due to additional costs we are incurring in connection with current and future audits to our centers, remediation plans and current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. We have begun to invest in building capabilities to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends. Accordingly, in the short term we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
•Seasonality to our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza and COVID-19 viruses, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Based on the difference between our estimate and the final determination from CMS, we may receive incremental true up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility into nor control over the timing of such payments.
Components of Results of Operations
Revenue
Capitation Revenue. In order to provide comprehensive services to manage the totality of a participant’s medical care across all settings, we receive fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, Veterans Affairs (“VA”) and private pay sources. The concentration of capitation revenue from our various payors was:

	2023	2022
Medicaid	54%	54%
Medicare	46%	46%
Private pay and other	*%	*%
Total	100%	100%
*denotes less than 1%
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
Other Service Revenue. Other service revenue primarily consists of revenues derived from fee-for-service arrangements, state food grants, rent revenues and management fees. Prior to June 30, 2022, we generated fee-for-service revenue from providing home-care services to non-PACE patients in their homes, for which we bill the patient or their insurance plan on a fee-for-service basis. We no longer offer in-home care services to non-PACE patients. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.
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

Results of Operations
The following table sets forth our results of operations for the periods presented.

	Year Ended June 30,
	2023	2022
	in thousands
Revenues
Capitation revenue	$686,836	$696,998
Other service revenue	1,251	1,642
Total revenues	688,087	698,640
Expenses
External provider costs	374,528	383,046
Cost of care, excluding depreciation and amortization	212,271	180,222
Sales and marketing	19,627	24,201
Corporate, general and administrative	115,637	101,653
Depreciation and amortization	15,419	13,924
Total expenses	737,482	703,046
Operating Loss	(49,395)	(4,406)

Other Income (Expense)
Interest expense, net	(1,522)	(2,526)
Other income (expense)	124	(305)
Total other expense	(1,398)	(2,831)
Loss Before Income Taxes	(50,793)	(7,237)
Provision (Benefit) for Income Taxes	(7,241)	723
Net Loss	(43,552)	(7,960)
Less: net loss attributable to noncontrolling interests	(2,879)	(1,439)
Net Loss Attributable to InnovAge Holding Corp.	$(40,673)	$(6,521)

Loss Before Income Taxes as a % of revenue	(7.4)%	(1.0)%
Net Loss as a % of revenue	(6.3)%	(1.1)%
Revenues

	Year Ended June 30,		$ Change	% Change
	2023	2022
	in thousands
Capitation revenue	$686,836	$696,998	$(10,162)	(1.5)%
Other service revenue	1,251	1,642	(391)	(23.8)%
Total revenues	$688,087	$698,640	$(10,553)	(1.5)%
Capitation revenue. Capitation revenue was $686.8 million for the year ended June 30, 2023, a decrease of $10.2 million, or 1.5%, compared to $697.0 million for the year ended June 30, 2022. This decrease was driven by a 6.6% decrease in member months (as defined below under “Key Business Metrics and non-GAAP Measures – Total member months”) partially offset by a 5.5% increase in capitation rates. The decrease in member months is primarily due to disenrollments and our inability to enroll new participants at our Sacramento, California center for the majority of the year ended June 30, 2023 as a result of sanctions, minimally offset by the ramp up of enrollments at our Colorado centers as we resumed the enrollment process in the third quarter of 2023. The increase in capitation rates was primarily driven by an annual increase in both Medicaid capitation rates as determined by the States and Medicare capitation rates as a result of increased risk score and county rates partially offset by the reinstatement of sequestration.

Expenses

	Year Ended June 30,		$ Change	% Change
	2023	2022
	in thousands
External provider costs	$374,528	$383,046	$(8,518)	(2.2)%
Cost of care, excluding depreciation and amortization	212,271	180,222	32,049	17.8%
Sales and marketing	19,627	24,201	(4,574)	(18.9)%
Corporate, general and administrative	115,637	101,653	13,984	13.8%
Depreciation and amortization	15,419	13,924	1,495	10.7%
Total operating expenses	$737,483	$703,046	$34,437	4.9%
External provider costs. External provider costs were $374.5 million for the year ended June 30, 2023, a decrease of $8.5 million, or 2.2%, compared to $383.0 million for the year ended June 30, 2022. The decrease was primarily driven by (i) a decrease of $25.2 million, or 6.6% in member months partially offset by an increase of $16.7 million, or 4.7%, in cost per participant. The increase in cost per participant is primarily driven by a $13.7 million increase associated with increased assisted living and nursing facility utilization and unit cost partially offset by a $3.2 million reduction in inpatient cost per admit associated with fewer COVID admissions.
Cost of care, excluding depreciation and amortization. Cost of care, excluding depreciation and amortization expense was $212.3 million for the year ended June 30, 2023, an increase of $32.0 million, or 17.8%, compared to $180.2 million for the year ended June 30, 2022, primarily due to an increase of $43.9 million, or 26.1%, in cost per participant partially offset by a decrease of $11.9 million, or 6.6%, in member months. The increase in cost per participant was driven by (i) a $21.6 million increase in salaries, wages and benefits associated with increased headcount and higher wage rates due to the ongoing competitive labor market, (ii) $2.5 million in third party audit and compliance support, (iii) $3.9 million in increased fleet expense and contract transportation as a result of higher average daily attendance, an increase in external appointments, and higher fuel costs, (iv) $1.9 million in increased building maintenance and security, (v) $1.3 million in supplies, travel and mileage, and (vi) $1.0 million in de novo rent expense.
Sales and marketing. Sales and marketing expenses were $19.6 million for the year ended June 30, 2023, a decrease of $4.6 million, or 18.9%, compared to $24.2 million for the year ended June 30, 2022, primarily due to (i) a $1.7 million reduction in marketing spend and $2.0 million reduction in costs associated with fewer headcount within the sales department, both as a result of sanctions in our Colorado and Sacramento, California centers and (ii) a $0.9 million reduction in sales commissions expense due to the deferral of commissions.
Corporate, general and administrative expenses. Corporate, general and administrative expenses were $115.6 million for the year ended June 30, 2023, an increase of $14.0 million, or 13.8% compared to $101.7 million for the year ended June 30, 2022. The increase was primarily due to (i) a $11.0 million increase in employee compensation and benefits as the result of an increase in headcount to support compliance and bolster organizational capabilities, (ii) $3.8 million in third party costs associated with implementing our core provider initiatives, assessing our risk-bearing payer capabilities, and strengthening organizational capabilities including the transition to a new electronic medical record ("EMR"), (iii) $4.5 million in legal spend, and (iv) $4.9 million in software license and maintenance expense, inclusive of Epic license fees. These increases in cost were partially offset by (i) a $2.8 million reduction in bad debt expense, (ii) $1.2 million reduction in insurance expense, and (iii) $4.1 million in executive severance and recruiting recognized during the year ended June 30, 2022.
Depreciation and amortization. Depreciation and amortization expense was $15.4 million for the year ended June 30, 2023, an increase of $1.5 million, or 10.7%, compared to $13.9 million for the year ended June 30, 2022. The increase in depreciation expense was a result of capital additions in the normal course of business.

Other Income (Expense)

	Year Ended June 30,
	2023	2022	$ Change	% Change
	in thousands
Interest expense, net	$(1,522)	$(2,526)	$1,004	(39.7)%
Other income (expense)	124	(305)	429	(140.7)%
Total other expense	$(1,398)	$(2,831)	$1,433	(50.6)%
Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $1.5 million for the year ended June 30, 2023, a decrease of $1.0 million, or 39.7%, compared to $2.5 million for the year ended June 30, 2022. The decrease was primarily due to interest income of $3.4 million from money market funds offsetting interest expense of $4.9 million during the year ended June 30, 2023. Interest income during the year ended June 30, 2022 was negligible.
Provision for Income Taxes.
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC (“SH1”) and InnovAge Sacramento have elected to be taxed as partnerships, and no provision for income taxes for SH1 or InnovAge Sacramento is included in these consolidated financial statements
A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of provision for income taxes.
During the years ended June 30, 2023 and 2022, we reported provision for income taxes of $(7.2) million and $0.7 million, respectively. The decrease of $7.9 million is primarily due to (i) pretax book loss recognized during the year ended June 30, 2023, as compared to the pretax book loss recognized during the year ended June 30, 2022 and (ii) the change in our valuation allowance.
Net Loss Attributable to Noncontrolling Interests.
InnovAge Senior Housing Thornton, LLC is a variable interest entity (“VIE”). The Company is the primary beneficiary of SH1 and consolidates SH1. The Company is the primary beneficiary of SH1 because it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for the convertible term loan held by SH1. The SH1 interest is reflected within equity as noncontrolling interests. Our share of earnings is recorded in the consolidated statements of operations as net loss attributable to noncontrolling interests.
Net Income (Loss)
During the years ended June 30, 2023 and 2022, we reported net loss of $43.6 million and $8.0 million, respectively, consisting of (i) loss from operations of $49.4 million and $4.4 million, respectively, (ii) other expense of $1.4 million and $2.8 million, respectively, and (iii) provision for income taxes of $7.2 million and $0.7 million, respectively, each as described above.

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

	Year Ended June 30,
	2023	2022
	dollars in thousands
Key Business Metrics:
Centers(a)	17	18
Census(a)(b)	6,400	6,650
Total Member Months(b)	77,370	82,820

Non-GAAP Measures:
Center-level Contribution Margin(c)	$101,288	$135,372
Center-level Contribution Margin as a % of revenue(c)	14.7%	19.4%

Adjusted EBITDA(c)	$(1,261)	$34,253
Adjusted EBITDA Margin(c)	(0.2)%	4.9%
___________________________________
(a)Includes InnovAge Sacramento, which the Company owns and controls through a joint venture and is consolidated in our financial statements. During the fiscal year ended June 30, 2023, the Company consolidated its Germantown LIFE center with its Allegheny and Henry Avenue LIFE centers in Pennsylvania.
(b)Amounts are approximate.
(c)Center-level Contribution Margin, Center-level Contribution Margin as a percentage of revenue, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. For a definition and reconciliation of these non-GAAP measures to the most closely comparable GAAP measures for the period indicated, see below.
Centers
We define our centers as those centers open for business and attending to participants at the end of a particular period.
Census
Our census is comprised of our capitated participants for whom we are financially responsible for their total healthcare costs.
Total member months
We define Total Member Months as the total number of participants as of period end multiplied by the number of months within a year in which each participant was enrolled in our program. We believe this is a useful metric as it more precisely tracks the number of participants we serve throughout the year.
Center-level Contribution Margin
The Company’s management uses Center-level Contribution Margin as the measure for assessing performance of its segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $101.3 million and $135.4 million for the years ended June 30, 2023 and 2022, respectively. The decrease in Center-level Contribution

Margin for fiscal year 2023 was primarily due to a year-over-year increase in cost of care of 17.8% and a 1.5% decrease in total revenue during the same period. For more information relating to Center-level Contribution Margin, see Note 13 “Segment Reporting” to our consolidated financial statements. A reconciliation of Center-level Contribution Margin to income (loss) before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	June 30, 2023			June 30, 2022
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Center-Level Contribution Margin	100,948	340	101,288	135,451	(79)	135,372
Overhead costs(2)	135,264	—	135,264	125,948	(94)	125,854
Depreciation and amortization	14,959	460	15,419	13,491	433	13,924
Equity loss	—	—	—	—	—	—
Other operating (income) expense	—	—	—	—	—	—
Interest expense, net	1,342	180	1,522	2,335	191	2,526
Loss on extinguishment of debt	—	—	—	—	—	—
Gain on equity method investment	—	—	—	—	—	—
Other expense (income)	(124)	—	(124)	305	—	305
Income (Loss) Before Income Taxes	$(50,493)	$(300)	$(50,793)	$(6,628)	$(609)	$(7,237)
___________________________________
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted for interest expense, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including relating to management equity compensation, executive severance and recruitment, litigation costs and settlement, M&A and de novo center development, business optimization, and electronic medical record (“EMR”) implementation. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue.
For the years ended June 30, 2023 and 2022, our net loss was $43.6 million and $8.0 million, respectively, representing a year-over-year decline of 445%, and Adjusted EBITDA was $(1.3) million and $34.3 million, respectively, representing a year-over-year decline of 104%.
Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the year ended June 30, 2023, our net loss margin was 6.3%, as compared to our net loss margin of 1.1% for the year ended June 30, 2022. For the year ended June 30, 2023, our Adjusted EBITDA margin was (0.2%), as compared to our Adjusted EBITDA margin for the year ended June 30, 2022 of 4.9%.
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
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods is as follows:

	Year Ended June 30,
	2023	2022
	in thousands
Net Loss	$(43,552)	$(7,960)
Interest expense, net	1,522	2,526
Depreciation and amortization	15,419	13,924
Provision (benefit) for income tax	(7,241)	723
Stock-based compensation	4,993	3,739
Executive severance and recruitment(a)	—	4,123
Litigation costs and settlement(b)	9,782	4,436
M&A and de novo center development(c)	1,134	1,764
Business optimization(d)	10,535	8,955
EMR implementation(e)	6,147	2,023
Adjusted EBITDA	$(1,261)	$34,253
___________________________________
(a)Reflects charges related to executive severance and recruiting.
(b)Reflects a $1.2 million reserve for a California wage and hour class action settlement for the year ended June 30, 2023 and charges/(credits) related to litigation by stockholders, litigation related to de novo center development, and civil investigative demands. See Item 3, “Legal Proceedings” included in this Annual Report on Form 10-K. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(c)Reflects charges related to M&A transaction and integrations, and de novo center developments.
(d)Reflects charges related to business optimization initiatives. Such charges related to one-time investments in projects designed to enhance our technology and compliance systems, improve and support the efficiency and effectiveness of our operations, and third party support to address efforts to remediate deficiencies in audits. For year ended June 30, 2023 includes (i) $1.8 million related to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $5.7 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities, (iii) $0.6 million in the consolidation of the Germantown, Pennsylvania center, (iv) $1.1 million related to organizational restructure, and (iv) $1.4 million related to other non-recurring projects aimed at reducing costs and improving efficiencies. During the year ended June 30, 2022, costs included (i) $1.8 million paid to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $3.8 million of costs associated with third party consultants to strengthen enterprise capabilities, (iii) $0.7 million in costs associated with transition to the replacement Roanoke, Virginia center, and (iv) $2.7 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(e)Reflects non-recurring expenses relating to the implementation of a new EMR vendor.
Liquidity and capital resources
General
To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, from the sale of common stock in our IPO that occurred in March 2021. As of the years ended June 30, 2023 and 2022, we had cash and cash equivalents of $127.2 million and $184.4 million, respectively, a decrease of $57.2 million primarily due to purchases of property and equipment and short-term investments, consisting primarily of managed income funds invested in investment grade short-term fixed and floating rate debt securities aimed at creating income while maintaining low volatility on principal. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.

Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined in Note 7 “Long-term Debt” to the audited consolidated financial statements) due 2026, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2028 and 2032, respectively, (iii) the operations of our business, including special projects such as our transition to a new EMR vendor, with respect to which we incurred non-recurring implementation costs over the last 12 months, and expect to incur ongoing costs through 2024 and beyond, and third party support to address remediation efforts, (iv) income tax payments, which are generally due on a quarterly and annual basis, and (v) capital additions, which included costs relating to the development of de novo centers, including those in Florida and California. We also will continue investing in the effective implementation of post-sanction corrective remediation plans (CAPs) and other corrective initiatives as a result of deficiencies found during our recent audits, and our ability to continually provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis. For additional information regarding our lease obligations, debt and commitments, see Notes 6 “Leases,” 7 “Long-term Debt,” and 9 “Commitments and Contingencies,” respectively, to our audited consolidated financial statements.
We believe that our cash and cash equivalents and our cash flows from operations, available funds and access to financing sources, including our 2021 Credit Agreement (as defined in Note 7, “Long-term Debt”) and Revolving Credit Facility (as discussed and defined below), will be sufficient to fund our operating and capital needs for the next 12 months and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, our ability to retain and grow the number of PACE participants, and the expansion of sales and marketing activities and other costs of operating the business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
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
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of June 30, 2023 and 2022, the interest rate on the Term Loan Facility was 6.95% and 3.83%, respectively. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of June 30, 2023, we had no borrowings outstanding, $2.8 million of letters of credit issued, and $97.2 million of remaining capacity under the Revolving Credit Facility. As of June 30, 2023, we also had $2.3 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.
For more information about our debt, see Note 7 “Long-term Debt” to our audited consolidated financial statements.
Our material cash requirements from known contractual and other obligations primarily relate to long-term debt and lease obligations. Expected timing of those payments are as follows:

	Total	Next 12 Months	Beyond 12 Months
	in thousands
Long-term debt (excluding interest)(1)	$69,784	$3,796	$65,988
Operating leases(2)	27,675	4,882	22,793
Finance leases (excluding interest)	20,793	5,970	14,823
Total	$118,252	$14,648	$103,604
___________________________________
(1)Represents principal amounts related to the 2021 Credit Agreement.

(2)We adopted ASU 2016-02 on July 1, 2022, which requires lessees to recognize almost all leases on the balance sheet. See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.
Consolidated Statements of Cash Flows
Our consolidated statements of cash flows for the year ended June 30, 2023 and 2022 are summarized as follows:

	Year Ended June 30,		$ Change
	2023	2022
in thousands
Net cash provided by (used in) operating activities	$20,236	$27,302	$(7,066)
Net cash used in investing activities	(69,521)	(40,238)	(29,283)
Net cash used in financing activities	(7,896)	(6,318)	(1,578)
Net change in cash, cash equivalents and restricted cash	$(57,181)	$(19,254)	$(37,927)
Operating Activities. The change in net cash provided by (used in) operating activities was primarily due to the net effect of (i) a net loss of $43.6 million for the year ended June 30, 2023 compared to a net loss of $8.0 million during the prior year, as described further above, (ii) an increase of $28.1 million in deferred revenue during fiscal year 2023 due to timing of payments received, (iii) a decrease of $17.7 million in accounts receivable, net of allowance primarily due to timing for the receipt of payments in 2023, and (iv) a net decrease in working capital primarily attributable to payments for operating leases and reported and estimated claims.
Investing Activities. Investing activities were made up of approximately $23.4 million in purchases of property and equipment and $46.2 million for purchases of short-term investments, consisting primarily of managed income funds invested in investment grade short-term fixed and floating rate debt securities aimed at creating income while maintaining low volatility on principal. Our investment in managed income funds regularly pay dividends which are reinvested into the funds.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Our PACE operating unit provides comprehensive healthcare services to participants on the basis of estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. We recognize capitation revenues based on the estimated PMPM transaction price to transfer the service for a distinct increment of the series (i.e. month). We recognize revenue in the month in which participants are entitled to receive comprehensive care benefits during the contract term. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program, and Medicare rates can fluctuate throughout the contract based on the acuity of each individual participant. In certain contracts, PMPM rates also include “risk adjustments” based on various factors.
For certain capitation payments, the Company is subject to retroactive premium risk adjustments based on various factors. The Company estimates the amount of the adjustment based on participant medical status and historical experience. Such estimates are then recorded monthly on a straight-line basis. We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if actual risk scores are different from the estimated risk scores. If our accrual estimates for risk scores at June 30, 2023 were to differ by 5%, the impact on revenues would be approximately $0.5 million.
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
We test goodwill for impairment annually on April 1 or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the years ended June 30, 2023 and 2022. In determining the fair value of our reporting units, we estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.
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
Reported and estimated claims
Reported and estimated claims expenses are costs for third-party healthcare service providers that provide medical care to our participants for which we are contractually obligated to pay (through our full-risk capitation arrangements). The estimated reserve for unpaid claims liability is included in the liability for reported and estimated claims in the consolidated balance sheets and requires estimates including actual member utilization of healthcare services, unit cost trends, participant acuity, changes in net census, known outbreaks of disease, including COVID-19 or increased incidence of illness such as influenza and other factors. We periodically assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made.
We have included incurred but not reported claims of approximately $43.0 million and $38.5 million on our balance sheet as of June 30, 2023 and 2022, respectively. Our recorded medical claims expense estimate is approximately within +/- 5-10% of actual medical claims expense incurred, or less than 1% of our total operating expense.
The following tables provide information about incurred and paid claims reporting and development as of June 30, 2023 (except as otherwise noted). The expenses recorded table reflects the amount of claims reported in our consolidated statements of operations as of the end of the applicable fiscal year based on our best and most reasonable estimates and actuarial assessment at the time of such determination. The cumulative actual incurred claims table represents the actual amount of claims incurred by the Company with the benefit of the passage of time. The cumulative actual paid claims table represents the actual amount of claims paid by the Company during the period. The variance between the expense recorded and the cumulative actual incurred claims ranges between approximately 1% and 3% of actual total incurred claims over the periods presented, and such variance may vary based on the factors described above in this section.

	Expenses Recorded for the Fiscal Years Ended June 30,
	2019	2020	2021	2022	2023
	in thousands
Claims incurred year:
FY 2019	$171,128
FY 2020		$211,381
FY 2021			$234,070
FY 2022				$299,432
FY 2023					$291,988
Total	$171,128	$211,381	$234,070	$299,432	$291,988
Pharmacy expense					82,541
External provider costs					$374,529

	Cumulative Actual Incurred Claims for the Fiscal Year Ended June 30,
	2019	2020	2021	2022	2023
	in thousands
Claims incurred year:
FY 2019	$173,047	$173,061	$172,855	$172,802	$172,555
FY 2020		210,512	205,633	205,550	205,301
FY 2021			239,207	238,488	204,792
FY 2022				291,315	333,752
FY 2023					285,118
Total	$173,047	$383,573	$617,695	$908,155	$1,201,518

	Cumulative Actual Paid Claims for the Fiscal Year Ended June 30,
	2019	2020	2021	2022	2023
	in thousands
Claims incurred year:
FY 2019	$144,943	$173,048	$172,855	$172,803	$172,555
FY 2020		179,616	205,601	205,550	205,301
FY 2021			205,356	238,476	204,792
FY 2022				252,665	333,748
FY 2023					241,770
Total	$144,943	$352,664	$583,812	$869,494	$1,158,166
Other claims-related liabilities					(353)
Reported and estimated claims					$42,999
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
Interest rate risk
As of June 30, 2023, we had total outstanding borrowings of (i) $67.5 million principal amount under the Term Loan Facility (as defined in Note 7 to the audited consolidated financial statements) and (ii) $2.3 million principal amount under the convertible term loan. As of June 30, 2022, we had total outstanding debt of $71.3 million in principal amount under the Term Loan Facility and $2.3 under the Convertible Term Loan. As of June 30, 2023 and 2022, the interest rate on the Term Loan Facility was 6.95% and 3.83%, respectively.
We are exposed to changes in interest rates as a result of our variable-rate borrowings under the 2021 Credit Agreement. Generally, the Company may designate specific borrowings under the 2021 Credit Agreement as either base rate borrowings or Secured Overnight Financing Rate (“SOFR”) borrowings. We amended our 2021 Credit Agreement during the fourth quarter ended June 30, 2023 to replace the London Interbank Offered Rate (“LIBOR”) reference rate with SOFR prior to the discontinuance of LIBOR. As of June 30, 2023, based on our secured net leverage ratio, the margins of our borrowings under the Term Loan Facility and Revolving Credit Facility (as defined in Note 7 to the audited consolidated financial statements) were (a) 0.75% for alternate base rate borrowings and (b) 1.75% for Term SOFR borrowings.
Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We had cash and cash equivalents of $127.2 million as of June 30, 2023, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.
We had short-term investments $46.2 and $— as of June 30, 2023 and 2022, respectively, which are primarily invested in managed income funds managed by major financial institutions. The funds mainly invest in investment grade, U.S. denominated short-term fixed and floating rate debt securities. Securities are subject to market risk and sensitive to changes in interest rates. While the instruments held by the funds are generally less sensitive to interest rate changes than instruments with longer maturities due to their short-term nature, the funds may face a heightened level of interest rate risk due to changes in monetary policy. During periods when interest rates are low or negative, the funds yields, and total returns may also be low, or the funds may be unable to maintain positive returns. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on these short-term investments.
Inflation risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. See more information under Item 7. Management’s Discussion of Financial Condition and Results of Operations—Trends and Uncertainties Affecting the Company.” There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of InnovAge Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of InnovAge Holding Corp. and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of a Matter
As discussed in Note 2 to the financial statements, the Company adopted ASU 2016-02, Leases, and related amendments (Topic 842) on July 1, 2022.
/s/ Deloitte & Touche LLP
Denver, CO
September 12, 2023
We have served as the Company's auditor since 2018.

InnovAge Holding Corp. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2023	June 30, 2022
	in thousands
Assets
Current Assets
Cash and cash equivalents	$127,249	$184,429
Short-term investments	46,213	—
Restricted cash	16	17
Accounts receivable, net of allowance ($4,161 – June 30, 2023 and $3,403 – June 30, 2022)	24,344	35,907
Prepaid expenses	17,145	13,842
Income tax receivable	262	6,761
Total current assets	215,229	240,956
Noncurrent Assets
Property and equipment, net	192,188	176,260
Operating lease assets	21,210	—
Investments	5,493	5,493
Deposits and other	3,823	2,812
Goodwill	124,217	124,217
Other intangible assets, net	5,198	5,858
Total noncurrent assets	352,129	314,640
Total assets	$567,358	$555,596
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$54,935	$50,562
Reported and estimated claims	42,999	38,454
Due to Medicaid and Medicare	9,142	9,130
Income tax payable	1,212	—
Current portion of long-term debt	3,795	3,793
Current portion of finance lease obligations	4,722	3,368
Current portion of operating lease obligations	3,530	—
Deferred revenue	28,115	—
Total current liabilities	148,450	105,307
Noncurrent Liabilities
Deferred tax liability, net	6,236	17,761
Finance lease obligations	13,114	9,440
Operating lease obligations	18,828	—
Other noncurrent liabilities	1,086	1,134
Long-term debt, net of debt issuance costs	64,844	68,210
Total liabilities	252,558	201,852
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	12,708	15,278
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of June 30, 2023 and 2022; 135,639,845 and 135,532,811 issued shares as of June 30, 2023 and June 30, 2022, respectively	136	136
Additional paid-in capital	332,107	327,499
Retained earnings (deficit)	(35,944)	4,729
Total InnovAge Holding Corp.	296,299	332,364
Noncontrolling interests	5,793	6,102
Total stockholders’ equity	302,092	338,466
Total liabilities and stockholders’ equity	$567,358	$555,596
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,
	2023	2022
	in thousands, except per share amounts
Revenues
Capitation revenue	$686,836	$696,998
Other service revenue	1,251	1,642
Total revenues	688,087	698,640
Expenses
External provider costs	374,528	383,046
Cost of care, excluding depreciation and amortization	212,271	180,222
Sales and marketing	19,627	24,201
Corporate, general and administrative	115,637	101,653
Depreciation and amortization	15,419	13,924
Total expenses	737,482	703,046
Operating Loss	(49,395)	(4,406)

Other Income (Expense)
Interest expense, net	(1,522)	(2,526)
Other income (expense)	124	(305)
Total other expense	(1,398)	(2,831)
Loss Before Income Taxes	(50,793)	(7,237)
Provision (Benefit) for Income Taxes	(7,241)	723
Net Loss	(43,552)	(7,960)
Less: net loss attributable to noncontrolling interests	(2,879)	(1,439)
Net Loss Attributable to InnovAge Holding Corp.	$(40,673)	$(6,521)

Weighted-average number of common shares outstanding - basic	135,593,824	135,519,970
Weighted-average number of common shares outstanding - diluted	135,593,824	135,519,970

Net loss per share - basic	$(0.30)	$(0.05)
Net loss per share - diluted	$(0.30)	$(0.05)
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Loss
	Shares	Amount
	in thousands, except share amounts
Balances, June 30, 2021	135,516,513	$136	$323,760	$10,663	$6,420	$340,979	$16,986
Stock-based compensation	16,298	—	3,739	—	—	3,739	—
Adjustment to redemption value	—	—	—	587	—	587	(587)
Net loss	—	—	—	(6,521)	(318)	(6,839)	(1,121)	(7,960)
Balances, June 30, 2022	135,532,811	$136	$327,499	$4,729	$6,102	$338,466	$15,278

Balances, June 30, 2022	135,532,811	$136	$327,499	$4,729	$6,102	$338,466	$15,278	—
Stock-based compensation	107,034	—	4,608	—	—	4,608	—
Adjustment to redemption value	—	—	—	—	—	—	—
Net loss	—	—	—	(40,673)	(309)	(40,982)	(2,570)	(43,552)
Balances, June 30, 2023	135,639,845	$136	$332,107	$(35,944)	$5,793	$302,092	$12,708	$
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2023	2022
	in thousands
Operating Activities
Net loss	$(43,552)	$(7,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on disposal of assets	1,107	305
Provision for uncollectible accounts	3,340	6,181
Depreciation and amortization	15,419	13,924
Operating lease rentals	4,604	—
Amortization of deferred financing costs	429	429
Stock-based compensation	4,608	3,739
Deferred income taxes	(11,525)	2,061
Other	167	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	8,223	(9,506)
Prepaid expenses	(3,303)	(4,667)
Income tax receivable	6,499	(1,360)
Deposits and other	(1,263)	(475)
Accounts payable and accrued expenses	34,901	17,381
Reported and estimated claims	4,545	5,221
Due to Medicaid and Medicare	12	2,029
Income taxes payable	1,212	—
Operating lease liabilities	(5,187)	—
Net cash provided by operating activities	20,236	27,302
Investing Activities
Purchases of property and equipment	(23,354)	(38,238)
Purchases of short-term investments	(46,167)	—
Purchase of cost method investment	—	(2,000)
Net cash used in investing activities	$(69,521)	$(40,238)
Financing Activities
Payments for finance lease obligations	(4,103)	(2,528)
Principal payments on long-term debt	(3,793)	(3,790)
Net cash used in financing activities	(7,896)	(6,318)

DECREASE IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	(57,181)	(19,254)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	184,446	203,700
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$127,265	$184,446

Supplemental Cash Flows Information
Interest paid	$3,997	$1,474
Income taxes paid	$13	$84
Property and equipment included in accounts payable	$882	$2,135
Property and equipment purchased under capital leases	$9,131	$8,067
See Notes to Consolidated Financial Statements

Note 1:    Business
InnovAge Holding Corp. and its subsidiaries (the “Company”), are headquartered in Denver, Colorado. The Company fulfills a broad range of medical and ancillary services for seniors in need of care and support to safely live independently in their communities, including in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the Program of All-Inclusive Care for the Elderly (“PACE”) center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.
As of June 30, 2023, the Company served approximately 6,400 PACE participants, making it the largest PACE provider in the United States of America (the U.S.) based upon participants served, and operates 17 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia. During the third quarter ended March 31, 2023, the Company consolidated its Germantown LIFE center with its Allegheny and Henry Avenue LIFE centers in Pennsylvania.
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
The Company’s common stock is traded on the Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “INNV”.
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
The Company evaluates its investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value. There were no write-downs in the fiscal years ended June 30, 2023 or 2022. See Note 4 “Cost and Equity Method Investments” for more information.
Short-term Investments
Short-term investments consist of investments in managed income fund securities managed by major financial institutions. These securities are measured at fair value on a recurring basis with changes in fair value recognized in earnings. The estimated fair value of the short-term investments is valued using quoted market prices in active markets and classified as Level 1 of the fair value hierarchy. Dividend income is reported within other income (expense) in the Company’s consolidated statement of operations. Dividends received are reinvested in fund securities. We may sell these securities at any time for use in current operations. As a result, we classify our short-term investments as current assets on the Company’s consolidated balance sheets.
Restricted Cash
Restricted cash includes cash held for participants who have established a personal-needs account to pay for nonmedical personal expenses, payment of which only occurs upon participant authorization, in the amount of approximately $0.02 million as of both June 30, 2023 and 2022. The Company records a related deposit liability for any participant contributions to these personal-needs accounts in accounts payable and accrued expenses in the consolidated balance sheets.
Accounts Receivable
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts. See additional information in Note 3 “Revenue Recognition”.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the shorter of estimated useful lives or lease terms, if the assets are being leased.

Property and equipment were comprised of the following as of June 30:

dollars in thousands	Estimated Useful Lives	2023	2022
Land	N/A	$11,970	$11,980
Buildings and leasehold improvements	10 - 40 years	124,263	122,076
Software	3 - 5 years	26,656	16,264
Equipment and vehicles	3 - 7 years	57,754	47,546
Construction in progress	N/A	42,223	35,479
		262,865	233,345
Less accumulated depreciation and amortization		(70,677)	(57,085)
Total property and equipment, net		$192,188	$176,260
Depreciation of $14.8 million and $13.3 million was recorded during the fiscal years ended June 30, 2023 and 2022, respectively. Land is not depreciated, and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred.
The costs of acquiring or developing internal-use software, including directly related payroll costs for internal resources, are capitalized. Software maintenance and training costs are expensed in the period incurred.
Interest is capitalized on construction projects, including internal-use software development projects, while in progress. During the fiscal years ended June 30, 2023 and 2022, the Company capitalized interest of approximately $1.0 million and $0.9 million, respectively.
When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and the resulting gain or loss, if any, is reflected in the consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment charges were recorded in the fiscal years ended June 30, 2023 or 2022.
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
ASC 350, Intangibles — Goodwill and Other (“ASC 350”), allows entities to first use a qualitative approach to test goodwill for impairment. When the reporting units where the Company performs the quantitative goodwill impairment are tested, the Company compares the fair value of the reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. There were no goodwill impairments recorded during the years ended June 30, 2023 and 2022.
Customer relationships represent the estimated values of customer relationships of acquired businesses and have definite lives. The Company amortizes these intangible assets on a straight-line basis over their ten-year estimated useful life. Intangible assets are reviewed for impairment in conjunction with long-lived assets. There were no intangible asset impairments recorded during the years ended June 30, 2023 and 2022.

Reported and Estimated Claims
Reported and estimated claims consist of unpaid claims reported as of the balance sheet date and estimates of claims incurred on or before June 30 that have not been reported by that date (IBNR). Such estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, and other factors. These complex estimation methods and the resulting reserves are continually reviewed and updated, and any adjustments deemed necessary to contemplate new or updated information are reflected in current operations.
Debt Issuance Costs
Debt issuance costs are those costs that have been incurred in connection with the issuance of long-term debt and are offset against long-term debt in the consolidated balance sheets. Such costs are being amortized over the term of the underlying debt using the straight-line method, as the difference between that and the effective interest method are immaterial.
Revenue Recognition
Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performed the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue as the entity satisfies a performance obligation. Medicaid and Medicare capitation revenues are based on a per member, per month (“PMPM”) capitation rates under the PACE program. For a discussion of our revenue recognition policies, please see Note 3 “Revenue Recognition”.
Professional Liability Claims
The Company records a liability for medical malpractice claims based on estimated probable losses and costs associated with settling these claims and a receivable to reflect the estimated insurance recoveries, if any. See Note 9 “Commitments and Contingencies”.
Advertising Costs
The Company’s purchased services and contracts expenses include media advertising, tactical advertising, and promotion costs. The creative portion of these activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run, unless such costs support direct-response advertising campaigns. In that case, these costs are capitalized and amortized over the period estimated to benefit from the campaign. Total advertising expenses were $5.6 million and $6.7 million for the fiscal years ended June 30, 2023 and 2022, respectively.
Stock-based Compensation
The Company and its principal shareholder have long-term equity incentive plans that provide for stock-based compensation, including the granting of stock options, profits interest units and restricted stock units to employees, directors, consultants, or advisers, as determined by each of the respective plans.
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

Shares issued pursuant to our equity incentive plans are issued from authorized but unissued shares or from shares, if any, held by the Company as treasury stock. See Note 10 “Stock-based Compensation”.
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
Variable Interest Entities (VIE)
A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk or whose equity owners lack certain decision-making and economic rights. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The primary beneficiary is required to consolidate the VIE. InnovAge Senior Housing Thornton, LLC (“SH1”) and Pinewood Lodge, LLC (“PWD”) are considered to be VIEs. The Company is not considered the primary beneficiary of PWD but is considered the primary beneficiary of SH1.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company's consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
We adopted the new standard on July 1, 2022 using the modified retrospective transition approach as permitted in ASU 2018-11. In accordance with this approach, the effective date of Topic 842 is also the application date of the new requirements, with prior comparative periods presented in the financial statements with the legacy requirements of ASC Topic 840, Leases. We elected the package of practical expedients which permits us not to reassess under the new lease standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under the new lease standard. We also elected to adopt the optional transition method which allows an entity to recognize, if necessary, a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment conclusions on the ROU assets. Comparative periods presented in the financial statements continue to be presented in accordance with GAAP related to leases prior to transitioning to the new lease standard. The adoption of Topic 842 resulted in the recognition of operating lease liabilities and ROU assets of $25.1 million and $23.6 million, respectively, while our accounting for capital leases (now referred to as finance leases) remained substantially unchanged. The impact of adopting Topic 842 was not material to our Statements of Operations and Statements of Cash Flows. See Note 6, “Leases.”
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

The Company disaggregates capitation revenue from the following sources for the year ended June 30:

	2023	2022
Medicaid	54%	54%
Medicare	46%	46%
Private pay and other	*%	*%
Total	100%	100%
*Less than 1%
The Company determined that the transaction price for these contracts is the amount we expect to be entitled to, which is the most likely amount. For certain capitation payments, the Company is subject to retroactive premium risk adjustments based on various factors. The Company estimates the amount of the adjustment and records it monthly on a straight-line basis. These adjustments are not expected to be material.
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
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised (i) 13% and 12% of capitation revenues for each of the years ended June 30, 2023 and 2022, respectively, and (ii) 23% and 23% of external provider costs for the year ended June 30, 2023 and 2022, respectively.
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. The concentration of net receivables from participants and third-party payers as of June 30, 2023 and 2022 was as follows:

	2023	2022
Medicaid	61%	70%
Medicare	29%	22%
Private pay and other	10%	8%
Total	100%	100%
The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $4.2 million as of June 30, 2023, compared to $3.4 million as of June 30, 2022. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.
Other Service Revenue and Accounts Receivable
Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Accounts receivable related to other service revenue were not significant as of both June 30, 2023 and June 30, 2022.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies”.

Note 4:    Cost and Equity Method Investments
The Company holds cost method and equity method investments as of June 30:

	2023	2022
in thousands
Cost method investments	$4,645	$4,645
Equity method investments	848	848
Total investments	$5,493	$5,493
Nonconsolidated Entities
Cost Method Investments
The Company maintains two investments that are accounted for using the cost method. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the years ended June 30, 2023 and 2022, there were no observable price changes or impairments recorded.
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
Dispatch Health
On June 14, 2019, the Company invested $1.5 million in DispatchHealth Holdings, Inc., ("DispatchHealth") through the purchase of a portion of its outstanding Series B Preferred Stock. On April 2, 2020, the Company invested an additional $1.1 million through the purchase of a portion of its outstanding Series C Preferred Stock. The balance of the Company’s investment is $2.6 million which represents the maximum exposure to loss. The investment does not have a readily determinable fair value and the Company has elected to record the investment at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the period ended June 30, 2023 and 2022, there were no observable price changes or impairments.
Equity Method Investments
Pinewood Lodge
Pinewood Lodge, LLP is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting and is included in equity method investments in the accompanying consolidated balance sheets. The equity earnings of PWD are insignificant. As of June 30, 2023, the balance of the Company’s investment in PWD was $0.8 million, which represents the maximum exposure to loss.
Consolidated Entities
Noncontrolling Interest
Senior Housing
InnovAge Senior Housing Thornton, LLC is a VIE. The Company is the primary beneficiary of SH1 and consolidates SH1. The Company is the primary beneficiary of SH1 because it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for the convertible term loan held by SH1.

The following table shows the assets and liabilities of SH1 as of June 30:

	2023	2022
	in thousands
Assets
Cash and cash equivalents	$648	$526
Accounts receivable	—	—
Prepaid expenses and other	1	5
Property, plant and equipment, net	9,933	10,404
Deposits and other, net	402	395
Liabilities
Accounts payable and accrued expenses	266	256
Current portion long-term debt	—	43
Deferred revenue	2	—
Noncurrent liabilities	454	454
Long-term debt, net of debt issuance costs	3,784	3,784
Redeemable Noncontrolling Interest
InnovAge Sacramento
InnovAge Sacramento is a joint venture with Adventist Health System/West (“Adventist”) and Eskaton Properties, Incorporated (“Eskaton”). On March 18, 2019, in connection with the formation of InnovAge Sacramento, the Company contributed $9.0 million in cash and land valued at $4.2 million for a 59.9% membership interest in the joint venture. Adventist contributed $5.8 million in cash and Eskaton contributed $3.0 million in cash for membership interests of 26.4% and 13.7%, respectively. In fiscal year 2021, the Company made an additional contribution of $52,000 and obtained an additional 0.1% membership interest in the joint venture, which resulted in the Company obtaining control and consolidating InnovAge Sacramento as of January 1, 2021.
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members’ may be required to purchase, at fair market value, the interests of certain other members. The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. At the time the Company became a publicly traded company these put rights held by the noncontrolling interests of the joint venture were required to be presented as temporary equity. As of June 30, 2023, none of the conditions specified in the JV Agreement had been met. These put rights held by the noncontrolling interests of the joint venture are required to be presented as temporary equity. The redeemable noncontrolling interest of $12.7 million was recorded at carrying value as of June 30, 2023.
Note 5:    Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounted to $124.2 million at each of June 30, 2023 and June 30, 2022. The Company did not have any acquisitions resulting in goodwill during the year ended June 30, 2023 and 2022. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles — Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no goodwill impairments recorded during the year ended June 30, 2023 and 2022.

Intangible assets consisted of the following as of June 30:

in thousands	2023	2022
Definite-lived intangible assets
Customer relationships	$6,600	$6,600
Indefinite-lived intangible assets
Permits	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(3,402)	(2,742)
Balance as of end of period	$5,198	$5,858
Intangible assets with a finite useful life continue to be amortized over their useful lives. The Company recorded amortization expense of $0.7 million for each of the years ended June 30, 2023 and 2022, respectively.
The total expected future annual amortization expense for the next 5 years ended June 30, is as follows:

in thousands	Amortization Expense
2024	$660
2025	660
2026	660
2027	630
2028	—
We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the years ended June 30, 2023 and 2022.
Note 6:    Leases
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

The following table presents the components of our ROU assets and their classification in our Balance Sheet at June 30, 2023.

Component of Lease Balances	Balance Sheet Line Items	Year Ended June 30,
		in thousands
Assets:
Operating lease assets	Operating lease assets	$21,210
Finance lease assets	Property and equipment, net	16,378
Total leased assets		$37,588
The following table presents the components of our lease cost and the classification of such costs in our Statement of Operations for the year ended June 30, 2023.

Component of Lease Cost	Statement of Operations Line Items	Year Ended June 30,
		in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$4,642
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	3,080
Interest on lease liabilities	Interest expense, net	1,255
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	82
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	108
Total lease expense:		$9,167
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of June 30, 2023.

Weighted average remaining lease term:	June 30, 2023
Operating leases	7.9 years
Finance leases	3.9 years

Weighted average discount rate	June 30, 2023
Operating leases	6.60%
Finance leases	7.80%
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to June 30, 2023.

in thousands	Operating Lease	Finance Lease	Total
2024	$4,882	$5,970	$10,852
2025	4,356	5,270	9,626
2026	4,283	4,245	8,528
2027	3,981	3,549	7,530
2028	3,140	1,759	4,899
Thereafter	7,033	—	7,033
Total lease payments	27,675	20,793	48,468
Less liability accretion / imputed interest	(5,317)	(2,957)	(8,274)
Total lease liabilities	22,358	17,836	40,194
Less: Current lease liabilities	3,530	4,722	8,252
Total long-term lease liabilities	$18,828	$13,114	$31,942
The following table includes the future maturities of minimum rental payments that are required to be paid under all non-cancelable operating and capital lease obligations, prior to the adoption of ASC 842:

in thousands	Operating Lease	Capital Lease
2023	$4,873	$4,405
2024	4,581	3,909
2025	4,122	3,126
2026	4,061	2,092
2027	3,764	1,393
Thereafter	10,265	535
Total minimum rental payments	31,666	15,460
Less: Amount representing interest		(2,652)
Subtotal		12,808
Current portion		3,368
Long-term portion		$9,440

Note 7:    Long-term Debt
The components of our long-term debt are as follows:

	June 30, 2023	June 30, 2022
	in thousands
Senior secured borrowings:
Term Loan Facility	$67,500	$71,250
Convertible term loan	2,284	2,327
Total debt	69,784	73,577
Less unamortized debt issuance costs	1,145	1,574
Less current maturities	3,795	3,793
Noncurrent maturities	$64,844	$68,210

2021 Credit Agreement
On March 8, 2021, concurrently with the closing of the IPO, the Company entered into a new credit agreement (the “2021 Credit Agreement”) that replaced its prior credit agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. As of June 30, 2023, we had no borrowings outstanding under the facility. The remaining capacity under the Revolving Credit Facility as of June 30, 2023 was $97.2 million, subject to (i) any issued amounts under our letters of credit, which as of June 30, 2023 was $2.8 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. The maturity date of each of the Term Loan Facility and the Revolving Credit Facility is March 8, 2026. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility is paid each calendar quarter beginning September 2021 in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the Term Loan Facility, together with proceeds from the IPO, were used to repay amounts outstanding under the 2016 Credit Agreement.
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of June 30, 2023 and 2022, the interest rate on the Term Loan Facility was 6.95% and 3.83%, respectively. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. U.S.-dollar LIBOR ceased to be published on June 30, 2023. As such, during fiscal year 2023, the Company prospectively adjusted the effective interest rate for debt and now utilizes SOFR as the effective interest rate.
The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. The Company was in compliance with the covenants of the 2021 Credit Agreement as of June 30, 2023 and 2022, respectively.
The deferred financing costs related to the Term Loan of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. Total amortization of deferred financing costs was $0.4 million and $0.4 million for the years ended June 30, 2023 and 2022, respectively.
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
Aggregate maturities of our debt as of June 30, 2023 were as follows:

Long-term debt
in thousands
Year ending June 30:
2024	$3,796
2025	3,799
2026	60,052
2027	56
2028	60
Thereafter	2,021
Total debt	$69,784
Note 8:    Fair Value Measurements
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
The three levels of inputs that may be used to measure fair value are:
Level 1    Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date
Level 2    Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs to the valuation techniques that are significant to the fair value measurements of the assets or liabilities
The following table shows the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 30, 2023.

in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$49,775	$49,775	$49,775	$—
Level 1
Money market funds	77,474	77,474	77,474	—
Mutual funds	46,170	46,213	—	46,213
Total	$173,419	$173,462	$127,249	$46,213
There were no transfers in and out of Level 3 during the fiscal years ended June 30, 2023 and 2022. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.
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
Civil Investigative Demands
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
Stockholder Lawsuits
On October 14, 2021, and subsequently amended on June 21, 2022, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period (the "Securities Action"). Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and directors, Apax Partners, L.P., Welsh, Carson, Anderson & Stowe and the underwriters in the Company’s IPO, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and subsequent earnings calls and public filings, and seeking compensatory damages, among other things. On September 13, 2022, the Company and the officer and director defendants and Apax Partners, L.P. and Welsh, Carson, Anderson & Stowe filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted.
On April 20, 2022, the Board of Directors of the Company received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, Brian Hall, in connection with the stockholder’s investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. We are currently unable to predict the outcome of this matter. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On June 28, 2023, upon stipulation of the parties, the court entered an order staying the litigation pending the resolution of the motion to dismiss in the Securities Action or upon fifteen days’ notice by any party to the litigation. We are currently unable to predict the outcome of this matters.
Other Matters
In the third fiscal quarter of 2023, the Company agreed to settle a wage and hour class action lawsuit in the State of California for a cash payment of $1.2 million. The agreement is subject to court approval.
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

	Year ended June 30,
	2023	2022
	in thousands
Stock options	$1,010	$719
Profits interests units	867	1,162
Restricted stock units	3,116	1,858
Total stock-based compensation expense	$4,993	$3,739

2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the “2020 Equity Incentive Plan”) pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, advisers, and other services providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. Both performance-based and time-based units were issued under the plan. As of June 30, 2023, a total of 13,009,137 profits interests units have been granted under the 2020 Equity Incentive Plan.
These profits interests represent profits interest ownership in the LP tied solely to the accretion, if any, in the value of the LP following the date of issuance of such profits interests. Profits interests participate in any increase of LP value after a hurdle rate is achieved and, for performance-based units, the LP profits interests receive the agreed-upon return on their invested capital and internal rate of return, as applicable. The hurdle rate per unit is $5.49 for both the performance-based and time-based units outstanding as of June 30, 2023.
Each award of profits interests is subject to the following material terms:
(i)The profits interests receive distributions (other than tax distributions) only upon a liquidity event, as defined, that exceeds a threshold equivalent to the fair value of the LP, as determined by the LP’s Board of Directors, at the grant date.
(ii)A portion of the units vest over a period of continuous employment or service (time-based units) while the other portion of the units only vest based on the level of aggregate multiple of invested capital and, with respect to certain grants of profits interests, internal rate of return achieved by Ignite Aggregator LP, one of the limited partners of the LP, upon a change of control of the Company (performance-based units).
The performance-based units are subject to a market condition, which the Company incorporates as part of its determination of the grant date fair value of the units.
The Company uses the Monte Carlo option model to determine the fair value of the granted profits interests units at the time of the grant. As the awards outstanding as of June 30, 2023, were granted prior to our IPO, the stock price was based on prices realized in equity transactions prior to being publicly traded. Expected stock price volatility was based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. The assumptions under the Monte Carlo model related to the profits interests units, presented on a weighted-average basis, are provided below:

2021
Expected volatility	44%
Expected life (years) - time vesting units	1.8
Interest rate	0.16%
Dividend yield	—%
Weighted-average fair value	$1.28
Fair value of underlying stock	$5.49

A summary of profits interests activity for the year ended June 30, 2023, was as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value
Unvested balance, June 30, 2022	2,158,072	$1.28
Granted	—	$—
Forfeited	(49,654)	$1.28
Vested	(844,081)	$1.28
Unvested balance, June 30, 2023	1,264,337	$1.28

Performance-based unit awards	Number of units	Weighted average grant date fair value
Unvested balance, June 30, 2022	2,217,865	$0.57
Granted	—	$—
Forfeited	(99,307)	$0.57
Vested	—	$—
Unvested balance, June 30, 2023	2,118,558	$0.57
The total unrecognized compensation cost related to profits interests units outstanding as of June 30, 2023 was $2.1 million, comprised (i) $0.9 million related to time-based unit awards expected to be recognized over a weighted-average period of 1.8 years and (ii) $1.2 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
2021 Omnibus Incentive Plan
In March 2021, the Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest or vested (i) on March 4, 2023, the second anniversary of the grant date, (ii) over a three-year period with one-third vesting on each anniversary of the date of grant, or (iii) at other dates. The grant date fair value of restricted stock units is based on the closing market price of our common stock on the date of grant. Certain awards under this plan vest upon achieving specific share price performance criteria and are determined to have performance-based vesting conditions.
Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the year ended June 30, 2023, was as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2022	476,768	$9.69
Forfeited	(236,344)	$5.19
Vested	(194,337)	$6.29
Granted	1,827,707	$6.49
Outstanding balance, June 30, 2023	1,873,794	$10.10
The total unrecognized compensation cost related to time-based restricted stock units outstanding as of June 30, 2023, was $9.4 million and is expected to be recognized over a weighted-average period of 2.3 years.

A summary of performance-based vesting restricted stock units activity for the year ended June 30, 2023, was as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2022	258,767	$5.18
Forfeited	—	$—
Vested	—	$—
Granted	—	$—
Outstanding balance, June 30, 2023	258,767	$5.18
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
The total unrecognized compensation cost related to performance-based vesting restricted stock units outstanding as of June 30, 2023, was $0.8 million and is expected to be recognized over a weighted-average period of 2.4 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the year ended June 30, 2023, was as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2022	554,499	$1.61
Granted	162,162	$0.80
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, June 30, 2023	716,661	$1.43

Exercisable balance, June 30, 2023	207,936	$0.21
The total unrecognized compensation costs related to time-based vesting stock options outstanding as of June 30, 2023, was $0.4 million and is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of the time-based stock options granted during the year ended June 30, 2023, was based upon the Black-Scholes option pricing model using the assumptions in the following table:

2023
Expected volatility	34.5%
Weighted-average expected life (years) - time vesting units	2.9
Interest rate	1.56%
Dividend yield	0%
Weighted-average fair values	$0.80
Fair value of underlying stock	$3.70
A summary of performance-based vesting stock option activity for the year ended June 30, 2023, was as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2022	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, June 30, 2023	776,299	$3.08
The fair value of the performance-based stock options granted during the year ended June 30, 2022, was based upon a Monte Carlo option pricing model using the assumptions in the table above under the ‘Restricted Stock Units’ heading.
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of June 30, 2023, was $1.4 million and is expected to be recognized over a weighted-average period of 2.4 years.
Note 11:    Income Taxes
The Company’s effective income tax rate for the years ended June 30, 2023 and 2022 was 14.3% and (10.0%), respectively, which differed from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in each period as a result of the following factors:

	Year ended June 30,
	2023	2022
	in thousands
Statutory rate	$(10,667)	$(1,520)
IRC Section 162(m) limitation (a)	588	506
Change in valuation allowance	4,297	2,738
Permanent adjustments	457	662
Prior year true-up and other	157	389
Income from entities not subject to taxation	605	302
State tax	(2,678)	(2,354)
Provision for income taxes	$(7,241)	$723
___________________________________
(a)Reflects the permanent addback for the Section 162(m) limitation, which limits the deduction of compensation for the five highest paid officers to $1,000,000.

Provision for income taxes consisted of the following for the years ended June 30, 2023 and 2022:

	Year ended June 30,
	2023	2022
	in thousands
Current:
Federal	$3,709	$(998)
State	575	(339)
Total current tax expense	4,284	(1,337)

Deferred:
Federal	(10,263)	1,408
State	(1,262)	652
Total deferred tax expense	(11,525)	2,060
Total provision for income taxes	$(7,241)	$723
The significant components of deferred tax assets and liabilities were as follows for the years ended June 30, 2023 and 2022:

	Year ended June 30,
	2023	2022
	in thousands
Deferred tax assets:
Amortization	$629	$686
Federal net operating losses	17,147	3,083
State net operating losses	5,701	4,048
Provision for uncollectible accounts	1,114	869
Accrued vacation	835	828
Reported and estimated claims	1,164	1,025
Stock-based compensation	449	185
Accrued bonuses	582	102
Interest Expense	791	496
Lease liability	6,784	—
Other	—	6
Total deferred tax assets	35,196	11,328
Valuation allowance	(8,347)	(4,050)
Deferred tax assets, net of valuation allowance	26,849	7,278
Deferred tax liabilities:
Goodwill	(6,697)	(9,108)
Depreciation	(13,137)	(8,430)
Equity investment	(5,019)	(5,429)
Prepaid expenses	(1,792)	(2,072)
ROU asset	(6,436)	—
Other	(4)	—
Total deferred tax liabilities	(33,085)	(25,039)
Net deferred tax liability	$(6,236)	$(17,761)

Carryforwards
The Company had state net operating loss carryforwards of $117.9 million and $73.1 million at June 30, 2023 and 2022, respectively, which will begin to expire in 2037 if not utilized. Included in this is a city net operating loss which will begin to expire in 2025 if not utilized. Additionally, the Company has federal net operating loss carryforwards of $81.7 million and $14.7 million as of June 30, 2023 and 2022, respectively which do not expire.
Valuation Allowance
The Company has provided $8.3 million and $4.1 million at June 30, 2023 and June 30, 2022, respectively, as a valuation allowance against its deferred tax assets for federal and state net operating losses and state 163(j) interest expense limitations where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.
Other
The Company had no uncertain tax positions at June 30, 2023 and 2022.
The Company files income tax returns as a consolidated group, excluding SH1 and InnovAge Sacramento, in the U.S. federal jurisdiction and various states and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by U.S. federal and various U.S. state-taxing authorities.
The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations, or liquidity. The Company is subject to income tax examinations by U.S. federal and state jurisdictions for the period ended June 30, 2020 and forward. The Company is subject to income tax examinations by California, Colorado and New Mexico state jurisdictions for the period ended June 30, 2019 and forward.
Note 12:    Related Parties
PWD VIE. Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, Continental Community Housing, the general partner of PWD and our wholly-owned subsidiary (the “General Partner”), helped fund operating deficits and shortfalls of PWD in the form of a loan (the “PWD Loan”). The PWD Loan does not accrue interest. Additionally, the General Partner is paid an administration fee of $35,000 per year. At each of June 30, 2023 and 2022, $0.7 million was recorded in Deposits and other.
Note 13:    Segment Reporting
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
As of June 30, 2023, the Company served approximately 6,400 PACE participants, making it the largest PACE provider in the U.S. based upon participants served, and operated 17 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia. PACE, an alternative to nursing homes, is a managed care, capitated program, which serves the frail elderly in a community-based service model. Participants receive all medical services through a comprehensive, consolidated model of care. Capitation payments are received from Medicare parts C and D; Medicaid; VA, and private pay sources. The Company is at risk for all health and allied care costs incurred with respect to the care of its participants, although it does negotiate discounted rates with its provider network consisting of hospitals, nursing homes, assisted living facilities, and medical specialists. Additionally, under the Medicare Prescription Drug Plan, CMS shares part of the risk for providing prescription medication to the Company’s participants.

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
The following table summarizes the operating results regularly provided to the CODM by reportable segment for the twelve months ended:

	June 30, 2023			June 30, 2022
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$686,836	$—	$686,836	$696,998	$—	$696,998
Other service revenue	347	904	1,251	403	1,239	1,642
Total revenues	687,183	904	688,087	697,401	1,239	698,640
External provider costs	374,528	—	374,528	383,046	—	383,046
Cost of care, excluding depreciation and amortization	211,707	564	212,271	178,904	1,318	180,222
Center-Level Contribution Margin	100,948	340	101,288	135,451	(79)	135,372
Overhead costs(2)	135,264	—	135,264	125,948	(94)	125,854
Depreciation and amortization	14,959	460	15,419	13,491	433	13,924
Equity loss	—	—	—	—	—	—
Other operating (income) expense	—	—	—	—	—	—
Interest expense, net	1,342	180	1,522	2,335	191	2,526
Loss on extinguishment of debt	—	—	—	—	—	—
Gain on equity method investment	—	—	—	—	—	—
Other expense (income)	(124)	—	(124)	305	—	305
Income (Loss) Before Income Taxes	$(50,493)	$(300)	$(50,793)	$(6,628)	$(609)	$(7,237)
___________________________________
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
Note 14:    Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and other equity awards, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. As of June 30, 2023 and 2022, there were 1,035,066 performance-based awards excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended June 30,
in thousands, except share values	2023	2022
Net income (loss) attributable to InnovAge Holding Corp.	$(40,673)	$(6,521)
Weighted average common shares outstanding (basic)	135,593,824	135,519,970
EPS (basic)	$(0.30)	$(0.05)

Dilutive shares	—	—
Weighted average common shares outstanding (diluted)	135,593,824	135,519,970
EPS (diluted)	$(0.30)	$(0.05)
Note 15:    Subsequent Event
The Company has evaluated subsequent events through September 12, 2023, the date on which the condensed consolidated financial statements were issued.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2023.
This Form 10-K does not include an attestation report on internal controls over financial reporting of the Company's registered public accounting firm. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes to our Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    OTHER INFORMATION
Insider Trading Arrangements

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item, other than the information regarding the code of ethics and business conduct set forth below, will be set forth in the Proxy Statement relating to our upcoming Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the fiscal year ended June 30, 2023, and is incorporated in this Annual Report by reference.
Code of Ethics
We have adopted a written Code of Ethics that applies to our directors, executive officers and employees, including our Chief Executive Officer, Chief Financial Officer and officers responsible for financial reporting. A current copy of the code is publicly available under “Governance” on the Investor Relations section of our website, https://investor.innovage.com. Any substantive amendments to or waivers from the Code of Ethics (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or officers responsible for financial reporting) will be disclosed on this page of the Company’s website.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2023, and is incorporated in this Annual Report by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2023, and is incorporated in this Annual Report by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2023, and is incorporated in this Annual Report by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2023, and is incorporated in this Annual Report by reference.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
(a) (1)FINANCIAL STATEMENTS
The financial statements required under this Item begin on page 69 of this Annual Report on Form 10-K.
(a) (2)FINANCIAL STATEMENT SCHEDULES
All schedules are omitted because the required information is either inapplicable or presented within the consolidated financial statements or related notes.
(a) (3)EXHIBITS
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

10.3*
Amendment No. 1 to the Credit Agreement, dated as of June 14, 2023, among TCO Intermediate Holdings, Inc., Total Community Options, Inc., each subsidiary loan party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent.

10.4
Form of Director and Officer Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

10.5+
Employment Agreement, effective as of December 1, 2021, by and between InnovAge Holding Corp. and Patrick Blair (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.6+
Class B Unit Award Agreement, effective August 30, 2023, by and between TCO Group Holdings, L.P. and Patrick Blair (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.7+
Employment Agreement, dated as of April 13, 2017, by and between Barbara Gutierrez and Total Community Options, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

10.8+
Transition and Separation Agreement, dated as of July 3, 2023, by and between Total Community Options Inc. and Barbara Gutierrez (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.9+
Letter Agreement relating to Class B Units, dated as of July 3, 2023, by and between TCO Group Holdings, L.P. and Barbara Gutierrez (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.10+
Employment Agreement, dated as of July 3, 2023, by and between Total Community Options, Inc. and Benjamin C. Adams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.11+
Class B Unit Award Agreement, effective as of July 10, 2023, by and between TCO Group Holdings, L.P. and Benjamin C. Adams (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.12+
Employment Agreement, dated as of November 30, 2021, by and between Nicole D’Amato and Total Community Options, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2022).

10.13+
Employment Agreement, dated as of February 19, 2018, by and between Maria Lozzano and InnovAge Holding Corp. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2022).

10.14+
First Amendment to Employment Agreement, dated as of May 22, 2020, by and between Maria Lozzano and Total Community Options, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2022).

10.15+
Transition and Separation Agreement, dated February 28, 2023, by and between InnovAge Holding Corp. and Maria Lozzano (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2023).

10.16+
Employment Agreement, dated February 28, 2023, by and between InnovAge Holding Corp. and Christine Bent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2023).

10.17+
Employment Agreement, dated as of August 15, 2022, by and between Richard Feifer and Total Community Options, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2022).

10.18+	InnovAge Holding Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 5, 2021).

10.19+	TCO Group Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

10.20+*	TCO Group Holdings, L.P. 2020 Equity Incentive Plan.

10.21+	Form of Stock Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 24, 2021).

10.22+	Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 24, 2021).

21*	Subsidiaries of InnovAge Holding Corp.

23*	Consent of Deloitte & Touche LLP

24*	Powers of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
+    Management contract or compensatory plan or arrangement
*    Filed herewith
†    Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K
Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2023	INNOVAGE HOLDING CORP.
	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Patrick Blair, Benjamin C. Adams and Nicole D’Amato, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 12, 2023.

Signature	Title

/s/ Patrick Blair	President and Chief Executive Officer (principal executive officer)
Patrick Blair

/s/ Benjamin C. Adams	Chief Financial Officer (principal financial officer and principal accounting officer)
Benjamin C. Adams

/s/ John Ellis Bush	Director
John Ellis Bush

/s/ James Carlson	Director, Chair of the Board
James Carlson

/s/ Andrew Cavanna	Director
Andrew Cavanna

/s/ Patricia Fontneau	Director
Patricia Fontneau

/s/ Edward Kennedy, Jr.	Director
Edward Kennedy, Jr.

/s/ Thomas Scully	Director
Thomas Scully

/s/ Teresa Sparks	Director
Teresa Sparks

/s/ Marilyn Tavenner	Director
Marilyn Tavenner

/s/ Richard Zoretic	Director
Richard Zoretic