Form 10-Q
period 2023-09-30
InnovAge Holding Corp.
filed 2023-11-07
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, there were 135,884,840 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2023
Cautionary Note on Forward-Looking Statements
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including with respect to current audits and legal proceedings and actions, relationships and discussions with regulatory agencies, our expectations with respect to correcting deficiencies raised in audits and other processes, and our expectations to increase the number of participants we serve, to grow enrollment and capacity within existing centers, to build de novo centers, and other similar statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part I, Item 2, and “Risk Factors,” included in Part II, Item 1A, but may be found in other locations as well. These statements are based upon management’s current expectations, projections, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
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
•the impact on our business from ongoing macroeconomic and COVID-19 related challenges, including labor shortages and inflation;
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
•the impact of failures by our suppliers or limitations on our ability to access new technology or medical products;
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
•the effect of our relatively limited operating history as a for-profit company on investors' ability to evaluate our current business and future prospects;
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
•impact of negative publicity regarding the managed healthcare industry; and
•other factors disclosed in the section entitled “Risk Factors” in our Annual Report for the year ended June 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2023, and our subsequent filings with the SEC.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2023	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$88,398	$127,249
Short-term investments	46,833	46,213
Restricted cash	15	16
Accounts receivable, net of allowance ($4,492 – September 30, 2023 and $4,161 – June 30, 2023)	44,185	24,344
Prepaid expenses	16,412	17,145
Income tax receivable	262	262
Total current assets	196,105	215,229
Noncurrent Assets
Property and equipment, net	190,060	192,188
Operating lease assets	20,454	21,210
Investments	5,493	5,493
Deposits and other	4,232	3,823
Goodwill	124,217	124,217
Other intangible assets, net	5,033	5,198
Total noncurrent assets	349,489	352,129
Total assets	$545,594	$567,358
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$46,923	$54,935
Reported and estimated claims	42,322	42,999
Due to Medicaid and Medicare	10,282	9,142
Income tax payable	1,212	1,212
Current portion of long-term debt	3,795	3,795
Current portion of finance lease obligations	4,612	4,722
Current portion of operating lease obligations	3,577	3,530
Deferred revenue	26,090	28,115
Total current liabilities	138,813	148,450
Noncurrent Liabilities
Deferred tax liability, net	6,462	6,236
Finance lease obligations	12,048	13,114
Operating lease obligations	18,080	18,828
Other noncurrent liabilities	1,141	1,086
Long-term debt, net of debt issuance costs	64,003	64,844
Total liabilities	240,547	252,558
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	12,138	12,708
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of September 30, 2023 and June 30, 2023; 135,884,840 and 135,639,845 issued shares as of September 30, 2023 and June 30, 2023, respectively	136	136
Additional paid-in capital	333,316	332,107
Retained deficit	(46,248)	(35,944)
Total InnovAge Holding Corp.	287,204	296,299
Noncontrolling interests	5,705	5,793
Total stockholders’ equity	292,909	302,092
Total liabilities and stockholders’ equity	$545,594	$567,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except number of shares and per share data)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Revenues
Capitation revenue	$182,173	$170,931
Other service revenue	312	287
Total revenues	182,485	171,218
Expenses
External provider costs	99,358	96,237
Cost of care, excluding depreciation and amortization	55,250	53,557
Sales and marketing	5,379	4,413
Corporate, general and administrative	28,947	30,181
Depreciation and amortization	4,269	3,433
Total expenses	193,203	187,821
Operating Loss	(10,718)	(16,603)

Other Income (Expense)
Interest expense, net	(661)	(603)
Other income	643	37
Total other expense	(18)	(566)
Loss Before Income Taxes	(10,736)	(17,169)
Provision (Benefit) for Income Taxes	226	(3,470)
Net Loss	(10,962)	(13,699)
Less: net loss attributable to noncontrolling interests	(658)	(626)
Net Loss Attributable to InnovAge Holding Corp.	$(10,304)	$(13,073)

Weighted-average number of common shares outstanding - basic	135,790,401	135,566,117
Weighted-average number of common shares outstanding - diluted	135,790,401	135,566,117

Net loss per share - basic	$(0.08)	$(0.10)
Net loss per share - diluted	$(0.08)	$(0.10)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2022
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount
Balances, June 30, 2022	135,532,811	$136	$327,499	$4,729	$6,102	$338,466	15,278
Stock-based compensation	37,267	—	1,209	—	—	1,209	—
Net loss	—	—	—	(13,073)	(82)	(13,155)	(544)	(13,699)
Balances, September 30, 2022	135,570,078	$136	$328,708	$(8,344)	$6,020	$326,520	$14,734

	For the Three Months Ended September 30, 2023
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount
Balances, June 30, 2023	135,639,845	$136	$332,107	$(35,944)	$5,793	$302,092	12,708
Stock-based compensation	347,849	—	1,823	—	—	1,823	—
Tax withholding related to net share settlements of stock-based compensation awards	(102,854)	—	(614)	—	—	(614)	—
Net loss	—	—	—	(10,304)	(88)	(10,392)	(570)	(10,962)
Balances, September 30, 2023	135,884,840	$136	$333,316	$(46,248)	$5,705	$292,909	$12,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(10,962)	$(13,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Gain on disposal of assets	(18)	(37)
Provision for uncollectible accounts	1,077	1,571
Depreciation and amortization	4,269	3,433
Operating lease rentals	1,103	761
Amortization of deferred financing costs	107	107
Stock-based compensation	1,823	1,209
Deferred income taxes	226	(3,470)
Other	76	—
Changes in operating assets and liabilities
Accounts receivable, net	(20,918)	(3,180)
Prepaid expenses	734	1,678
Income tax receivable	—	1,750
Deposits and other	(591)	246
Accounts payable and accrued expenses	(7,303)	1,155
Reported and estimated claims	(676)	(2,480)
Due to Medicaid and Medicare	1,140	1,503
Operating lease liabilities	(1,048)	(781)
Deferred revenue	(2,024)	23,361
Net cash (used) provided by operating activities	(32,985)	13,127
Investing Activities
Purchases of property and equipment	(2,571)	(7,666)
Purchases of short-term investments	(570)	—
Net cash used in investing activities	$(3,141)	$(7,666)
Financing Activities
Payments for finance lease obligations	(1,164)	(720)
Principal payments on long-term debt	(948)	(948)
Taxes paid related to net share settlements of stock-based compensation awards	(614)	—
Net cash used in financing activities	(2,726)	(1,668)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	(38,852)	3,793
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	127,265	184,446
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$88,413	$188,239

Supplemental Cash Flows Information
Interest paid	$404	$700
Income taxes paid	$—	$13
Property and equipment included in accounts payable	$281	$2,446
Property and equipment purchased under finance leases	$—	$80
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Business
InnovAge Holding Corp. and its subsidiaries (the "Company"), are headquartered in Denver, Colorado. The Company fulfills a broad range of medical and ancillary services for seniors in need of care and support to safely live independently in their communities, including in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the Program of All-Inclusive Care for the Elderly (“PACE”) center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.
As of September 30, 2023, the Company served approximately 6,580 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operates 17 PACE centers across Colorado, California, New Mexico, Pennsylvania and Virginia.
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
Note 2: Summary of Significant Accounting Policies
The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2023 (“2023 10-K”). With the exception of Recently Adopted Accounting Pronouncements described below, there were no significant changes to those accounting policies during the three months ended September 30, 2023.
Basis of Preparation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended June 30, 2023. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, variable interest entities (“VIEs”) for which it is the primary beneficiary and entities for which it has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.
The Company does not have any components of comprehensive income and comprehensive income is equal to net loss reported in the statements of operations for all periods presented.

Property and Equipment
Property and equipment were comprised of the following as of September 30, 2023 and June 30, 2023:

dollars in thousands	Estimated Useful Lives	September 30, 2023	June 30, 2023
Land	N/A	$11,970	$11,970
Buildings and leasehold improvements	10 - 40 years	124,696	124,262
Software	3 - 5 years	27,484	26,656
Equipment and vehicles	3 - 7 years	58,523	57,754
Construction in progress	N/A	42,122	42,223
		264,795	262,865
Less: accumulated depreciation and amortization		(74,735)	(70,677)
Total property and equipment, net		$190,060	$192,188
Depreciation of $4.1 million and $3.1 million was recorded during the three months ended September 30, 2023 and 2022, respectively.
Recently Adopted Accounting Pronouncements
Financial Instruments
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. The CECL model is expected to result in more timely recognition of credit losses. The Company adopted the standard on July 1, 2023. Our adoption of the standard did not have a material impact to the condensed consolidated financial statements. The Company makes estimates of expected credit losses based on a combination of factors, including historical losses adjusted for current market conditions, delinquency trends, aging behaviors of receivables and credit and liquidity indicators, and future market and economic conditions and regularly reviews the adequacy of the allowance for credit losses.
We do not expect that any other recently issued accounting guidance will have a significant effect on our condensed consolidated financial statements.
Note 3: Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue as the entity satisfies a performance obligation.
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
Our revenues are based on the estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in deposits and other on our condensed consolidated balance sheets. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of September 30, 2023 and June 30, 2023, contract assets included within deposits and other were $1.4 million and $1.0 million, respectively.
The Company disaggregates capitation revenue from the following sources for the three months ended:

	September 30,
	2023	2022
Medicaid	55%	55%
Medicare	45%	45%
Private pay and other	*%	*%
Total	100%	100%
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
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised 13% of capitation revenues for the three months ended September 30, 2023 and 2022.
Our accounts receivable as of September 30, 2023 and June 30, 2023 is primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	September 30, 2023	June 30, 2023
Medicaid	75%	61%
Medicare	19%	29%
Private pay and other	6%	10%
Total	100%	100%

The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $4.5 million as of September 30, 2023, compared to $4.2 million as of June 30, 2023. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.
Other Service Revenue and Accounts Receivable
Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Other service revenue was 0.2% of total revenue for the three months ended September 30, 2023 and 2022. Accounts receivable related to other service revenue was not significant as of both September 30, 2023 and June 30, 2023.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies.”
Note 4: Cost Method and Equity Method Investments
The Company holds equity method and cost method investments as of:

in thousands	September 30, 2023	June 30, 2023
Cost method investments	$4,645	$4,645
Equity method investments	848	848
Total investments	$5,493	$5,493
Nonconsolidated Entities
Cost Method Investments
The Company maintains two investments that are accounted for using the cost method. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three months ended September 30, 2023 and 2022, there were no observable price changes or impairments recorded.
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
PWD is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting. The equity earnings of PWD are insignificant. As of September 30, 2023, the balance of the Company’s investment in PWD was $0.8 million which represents the maximum exposure to loss.
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
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. As of September 30, 2023, none of the conditions specified in the JV Agreement had been met. At the time the Company became a publicly traded company these put rights held by the noncontrolling interests of the joint venture were required to be presented as temporary equity. Redeemable noncontrolling interest of $12.1 million and $12.7 million were recorded at carrying value as of September 30, 2023 and June 30, 2023, respectively.
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

The three levels of inputs that may be used to measure fair value are:
Level 1Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date
Level 2Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities
Level 3Unobservable inputs to the valuation techniques that are significant to the fair value measurements of the assets or liabilities
The following table shows the Company’s cash, cash equivalents and marketable securities by significant investment category as of September 30, 2023 and June 30, 2023:

	September 30, 2023
in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short- term Investments
Cash	$40,004	$40,004	$40,004	$—
Level 1
Money market funds	48,394	48,394	48,394	—
Mutual funds	46,745	46,833	—	46,833
Total	$135,143	$135,231	$88,398	$46,833

	June 30, 2023
in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short- term Investments
Cash	$49,775	$49,775	$49,775	$—
Level 1
Money market funds	77,474	77,474	77,474	—
Mutual funds	46,170	46,213	—	46,213
Total	$173,419	$173,462	$127,249	$46,213
Recurring Measurements
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of September 30, 2023 and June 30, 2023, the Company’s redeemable noncontrolling interest was recorded at carrying value of $12.1 million and $12.7 million, respectively.
There were no transfers in and out of Level 3 during the three months ended September 30, 2023 or 2022.
Note 6: Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounted to $124.2 million at each of September 30, 2023 and June 30, 2023. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified three reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the three months ended September 30, 2023 and 2022.
Intangible assets consisted of the following as of:

in thousands	September 30, 2023	June 30, 2023
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(3,567)	(3,402)
Balance as of end of period	$5,033	$5,198
Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million for each of the three months ended September 30, 2023 and 2022.
We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the three months ended September 30, 2023 and 2022.
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
The following table presents the components of our ROU assets and their classification in our Balance Sheet at September 30, 2023:

Component of Lease Balances	Balance Sheet Line Items	September 30, 2023	June 30, 2023
in thousands
Assets:
Operating lease assets	Operating lease assets	$20,454	$21,210
Finance lease assets	Property and equipment, net	15,276	16,378
Total leased assets		$35,730	$37,588

The following table presents the components of our lease cost and the classification of such costs in our Statements of Operations for the three months ended September 30, 2023:

		Three Months Ended September 30,
Component of Lease Cost	Statements of Operations Line Items	2023	2022
in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$1,118	$1,025
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	1,102	769
Interest on lease liabilities	Interest expense, net	33	317
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	—	—
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	38	11
Total lease expense		$2,291	$2,122
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of September 30, 2023:

Weighted average remaining lease term:	September 30, 2023	September 30, 2022
Operating leases	7.7 years	8.8 years
Finance leases	3.7 years	3.8 years

Weighted average discount rate:	September 30, 2023	September 30, 2022
Operating leases	6.62%	6.61%
Finance leases	7.87%	8.76%
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to September 30, 2023:

in thousands	Operating Lease	Finance Lease	Total
Amount remaining in 2024	$3,681	$4,531	$8,212
2025	4,358	5,279	9,637
2026	4,285	4,254	8,539
2027	3,981	3,557	7,538
2028	3,139	1,767	4,906
Thereafter	7,033	—	7,033
Total lease payments	26,477	19,388	45,865
Less liability accretion / imputed interest	(4,820)	(2,728)	(7,548)
Total lease liabilities	21,657	16,660	38,317
Less: Current lease liabilities	3,577	4,612	8,189
Total long-term lease liabilities	$18,080	$12,048	$30,128

Note 8. Long-Term Debt
Long-term debt consisted of the following at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
	in thousands
Senior secured borrowings:
Term Loan Facility	$66,563	$67,500
Convertible term loan	2,273	2,284
Total debt	68,836	69,784
Less: unamortized debt issuance costs	1,038	1,145
Less: current maturities	3,795	3,795
Noncurrent maturities	$64,003	$64,844
2021 Credit Agreement
On March 8, 2021, the Company entered into a credit agreement (the “2021 Credit Agreement”) that replaced its prior credit agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity, each with a maturity date of March 8, 2026. The remaining capacity under the Revolving Credit Facility as of September 30, 2023 was $97.2 million, subject to (i) any issued amounts under our letters of credit, which as of September 30, 2023 was $2.8 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date. Proceeds of the Term Loan Facility, together with proceeds from the Company’s initial public offering (“IPO”), were used to repay long term debt amounts then outstanding.
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of September 30, 2023, the interest rate on the Term Loan Facility was 7.30%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of September 30, 2023, we had no borrowings outstanding, $2.8 million of letters of credit issued, and $97.2 million of remaining capacity under the Revolving Credit Facility.
The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of September 30, 2023, the Company was in compliance with the covenants of the 2021 Credit Agreement.
The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.1 million and $0.3 million for the three months ended September 30, 2023 and September 30, 2022, respectively.
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

Other Matters
In the third fiscal quarter of 2023, the Company agreed to settle a wage and hour class action lawsuit in the State of California for a cash payment of $1.2 million. Subsequently, the Company was notified of certain additional individual claims and has agreed to include such claims within the class. As a result, in October 2023, the Company agreed to increase the settlement amount to a total of $1.3 million. The agreement is subject to court approval, which we expect to occur in the second half of 2024.
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
Note 10: Stock-based Compensation
A summary of our aggregate stock-based compensation expense is set forth below. Stock-based compensation expense is included in corporate, general and administrative expenses on our condensed consolidated statements of operations.

	Three months ended September 30,
	2023	2022
	in thousands

Stock options	$223	$570
Profits interests units	376	254
Restricted stock units	1,224	476
Total stock-based compensation expense	$1,823	$1,300
2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the "2020 Equity Incentive Plan") pursuant to which interests in the LP in the form of Class B Units (profits interests) can be granted to employees, directors, consultants, advisers, and other service providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan, and both performance-based and time-based units have been issued under the plan. As of September 30, 2023, a total of 14,972,836 profits interests units had been granted under the 2020 Equity Incentive Plan.
The Company used the Monte Carlo option model to determine the fair value of the profits interests units at the time of the grant. A total of 1,963,700 Class B Units were awarded during the three months ended September 30, 2023 to the Company's Chief Executive Officer and Chief Financial Officer. The assumptions under the Monte Carlo model related to the profits interests units, presented on a weighted-average basis, are provided below:

2023
Expected volatility	74.0-76.0%
Expected life (years) - time vesting units	3.0 - 3.1
Interest rate	4.52 - 4.57%
Dividend yield	—
Weighted-average fair value	$1.95 - 2.17
Fair value of underlying stock	$5.53 - 7.27

A summary of profits interests activity for the three months ended September 30, 2023 was as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2023	1,264,337	$1.28
Granted	981,850	$6.30
Forfeited	(380,679)	$1.28
Vested	(680,645)	$1.28
Outstanding balance, September 30, 2023	1,184,863	$5.44

Performance-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2023	2,118,558	$0.57
Granted	981,850	$1.85
Forfeited	(1,853,737)	$0.57
Vested	—	$—
Outstanding balance, September 30, 2023	1,246,671	$1.57
The total unrecognized compensation cost related to profits interests units outstanding as of September 30, 2023 was $4.6 million, comprised (i) $2.1 million related to time-based unit awards expected to be recognized over a weighted-average period of 2.8 years and (ii) $2.5 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
2021 Omnibus Incentive Plan
In March 2021, the compensation committee of our Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (the “2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest (i) on March 4, 2023, the second anniversary of the grant date, or (ii) over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units with time based vesting is based on the closing market price of our common stock on the date of grant. Certain awards under this plan vest upon achieving specific share price performance criteria and are determined to have performance-based vesting conditions. The Company has also issued time-based stock options under this plan to its employees which generally vest at various intervals over a three-year period.

Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the three months ended September 30, 2023 was as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2023	1,873,794	$10.10
Granted	284,942	$5.51
Forfeited	(23,493)	$4.56
Vested	(318,155)	$5.89
Outstanding balance, September 30, 2023	1,817,088	$10.19
The total unrecognized compensation cost related to time based restricted stock units outstanding as of September 30, 2023 was $8.0 million and is expected to be recognized over a weighted-average period of 2.1 years.
A summary of performance based vesting restricted stock units activity for the three months ended September 30, 2023 was as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2023	258,767	$5.18
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, September 30, 2023	258,767	$5.18
The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of September 30, 2023 was $0.7 million and is expected to be recognized over a weighted-average period of 2.1 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the three months ended September 30, 2023 was as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2023	716,661	$1.43
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, September 30, 2023	716,661	$1.43

Exercisable balance, September 30, 2023	296,105	$0.19

The total unrecognized compensation cost related to time-based vesting stock options outstanding as of September 30, 2023 was $0.3 million and is expected to be recognized over a weighted-average period of 1.8 years.
A summary of performance-based vesting stock option activity for the three months ended September 30, 2023 was as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2023	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, September 30, 2023	776,299	$3.08
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of September 30, 2023 was $1.2 million and is expected to be recognized over a weighted-average period of 2.2 years.
Note 11: Income Taxes
The Company recorded an income tax expense of $0.2 million and an income tax benefit of $3.5 million for the three months ended September 30, 2023 and 2022, respectively. This represents an effective tax rate of (2.1)% and 20.6% for the three months ended September 30, 2023 and 2022, respectively.
The effective rate for the three months ended September 30, 2023 was different from the federal statutory rate primarily due to the Company’s book loss offset partially by disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m), disallowed stock options related to the profit interest units, exclusion of losses from entities not subject to tax, lobbying expenses, and the increase in the Company's valuation allowance against Net operating losses which occurred during the three-month period.
The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the three-month period ended September 30, 2023, the Company has determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company has also determined it is not "more likely than not" that the deferred tax assets associated with certain federal net operating losses will be realized and as such has included a valuation allowance against these federal deferred tax assets. The Company has provided $14.8 million at September 30, 2023 and $8.3 million at June 30, 2023, as a valuation allowance against its deferred tax assets for federal and state net operating losses where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.
Note 12: Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three months ended September 30, 2023, 348,090 potentially diluted securities were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they would have an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,
in thousands, except share values	2023	2022
Net loss attributable to InnovAge Holding Corp.	$(10,304)	$(13,073)
Weighted average common shares outstanding (basic)	135,790,401	135,566,117
EPS (basic)	$(0.08)	$(0.10)

Dilutive shares	—	—
Weighted average common shares outstanding (diluted)	135,790,401	135,566,117
EPS (diluted)	$(0.08)	$(0.10)
Note 13: Segment Reporting
The Company applies ASC Topic 280, "Segment Reporting," which establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about operations, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the Company’s chief executive officer, who is the chief operating decision maker (“CODM”), and for which discrete financial information is available. The Company has determined that it has three operating segments, two of which are related to the Company’s PACE offering. The PACE-related operating segments are based on two geographic divisions, which are West and East. Due to the similar economic characteristics, nature of services, and customers, we have aggregated our West and East operating segments into one reportable segment for PACE. The Company’s remaining operating segment primarily relates to Senior Housing, which is an immaterial operating segment, and shown below as "Other" along with certain corporate unallocated expenses.
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

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the three months ended September 30, 2023 and 2022:

	September 30, 2023			September 30, 2022
(In thousands)	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$182,173	$—	$182,173	$170,931	$—	$170,931
Other service revenue	86	226	312	77	210	287
Total revenues	182,259	226	182,485	171,008	210	171,218
External provider costs	99,358	—	99,358	96,237	—	96,237
Cost of care, excluding depreciation and amortization	55,097	153	55,250	53,411	146	53,557
Center-Level Contribution Margin	27,804	73	27,877	21,360	64	21,424
Overhead costs(2)	34,317	9	34,326	34,574	20	34,594
Depreciation and amortization	4,157	112	4,269	3,326	107	3,433
Interest expense, net	616	45	661	557	46	603
Other income	(643)	—	(643)	(37)	—	(37)
Loss Before Income Taxes	$(10,643)	$(93)	$(10,736)	$(17,060)	$(109)	$(17,169)
_________________________________
(1)Center-level Contribution Margin from segments below the quantitative thresholds are primarily attributable to the Senior Housing operating segment of the Company. This segment has never met any of the quantitative thresholds for determining reportable segments.
(2)Overhead consists of the Sales and marketing and Corporate, general and administrative financial statement line items.
Note 14: Related Party Transactions
Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, the general partner, who is a subsidiary of the Company (the “General Partner”), funded operating deficits and shortfalls of PWD in the form of a loan. At each of September 30, 2023 and June 30, 2023, $0.7 million was recorded in Deposits and other. Additionally, the General Partner is paid an administration fee of $35,000 per year.
Note 15: Subsequent Events
The Company has evaluated subsequent events through the date on which the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties, including those discussed below and in the section entitled “Cautionary Note on Forward-Looking Statements.” Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 10-K”).
Overview
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of September 30, 2023, the Company served approximately 6,580 PACE participants, and operated 17 PACE centers across Colorado, California, New Mexico, Pennsylvania, and Virginia.
Trends and Uncertainties Affecting the Company
During fiscal year 2023, the U.S. and global economies experienced adverse macroeconomic effects in part resulting from the ongoing effects of the COVID-19 pandemic. These effects included inflation and increased wages due to labor shortages. In fiscal year 2022 and 2023, in response to high levels of inflation, we began to implement various mitigation strategies to reduce costs of operation, including consolidating services and price negotiations with providers and vendors. While inflationary pressures eased significantly during the second half of fiscal 2023, inflation has continued during the three months ended September 30, 2023 and is expected to continue through the remainder of the fiscal year. As a result, the Company has continued the mitigation strategies discussed during the three months ended September 30, 2023. The effects of inflation, after accounting for these mitigation strategies, were immaterial to our financial results for the three months ended September 30, 2023. Although we expect to continue mitigation efforts, there can be no assurance that our strategies will be sufficient.
Operating expenses increased $5.4 million, or 2.9%, for the three months ended September 30, 2023 compared to 2022 due to, in part, to increased cost of care and related cost per participant as a result of increased salaries, wages and benefits associated with increased headcount and higher wage rates and increased fleet and contract transportation costs due to an increase in average daily attendance and external appointments. In fiscal year 2023, we launched and conducted several initiatives intended to lower certain of our costs, including limiting corporate staffing, effecting a reduction in workforce in December 2022, and optimizing working capital. We expect to experience elevated operating expenses for the remainder of fiscal 2024 for similar reasons.
In October 2023, the Company conducted a planned reduction in workforce. The plan involved the termination of approximately 34 employees, representing approximately 1.6% of the Company's workforce. In connection with the planned reduction, the Company estimates that it will incur approximately $0.3 million to $0.4 million of charges in connection with employee severance and benefits costs, which the Company expects to incur in the second quarter of fiscal year 2024.
We will continue to evaluate increased costs and methods to mitigate or offset such costs.
Census and capitation revenue. On May 11, 2023 the President allowed the national emergency and public health emergency declarations related to the COVID-19 pandemic to expire. The declarations had been in place since early 2020, and in addition to various Congress enacted legislation allowed the federal government flexibility to waive or modify certain requirements in a range of areas, including Medicare and Medicaid. To date, we have not experienced material census attrition as a result of the expiration of the public health emergency declarations and the resumption of Medicaid’s redetermination of beneficiary eligibility. The frailty level of PACE participants coupled with the complexity of Medicaid services needed, results in a comprehensive financial qualifications review compared to the more traditional Medicaid-only population. Throughout the public health emergency, the Company continued to complete annual Medicaid redeterminations. This process enables the Company to monitor eligibility, assist with the redetermination process, address potential issues with eligibility in real time, and track future renewal dates. However, the Company has experienced and expects that state regulatory agencies will continue to have short-term constraints relating to their ability to process new PACE enrollments as they prioritize the need to process Medicaid redeterminations along with other obligations. While the expiration of these emergency declarations have not had a material impact to our financial results, we continue to evaluate how the expiration of these emergency declarations may affect our business outlook.
Labor market. The COVID-19 pandemic and high inflation exacerbated difficulties to hire additional healthcare professionals, causing certain of our centers to be understaffed or staffed with personnel that required training. Labor pressure mostly eased during fiscal year 2023, however, the Company continues to be affected by the increased competition in the labor market and market adjustments to increase retention and improve our ability to hire. These market adjustments contributed, in part, to an increase in cost of care for three months ended September 30, 2023, further impacted by additional staffing related to compliance and remediation efforts. This increase in conjunction with higher headcount has contributed to increased cost of care for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as discussed in “Results of Operations” below. We continue to assess key roles and benchmarks to market while monitoring trends in the labor market.
Additionally, on October 13, 2023, California passed into law California Senate Bill No. 525 ("SB 525"), which raises the minimum wage for many California healthcare workers, effective as of June 1, 2024. Although PACE centers are not covered by SB 525, many of our contractors and other third-party providers are impacted by SB 525, and they may renegotiate agreements with our centers to cover the increased labor costs. Additionally, competition with other healthcare providers who are required to increase wages under SB 525 could materially increase our labor costs. We will continue to evaluate the impact of this legislation on our business.
Finally, on October 27, 2023, we filed a petition with the National Labor Relations Board to conduct an election to determine if the nurses in our Pennsylvania centers wish to be represented for purposes of collective bargaining with the Company. The petition originates from a request by the nurses in our Pennsylvania centers to unionize. These employees represent 1% of our total workforce. Unionization efforts, the negotiation of collective bargaining agreements and costs for unionized employees could materially impact our costs of labor.
For additional information on the various risks posed by macroeconomic events and regulation, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2023 10-K.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our ability to effectively implement post-sanction remediation efforts in our centers as a result of our recent audits and maintain high quality of regulatory compliance. The Company’s priority is to continue to remediate the deficiencies raised in audit processes and to implement post-sanction corrective actions, where required, as well as maintain high quality of regulatory compliance in all its centers. As part of its actions to do so, the Company has worked with the appropriate authorities to make the necessary changes within the Company to improve care coordination and care documentation among our centers, including working to fill critical personnel gaps at our centers, standardizing the process of our Interdisciplinary Care Teams (“IDTs”), strengthening our home care network and reliability, improving timelines of scheduling and coordinating care with providers outside our centers, among others.
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.47 based on InnovAge data as of September 30, 2023; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all of participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive per member, per month (“PMPM”) payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. We continue to work on expanding payer capabilities so that our revenue more accurately reflects the acuity of the populations we serve.
•Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators as the ones we were subject to in our Sacramento, California and Colorado centers.
•Our ability to maintain high participant satisfaction and retention. We achieved a 86% participant satisfaction rating as of September 30, 2023, measured as composite of participant satisfaction across ten categories, and average participant tenure was 3.2 years as of September 30, 2023, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5.9% annually over the last three fiscal years. Approximately 71% of our historical disenrollments have been involuntary, due primarily to participant death or otherwise due to participants moving out of our service areas.
•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Our participants are among the most frail and medically complex individuals in the U.S. healthcare system, and average acuity rises with the passage of time. The risk pool of our population became more acute in fiscal year 2023 as we were not able to replenish our population mix with newer, lower-acuity participants as a result of State sanctions, and as a result, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 85% of our revenue in the three months ended September 30, 2023. While we are liable for potentially large medical claims, our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care.
•Center-level Contribution Margin. As we serve more participants in existing centers, we leverage our fixed cost base at those centers and the value of a center to our business increases over time. The enrollment sanctions in Sacramento, California and Colorado limited our ability to grow our participant census and impact Center-level Contribution Margin in fiscal 2022 and the first half of fiscal 2023. We were fully released from those sanctions in Colorado in January 2023 and in California in May 2023. Although the Company continues post sanction monitoring, the Company is currently able to enroll new participants at its 17 centers.
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
•Seasonality of our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus, being more prevalent during colder months of the year, which generally increases per-participant costs, specifically in 2024, we expect to see some increase in inpatient and short stay nursing home utilization as well as increased acuity of our participant mix; and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s Risk Adjustment Factor score as measured twice per year and is based on the evolving acuity of a participant. Based on the difference between our estimate and the final determination from CMS, we may receive incremental true up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility into nor control over the timing of such payments.
Components of Results of Operations
Revenue
Capitation Revenue. In order to provide comprehensive services to manage the totality of a participant’s medical care across all settings, we receive fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, Veterans Affairs (“VA”) and private pay sources.
Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are amended annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. We are currently operating in good standing under each of our PACE state contracts. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2023 10-K.
Other Service Revenue. Other service revenue primarily consists of revenues derived from fee-for-service arrangements, state food grants, rent revenues and management fees. Prior to June 30, 2023 we generated fee-for-service revenue from providing home-care services to non-PACE patients in their homes, for which we billed the patient or their insurance plan on a fee-for-service basis. We no longer offer in-home care services to non-PACE participants. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2023 10-K.
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
For more information relating to the components of our results of operations, see Results of Operations below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2023 10-K.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended September 30,
in thousands	2023	2022
Revenues
Capitation revenue	$182,173	$170,931
Other service revenue	312	287
Total revenues	182,485	171,218
Expenses
External provider costs	99,358	96,237
Cost of care, excluding depreciation and amortization	55,250	53,557
Sales and marketing	5,379	4,413
Corporate, general and administrative	28,947	30,181
Depreciation and amortization	4,269	3,433
Total expenses	193,203	187,821
Operating Loss	$(10,718)	$(16,603)

Other Income (Expense)
Interest expense, net	(661)	(603)
Other income	643	37
Total other expense	(18)	(566)
Loss Before Income Taxes	(10,736)	(17,169)
Provision (Benefit) for Income Taxes	226	(3,470)
Net Loss	$(10,962)	$(13,699)
Less: net loss attributable to noncontrolling interests	(658)	(626)
Net Loss Attributable to InnovAge Holding Corp.	$(10,304)	$(13,073)
Revenues

	Three Months Ended September 30,		Change
	2023	2022	$	%
in thousands
Capitation revenue	$182,173	$170,931	$11,242	6.6%
Other service revenue	312	287	25	8.7%
Total revenues	$182,485	$171,218	$11,267	6.6%
Capitation revenue. Capitation revenue was $182.2 million for the three months ended September 30, 2023 an increase of $11.2 million, or 6.6%, compared to $170.9 million for the three months ended September 30, 2022. This increase was driven by a 7.7% increase in capitation rates partially offset by a 1.0% decrease in member months. The increase in capitation rates was primarily driven by an annual increase in both Medicaid capitation rates as determined by the States and Medicare capitation rates as a result of increased risk score and county rates. The decrease in member months is primarily due to disenrollments partially offset by the ramp up of enrollments at our Colorado and Sacramento centers as we resumed the enrollment process.

Operating Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
in thousands
External provider costs	$99,358	$96,237	$3,121	3.2%
Cost of care (excluding depreciation and amortization)	55,250	53,557	1,693	3.2%
Sales and marketing	5,379	4,413	966	21.9%
Corporate, general, and administrative	28,947	30,181	(1,234)	(4.1)%
Depreciation and amortization	4,269	3,433	836	24.4%
Total operating expenses	$193,203	$187,821	$5,382
External provider costs. External provider costs were $99.4 million for the three months ended September 30, 2023, an increase of $3.1 million, or 3.2%, compared to $96.2 million for the three months ended September 30, 2022. The increase was primarily driven by an increase of $4.1 million, or 4.3%, in cost per participant partially offset by a decrease of $1.0 million, or 1.0% in member months. The increase in cost per participant was primarily driven by an increase in assisted living and nursing facility unit cost, assisted living utilization, and pharmacy cost. This is partially offset by a decrease in short stay skilled nursing facility utilization.
Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $55.3 million for the three months ended September 30, 2023, an increase of $1.7 million, or 3.2%, compared to $53.6 million for the three months ended September 30, 2022, primarily due to an increase of $2.2 million, or 4.2%, in cost per participant partially offset by a decrease of $0.5 million, or 1.0%, in member months. The increase was primarily driven by (i) a $1.5 million increase in salaries, wages and benefits associated with increased headcount and higher wage rates and (ii) $1.4 million in increased fleet expense and contract transportation a result of higher average daily attendance and an increase in external appointments, partially offset by $1.5 million reduction in third party audit and compliance support.
Sales and marketing. Sales and marketing expenses were $5.4 million for the three months ended September 30, 2023, an increase of $1.0 million, or 21.9%, compared to $4.4 million for the three months ended September 30, 2022, primarily due to increased marketing spend and headcount as a result of the sanction release in our Colorado and Sacramento centers.
Corporate, general and administrative. Corporate, general and administrative expenses were $28.9 million for the three months ended September 30, 2023, an decrease of $1.2 million, or 4.1%, compared to $30.2 million for the three months ended September 30, 2022. The decrease was primarily due to (i) a $0.5 million decrease in bad debt expense, (ii) a $0.6 million reduction in insurance expense, and (iii) a $1.4 million reduction in consulting expense associated with improving organizational capabilities including the transition to a new electronic medical record ("EMR") system, and (iv) $0.4 million reduction in corporate occupancy costs. These decreases in cost were partially offset by (i) $0.6 million increase in employee compensation and benefits as the result of an increase in headcount to support compliance and bolster organizational capabilities, (ii) $0.3 million in third party legal costs, and (iii) a $1.0 million increase in software license and maintenance expense, inclusive of Epic license fees.
Other Income (Expense)

	Three Months Ended September 30,		Change
	2023	2022	$	%
in thousands
Interest expense, net	$(661)	$(603)	$(58)	9.6%
Other income	643	37	606	1,637.8%
Total other expense	$(18)	$(566)	$548
Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $0.7 million for the three months ended September 30, 2023, a decrease of $0.1 million, or 9.6%, compared to $0.6 million for the three months ended September 30, 2022. The decrease was primarily due to interest income of $1.1 million from money market funds offsetting interest expense of $1.7 million for the three months ended September 30, 2023. Interest expense of $1.0 million was offset by interest income of $0.4 million during the three months ended September 30, 2022.
Other income (expense). Other income (expense) consists primarily of the net proceeds received from the sale of or disposal of property and equipment and unrealized gains and losses related to short-term investments. Other income for the three months ended September 30, 2023 increased $0.6 million, or 1637.8%, when compared to the three months ended September 30, 2022. The increase is primarily due to dividends received from our short-term investments.
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
During the three months ended September 30, 2023 and 2022, we reported provision for income taxes of $0.2 million and benefit of $3.5 million, respectively. The decrease of $3.7 million is primarily due (i) our pretax book loss recognized during the three months ended September 30, 2023, as compared to pretax book loss recognized during the three months ended September 30, 2022 and (ii) the change in our valuation allowance.
Net Loss Attributable to Noncontrolling Interests.
SH1 is a Variable Interest Entity (“VIE”). The Company is the primary beneficiary of SH1 and consolidates SH1. The Company is the primary beneficiary of SH1 because it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for the convertible term loan held by SH1. The SH1 interest is reflected within equity as noncontrolling interests. Our share of earnings is recorded in the consolidated statements of operations and the share of the other noncontrolling interest holders’ earnings are recorded as net loss attributable to noncontrolling interests.
Our share of earnings are recorded in the consolidated statements of operations and the share of the other noncontrolling interest holders’ earnings are recorded as net loss attributable to noncontrolling interests.
Net Loss
During the three months ended September 30, 2023 and 2022, we reported net loss of $11.0 million and $13.7 million, respectively, consisting of (i) loss from operations of $10.7 million and $16.6 million, respectively, (ii) other expense of $0.0 million and $0.6 million, respectively, and (iii) a provision for income taxes of $0.2 million and benefit of $3.5 million, respectively, each as described above.
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

	Three months ended September 30,
	2023	2022
	dollars in thousands
Key Business Metrics:
Centers(a)	17	18
Census(b)	6,580	6,540
Total Member Months(b)	19,540	19,740

Center-level Contribution Margin	$27,877	$21,424
Center-level Contribution Margin as a % of revenue	15.3%	12.5%

GAAP Measures:
Net income (loss)	$(10,962)	$(13,699)
Net loss margin	(6.0)%	(8.0)%

Non-GAAP Measures:
Adjusted EBITDA(c)	$2,226	$(3,815)
Adjusted EBITDA Margin(c)	1.2%	(2.2)%
________________________
(a)During the third quarter ended March 31, 2023, the Company consolidated its Germantown LIFE center with its Allegheny and Henry Avenue LIFE centers in Pennsylvania.
(b)Amounts are approximate due to rounding.
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
Center-level Contribution Margin
The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $27.9 million and $21.4 million for the three months ended September 30, 2023 and 2022, respectively. The increase in Center-level Contribution Margin for the three months ended September 30, 2023 was primarily due to a 6.6% increase in total revenue, slightly offset by a 3.2% increase in external provider costs during the same period. For more information relating to Center-level Contribution Margin, see Note 13 “Segment Reporting” to our consolidated financial statements. A reconciliation of Center-level Contribution Margin to loss before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	September 30, 2023			September 30, 2022
(In thousands)	PACE	All other	Totals	PACE	All other(1)	Totals
Capitation revenue	$182,173	$—	$182,173	$170,931	$—	$170,931
Other service revenue	86	226	312	77	210	287
Total revenues	182,259	226	182,485	171,008	210	171,218
External provider costs	99,358	—	99,358	96,237	—	96,237
Cost of care, excluding depreciation and amortization	55,097	153	55,250	53,411	146	53,557
Center-Level Contribution Margin	27,804	73	27,877	21,360	64	21,424
Overhead costs(a)	34,317	9	34,326	34,574	20	34,594
Depreciation and amortization	4,157	112	4,269	3,326	107	3,433
Interest expense, net	616	45	661	557	46	603
Other income	(643)	—	(643)	(37)	—	(37)
Loss Before Income Taxes	$(10,643)	$(93)	$(10,736)	$(17,060)	$(109)	$(17,169)
Loss Before Income Taxes as a % of revenue			(5.9)%			(10.0)%
Center- Level Contribution Margin as a % of revenue			15.3%			12.5%
_________________________________

(a)Overhead consists of the sales and marketing and corporate, general and administrative financial statement line items.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted for interest expense, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, litigation costs and settlements, M&A and de novo center development, business optimization, electronic medical record ("EMR") implementation, and facility expansion, relocation and closure. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the three months ended September 30, 2023 and 2022, net loss was $11.0 million and $13.7 million, respectively, representing a year-over-year decrease of 20.0%. Adjusted EBITDA was $2.2 million and ($3.8 million), for the three months ended September 30, 2023 and 2022, respectively, representing a year-over-year increase of 158.3%. For the three months ended September 30, 2023, net loss margin was 6.0%, as compared to net loss margin of 8.0% for the three months ended September 30, 2022. For the three months ended September 30, 2023, our Adjusted EBITDA margin was 1.2%, as compared to our Adjusted EBITDA margin for the three months ended September 30, 2022 of negative 2.2%. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily from (i) increased capitation rates and (ii) lower corporate, general and administrative costs partially offset by, (i) increased center-level headcount and wage rates associated with a competitive labor market, and (ii) increased housing utilization and unit cost as mandated by the states.
Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net income (loss) and net income (loss) margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of revenue and expenses that do not relate to our ongoing business performance and certain noncash expenses, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-

GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net income (loss) and net income (loss) margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. The use of the term Adjusted EBITDA varies from others in our industry.
A reconciliation of net loss to Adjusted EBITDA, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended September 30,
	2023	2022

Net loss	$(10,962)	$(13,699)
Interest expense, net	661	603
Depreciation and amortization	4,269	3,433
Provision (benefit) for income tax	226	(3,470)
Stock-based compensation	1,823	1,300
Litigation costs and settlement(a)	1,707	1,668
M&A and de novo center development(b)	409	206
Business optimization(c)	2,159	5,554
EMR implementation(d)	1,934	590
Adjusted EBITDA	$2,226	$(3,815)
________________________
(a)Reflects charges/(credits) related to litigation by stockholders, litigation related to de novo center development, and civil investigative demands. Refer to Note 9, "Commitments and Contingencies" to our condensed consolidated financial statements for more information regarding litigation by stockholders and civil investigative demands. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(b)Reflects charges related to M&A transaction and integrations, and de novo center developments.
(c)Reflects charges related to business optimization initiatives. Such charges related to one-time investments in projects designed to enhance our technology and compliance systems, improve and support the efficiency and effectiveness of our operations, and third party support to address efforts to remediate deficiencies in audits. For the three months ended September 30, 2023 this includes (i) $1.8 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities and (ii) $0.4 million related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the three months ended September 30, 2022 this includes (i) $0.7 million related to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $4.3 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities, and (iii) $0.6 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(d)Reflects non-recurring expenses relating to the implementation of a new EMR vendor.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and from the sale of common stock in our IPO that occurred in March 2021. As of September 30, 2023, we had cash and cash equivalents of $88.4 million. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined in Note 8, “Long Term Debt” to the condensed consolidated financial statements) due 2026, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2028 and 2032, respectively, (iii) the operations of our business, including special projects such as our transition to a new EMR vendor, with respect to which we incurred non-recurring implementation costs over the last three months, and expect to incur ongoing costs through 2024 and beyond, and third party support to address remediation efforts, (iv) income tax payments, which are generally due on a quarterly and annual basis, and (v) capital additions, which included costs relating to the development of de novo centers, including those in Florida and California. We also will continue investing in the effective implementation of post-sanction corrective remediation plans (CAPs) and other corrective initiatives as a result of deficiencies found during audits at some of our centers, and our ability to continually provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis.
As of September 30, 2023, we had $68.8 million of long-term debt outstanding. As of September 30, 2023, we had future minimum operating lease payments under non-cancellable leases through the year 2032 of $26.5 million. We also had non-cancellable finance lease agreements with third parties through the year 2028 with future minimum payments of $19.4 million. For additional information, see Note 7, “Leases”, Note 8, “Long Term Debt”, and Note 9, “Commitments and Contingencies” in our condensed consolidated financial statements.
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
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of September 30, 2023, the interest rate on the Term Loan Facility was 7.30%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of September 30, 2023, we had no borrowings outstanding, $2.8 million of letters of credit issued, and $97.2 million of remaining borrowing capacity under the Revolving Credit Facility. As of September 30, 2023, we also had $2.3 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments for the convertible term loan are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.
For more information about our debt, see Note 8 “Long-Term Debt” to our condensed consolidated financial statements.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Condensed Consolidated Statements of Cash Flows
Our consolidated statements of cash flows for the three months ended September 30, 2023 and 2022 are summarized as follows:

	Three months ended September 30,
	2023	2022	$ Change
in thousands
Net cash (used) provided by operating activities	$(32,985)	$13,127	$(46,112)
Net cash used in investing activities	(3,141)	(7,666)	4,525
Net cash used in financing activities	(2,726)	(1,668)	(1,058)
Net change in cash, cash equivalents and restricted cash	$(38,852)	$3,793	$(42,645)
Operating Activities. The change in net cash provided (used) by operating activities was primarily due to the net effect of (i) net loss of $11.0 million in the current year period compared to a net loss of $13.7 million in the prior year period, as described further above, and (ii) an increase in accounts receivable primarily attributable to the timing of receipt of payments for certain Medicaid receivables, and (iii) increased payments for accounts payable and accrued expenses, operating leases and reported and estimated claims.
Investing Activities. Investing activities were made up of approximately $2.6 million in purchases of property and equipment and $0.6 million for purchases of short-term investments, consisting primarily of managed income funds invested in investment grade short-term fixed and floating rate debt securities aimed at creating income while maintaining low volatility on principal. Our investment in managed income funds regularly pay dividends which are reinvested into the funds.
Financing activities. The increase in net cash used in financing activities was primarily due to an increase in taxes paid related to net share settlements of stock-based compensation awards of $0.6 million and an increase in principal payments on finance leases of $0.4 million.
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
For a description of our estimates regarding our critical accounting estimates, see “Critical Accounting Estimates” in the 2023 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest rate risk
As of September 30, 2023, we had total outstanding debt of $66.6 million in principal amount under the Term Loan Facility, $2.3 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility (each as defined in Note 8, “Long-Term Debt” to our condensed consolidated financial statements). As of June 30, 2023, we had total outstanding debt of $67.5 million in principal amount under the Term Loan Facility and $2.3 million under the Convertible Term Loan. As of September 30, 2023, the interest rate on the Term Loan Facility was 7.30%. We amended our 2021 Credit Agreement during the fourth quarter ended June 30, 2023 to replace the London Interbank Offered Rate ("LIBOR") reference rate with the Secured Overnight Financing Rate ("SOFR") prior to the discontinuance of LIBOR.
We had cash and cash equivalents of $88.4 million and $127.2 million as of September 30, 2023 and June 30, 2023, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.
Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.
We had short-term investments of $46.8 million and $46.2 million as of September 30, 2023 and June 30, 2023, respectively, which are primarily invested in managed income funds managed by major financial institutions. The funds mainly invest in investment grade, U.S. denominated short-term fixed and floating rate debt securities. Securities are subject to market risk and sensitive to changes in interest rates. While the instruments held by the funds are generally less sensitive to interest rate changes than instruments with longer maturities due to their short-term nature, the funds may face a heightened level of interest rate risk due to changes in monetary policy. During periods when interest rates are low or negative, the funds yields, and total returns may also be low, or the funds may be unable to maintain positive returns. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on these short-term investments.
Inflation risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2023.
Changes to our Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our material pending legal proceedings, refer to Note 9 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 1.A Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2023 10-K.
Labor relations matters could have a material adverse effect on our business, reputation, prospects, results of operations and financial condition.
On October 27, 2023, we filed a petition with the National Labor Relations Board to conduct an election to determine if the nurses in our Pennsylvania centers wish to be represented for purposes of collective bargaining with the Company. The petition originates from a request by the nurses in our Pennsylvania centers to unionize. These employees represent approximately 1% of our total workforce. Even though we are currently unaware of other unionization efforts, it is possible that additional employees in our Pennsylvania centers or in other geographies may follow. If these employees vote in favor of representation, as we negotiate the collective bargaining agreement with these employees or any other employees, work stoppages and strikes may be threatened or occur, and our labor costs may continue to increase. The unavailability of staff, or the inability of the Company to control labor costs related to these matters and future efforts to unionize, could have a material adverse effect on our business, reputation, prospects, results of operations and financial condition.
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

10.2
Class B Unit Award Agreement, effective as of July 10, 2023, by and between TCO Group Holdings, L.P. and Benjamin C. Adams (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.3
Transition and Separation Agreement, dated as of July 3, 2023, by and between Total Community Options Inc. and Barbara Gutierrez (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.4
Letter Agreement relating to Class B Units, dated as of July 3, 2023, by and between TCO Group Holdings, L.P. and Barbara Gutierrez (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.5
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

INNOVAGE HOLDING CORP.

Date: November 7, 2023	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)