Form 10-Q
period 2023-12-31
InnovAge Holding Corp.
filed 2024-02-06
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 5, 2024, there were 135,899,435 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarterly period ended December 31, 2023
Cautionary Note on Forward-Looking Statements
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “anticipate,” “target,” “should,” “could,” “potential,” “opportunity,” “goal” or similar terminology. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business, including with respect to current audits and legal proceedings and actions, relationships and discussions with regulatory agencies, our expectations with respect to correcting deficiencies raised in audits and other processes, and our expectations to increase the number of participants we serve, to grow enrollment and capacity within existing centers, to build or open de novo centers, and other similar statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Part I, Item 2, and “Risk Factors,” included in Part II, Item 1A, but may be found in other locations as well. These statements are based upon management’s current expectations, projections, assumptions and estimates and are not guarantees of timing, future results or performance. Therefore, you should not rely on any of these forward-looking statements as predictions of future events. Actual results may differ materially from those contemplated in these statements due to a variety of risks and uncertainties and other factors, including, among other things:
•the viability of our growth strategy, including our ability to obtain licenses to open our de novo centers in Downey and Bakersfield, California;
•our ability to identify and successfully complete and integrate acquisitions;
•our ability to attract new participants and retain existing participants and grow our revenue throughout our existing centers;
•the results of periodic inspections, reviews, audits and investigations under the federal and state government programs, such as the audit of our Sacramento, California center and the targeted medical review of our San Bernardino, California center, and our ability to sufficiently cure any new and recurring deficiencies identified by the respective federal and state government programs;
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
•the impact on our business from ongoing macroeconomic related challenges, including labor shortages and inflation;
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

•labor relations matters, including unionization efforts;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2023	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$54,081	$127,249
Short-term investments	44,690	46,213
Restricted cash	15	16
Accounts receivable, net of allowance ($5,134 – December 31, 2023 and $4,161 – June 30, 2023)	43,456	24,344
Prepaid expenses	14,460	17,145
Income tax receivable	262	262
Total current assets	156,964	215,229
Noncurrent Assets
Property and equipment, net	195,623	192,188
Operating lease assets	26,477	21,210
Investments	3,611	5,493
Deposits and other	5,154	3,823
Goodwill	141,565	124,217
Other intangible assets, net	4,868	5,198
Total noncurrent assets	377,298	352,129
Total assets	$534,262	$567,358
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$52,372	$54,935
Reported and estimated claims	47,247	42,999
Due to Medicaid and Medicare	10,264	9,142
Income tax payable	1,212	1,212
Current portion of long-term debt	3,795	3,795
Current portion of finance lease obligations	4,526	4,722
Current portion of operating lease obligations	3,716	3,530
Deferred revenue	—	28,115
Total current liabilities	123,132	148,450
Noncurrent Liabilities
Deferred tax liability, net	6,555	6,236
Finance lease obligations	11,311	13,114
Operating lease obligations	25,943	18,828
Other noncurrent liabilities	1,187	1,086
Long-term debt, net of debt issuance costs	63,162	64,844
Total liabilities	231,290	252,558
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	11,831	12,708
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of December 31, 2023 and June 30, 2023; 135,893,070 and 135,639,845 issued shares as of December 31, 2023 and June 30, 2023, respectively	136	136
Additional paid-in capital	335,062	332,107
Retained deficit	(49,695)	(35,944)
Total InnovAge Holding Corp.	285,503	296,299
Noncontrolling interests	5,638	5,793
Total stockholders’ equity	291,141	302,092
Total liabilities and stockholders’ equity	$534,262	$567,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except number of shares and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues
Capitation revenue	$188,561	$167,140	$370,734	$338,071
Other service revenue	337	316	648	603
Total revenues	188,898	167,456	371,382	338,674
Expenses
External provider costs	100,964	93,507	200,322	189,744
Cost of care, excluding depreciation and amortization	54,321	51,376	109,570	104,933
Sales and marketing	5,859	3,774	11,237	8,187
Corporate, general and administrative	25,249	28,817	54,197	58,999
Depreciation and amortization	4,290	3,662	8,559	7,095
Total expenses	190,683	181,136	383,885	368,958
Operating Loss	(1,785)	(13,680)	(12,503)	(30,284)

Other Income (Expense)
Interest expense, net	(935)	(223)	(1,596)	(826)
Other income	874	444	1,517	480
Other expense	(1,882)	—	(1,882)	—
Total other expense	(1,943)	221	(1,961)	(346)
Loss Before Income Taxes	(3,728)	(13,459)	(14,464)	(30,630)
Provision (Benefit) for Income Taxes	93	(2,912)	319	(6,383)
Net Loss	(3,821)	(10,547)	(14,783)	(24,247)
Less: net loss attributable to noncontrolling interests	(374)	(754)	(1,032)	(1,381)
Net Loss Attributable to InnovAge Holding Corp.	$(3,447)	$(9,793)	$(13,751)	$(22,866)

Weighted-average number of common shares outstanding - basic	135,887,613	135,578,888	135,839,007	135,572,503
Weighted-average number of common shares outstanding - diluted	135,887,613	135,578,888	135,839,007	135,572,503

Net loss per share - basic	$(0.03)	$(0.07)	$(0.10)	$(0.17)
Net loss per share - diluted	$(0.03)	$(0.07)	$(0.10)	$(0.17)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	For the Three Months Ended December 31, 2023
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount
Balances, September 30, 2023	135,884,840	$136	$333,316	$(46,248)	$5,705	$292,909	12,138
Stock-based compensation	11,552	—	1,766	—	—	1,766	—
Tax withholding related to net share settlements of stock-based compensation awards	(3,322)	—	(20)	—	—	(20)	—
Net loss	—	—	—	(3,447)	(67)	(3,514)	(307)	(3,821)
Balances, December 31, 2023	135,893,070	$136	$335,062	$(49,695)	$5,638	$291,141	$11,831

	For the Six Months Ended December 31, 2023
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount
Balances, June 30, 2023	135,639,845	$136	$332,107	$(35,944)	$5,793	$302,092	12,708
Stock-based compensation	359,401	—	3,589	—	—	3,589	—
Tax withholding related to net share settlements of stock-based compensation awards	(106,176)	—	(634)	—	—	(634)	—
Net loss	—	—	—	(13,751)	(155)	(13,906)	(877)	(14,783)
Balances, December 31, 2023	135,893,070	$136	$335,062	$(49,695)	$5,638	$291,141	$11,831

	For the Three Months Ended December 31, 2022
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount
Balances, September 30, 2022	135,570,078	$136	$328,708	$(8,344)	$6,020	$326,520	14,734
Stock-based compensation	26,147	—	1,069	—	—	1,069	—
Adjustments to redemption value	—	—	—	—	—	—	—
Net loss	—	—	—	(9,793)	(75)	(9,868)	(680)	(10,547)
Balances, December 31, 2022	135,596,225	$136	$329,777	$(18,137)	$5,945	$317,721	$14,054	$

	For the Six Months Ended December 31, 2022
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount
Balances, June 30, 2022	135,532,811	$136	$327,499	$4,729	$6,102	$338,466	15,278
Stock-based compensation	63,414	—	2,278	—	—	2,278	—
Adjustments to redemption value	—	—	—	—	—	—	—
Net loss	—	—	—	(22,866)	(157)	(23,023)	(1,224)	(24,247)
Balances, December 31, 2022	135,596,225	$136	$329,777	$(18,137)	$5,945	$317,721	$14,054	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended December 31,
	2023	2022
Operating Activities
Net loss	$(14,783)	$(24,247)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on disposal of assets	(21)	(53)
Provision for uncollectible accounts	2,881	2,244
Depreciation and amortization	8,559	7,095
Operating lease rentals	2,346	2,335
Amortization of deferred financing costs	215	215
Stock-based compensation	3,589	2,278
Loss on minority equity interest investment	1,882	—
Deferred income taxes	319	(6,381)
Other	9	(424)
Changes in operating assets and liabilities
Accounts receivable, net	(21,430)	(4,980)
Prepaid expenses	3,014	1,631
Income tax receivable	—	3,027
Deposits and other	(1,396)	(533)
Accounts payable and accrued expenses	(2,245)	(544)
Reported and estimated claims	4,137	(3,339)
Due to Medicaid and Medicare	1,122	1,946
Operating lease liabilities	(2,362)	(2,260)
Deferred revenue	(28,115)	—
Net cash used by operating activities	(42,279)	(21,990)
Investing Activities
Purchases of property and equipment	(4,157)	(14,632)
Purchases of short-term investments	(1,179)	(45,000)
Proceeds from sale of short-term investments	3,000	—
Acquisition of business	(23,916)	—
Net cash used in investing activities	$(26,252)	$(59,632)
Financing Activities
Payments for finance lease obligations	(2,107)	(1,452)
Principal payments on long-term debt	(1,897)	(1,895)
Taxes paid related to net share settlements of stock-based compensation awards	(634)	—
Net cash used in financing activities	(4,638)	(3,347)

DECREASE IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	(73,169)	(84,969)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	127,265	184,446
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$54,096	$99,477

Supplemental Cash Flows Information
Interest paid	$1,254	$1,726
Income taxes paid	$—	$13
Property and equipment included in accounts payable	$470	$53
Property and equipment purchased under finance leases	$113	$1,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Business
InnovAge Holding Corp. and its subsidiaries (the "Company") are headquartered in Denver, Colorado. The Company fulfills a broad range of medical and ancillary services for seniors in need of care and support to safely live independently in their communities, including in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to the Program of All-Inclusive Care for the Elderly (“PACE”) center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.
As of December 31, 2023, the Company served approximately 6,780 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operated 18 PACE centers across California, Colorado, New Mexico, Pennsylvania and Virginia.
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
Note 2: Summary of Significant Accounting Policies
The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2023 (“2023 10-K”). With the exception of Recently Adopted Accounting Pronouncements described below, there were no significant changes to those accounting policies during the six months ended December 31, 2023.
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

Property and Equipment
Property and equipment were comprised of the following as of December 31, 2023 and June 30, 2023:

dollars in thousands	Estimated Useful Lives	December 31, 2023	June 30, 2023
Land	N/A	$11,970	$11,970
Buildings and leasehold improvements	10 - 40 years	132,553	124,262
Software	3 - 5 years	29,598	26,656
Equipment and vehicles	3 - 7 years	60,687	57,754
Construction in progress	N/A	40,898	42,223
		275,706	262,865
Less: accumulated depreciation and amortization		(80,083)	(70,677)
Total property and equipment, net		$195,623	$192,188
Depreciation of $4.1 million and $3.3 million was recorded during the three months ended December 31, 2023 and 2022, respectively. Depreciation of $8.2 million and $6.5 million was recorded during the six months ended December 31, 2023 and December 31, 2022, respectively.
Recently Adopted Accounting Pronouncements
Financial Instruments
In April 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. The CECL model is expected to result in more timely recognition of credit losses. The Company adopted the standard on July 1, 2023. Our adoption of the standard did not have a material impact to the condensed consolidated financial statements. The Company makes estimates of expected credit losses based on a combination of factors, including historical losses adjusted for current market conditions, delinquency trends, aging behaviors of receivables and credit and liquidity indicators, and future market and economic conditions and regularly reviews the adequacy of the allowance for credit losses.
Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, ASU 2023-07 requires that all existing annual segment disclosures be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on our condensed consolidated financial statements.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Additionally, ASU 2023-09 requires public companies to annually disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as the amount of income taxes paid by individual jurisdiction. For public companies, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on our condensed consolidated financial statements.
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
Our revenues are based on the estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in deposits and other on our condensed consolidated balance sheets. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of December 31, 2023 and June 30, 2023, contract assets included within deposits and other were $1.9 million and $1.0 million, respectively.
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
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised 12% of capitation revenues for each of the three months ended December 31, 2023 and 2022. Medicare Part D comprised of 12% of capitation revenues for each of the six months ended December 31, 2023 and 2022.
Our accounts receivable as of December 31, 2023 and June 30, 2023 are primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	December 31, 2023	June 30, 2023
Medicaid	57%	61%
Medicare	36%	29%
Private pay and other	7%	10%
Total	100%	100%
The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $5.1 million as of December 31, 2023, compared to $4.2 million as of June 30, 2023. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.
Other Service Revenue and Accounts Receivable
Other service revenue is comprised of rents earned related to Senior Housing and other fee for service revenue. Other service revenue was 0.2% of total revenue for each of the three months ended December 31, 2023 and 2022. Other service revenue was 0.2% of total revenue for each of the six months ended December 31, 2023 and 2022. Accounts receivable related to other service revenue was not significant as of both December 31, 2023 and June 30, 2023.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies.”
Note 4: Cost Method and Equity Method Investments
The Company holds cost method and equity method investments as of:

in thousands	December 31, 2023	June 30, 2023
Cost method investments	$2,763	$4,645
Equity method investments	848	848
Total investments	$3,611	$5,493

Nonconsolidated Entities
Cost Method Investments
The Company maintains two investments that are accounted for using the cost method. Our ownership interests are less than 20% of the voting stock of the investments and we do not have the ability to exercise significant influence over the operating and financial policies of the investments. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three and six months ended December 31, 2023 we noted indicators of impairment in one of our investments, and recognized impairment loss of $1.9 million, respectively, and is presented as other expense on our condensed consolidated Statements of Operation. During the three and six months ended December 31, 2022, there were no observable price changes or impairments recorded.
Jetdoc
In August 2021, the Company acquired a minority interest equal to 806,481 shares of the outstanding common stock of Jetdoc, Inc. (“Jetdoc”), a telehealth and virtual urgent care app dedicated to effectively connecting users with medical professionals, for cash consideration of $2.0 million. Subsequent to December 31, 2023, we noted indicators of impairment in our minority equity investment. We determined that indicators were present as of the reporting date and recognized impairment loss of $1.9 million during the three and six months ended December 31, 2023, which are presented as other expense on our condensed consolidated Statements of Operation. During the three and six months ended December 31, 2022, there were no observable price changes or impairment recorded. The balance of the Company’s investment in Jetdoc as of December 31, 2023 is $0.1 million, which represents the maximum exposure to loss.
DispatchHealth
On June 14, 2019, the Company invested $1.5 million in DispatchHealth Holdings, Inc. ("DispatchHealth"), through the purchase of a portion of its outstanding Series B Preferred Stock. On April 2, 2020, the Company invested an additional $1.1 million through the purchase of a portion of its outstanding Series C Preferred Stock. The balance of the Company’s investment as of December 31, 2023 is $2.6 million, which represents the maximum exposure to loss.
Equity Method Investments
Pinewood Lodge
The Company’s operations include a Senior Housing unit that primarily includes the accounts of Continental Community Housing (“CCH”), the general partner of Pinewood Lodge, LLP (“PWD”), which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older.
PWD is a VIE, but the Company is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact the economic performance of PWD. Accordingly, the Company does not consolidate PWD. PWD is accounted for using the equity method of accounting. The equity earnings of PWD are insignificant. As of December 31, 2023, the balance of the Company’s investment in PWD was $0.8 million, which represents the maximum exposure to loss.
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
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. As of December 31, 2023, none of the conditions specified in the JV Agreement had been met. At the time the Company became a publicly traded company these put rights held by the noncontrolling interests of the joint venture were required to be presented as temporary equity and are recorded as redeemable noncontrolling interests on our condensed consolidated Balance Sheets. Redeemable noncontrolling interest of $11.8 million and $12.7 million were recorded at carrying value as of December 31, 2023 and June 30, 2023, respectively.
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

The following table shows the Company’s cash, cash equivalents and marketable securities by significant investment category as of December 31, 2023 and June 30, 2023:

	December 31, 2023
in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short- term Investments
Cash	$8,038	$8,038	$8,038	$—
Level 1
Money market funds	46,043	46,043	46,043	—
Mutual funds	44,368	44,690	—	44,690
Total	$98,449	$98,771	$54,081	$44,690

	June 30, 2023
in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short- term Investments
Cash	$49,775	$49,775	$49,775	$—
Level 1
Money market funds	77,474	77,474	77,474	—
Mutual funds	46,170	46,213	—	46,213
Total	$173,419	$173,462	$127,249	$46,213
Recurring Measurements
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, Level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of December 31, 2023 and June 30, 2023, the Company’s redeemable noncontrolling interest was recorded at carrying value of $11.8 million and $12.7 million, respectively.
There were no transfers in and out of Level 3 during the six months ended December 31, 2023 or 2022.
Note 6: Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounted to $141.6 million and $124.2 million at each of December 31, 2023 and June 30, 2023. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company has identified two reporting units. There were no indicators of impairment identified and no goodwill impairments recorded during the six months ended December 31, 2023 and 2022.

Intangible assets consisted of the following as of:

in thousands	December 31, 2023	June 30, 2023
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(3,732)	(3,402)
Balance as of end of period	$4,868	$5,198
Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million for each of the three months ended December 31, 2023 and 2022. The Company recorded amortization expense of $0.3 million for each of the six months ended December 31, 2023 and 2022.
We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the six months ended December 31, 2023 and 2022.
Note 7: Leases
Leasing Arrangements as Lessee
The Company leases certain property and equipment under various third-party operating and finance lease agreements. The Company determines if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. The leases are noncancelable and expire on various terms from 2024 through 2032. We determine if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), we recognize a right-of-use ("ROU") asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may also include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have elected to apply the short-term lease exception for contracts that have a lease term of twelve months or less and do not include an option to purchase the underlying asset. Therefore, we do not recognize an ROU asset or lease liability for such contracts. We recognize short-term lease payments as expense on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or rate are recognized as expense. Certain leases include escalations based on inflation indexes and fair market value adjustments. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement for such leases.
The following table presents the components of our ROU assets and their classification in our Balance Sheet at December 31, 2023:

Component of Lease Balances	Balance Sheet Line Items	December 31, 2023	June 30, 2023
in thousands
Assets:
Operating lease assets	Operating lease assets	$26,477	$21,210
Finance lease assets	Property and equipment, net	14,191	16,378
Total leased assets		$40,668	$37,588

The following table presents the components of our lease cost and the classification of such costs in our Statements of Operations for the six months ended December 31:

		Six Months Ended December 31,
Component of Lease Cost	Statements of Operations Line Items	2023	2022
in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$2,382	$2,557
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	2,301	1,685
Interest on lease liabilities	Interest expense, net	—	562
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	52	—
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	94	17
Total lease expense		$4,829	$4,821
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of December 31:

Weighted average remaining lease term:	December 31, 2023	December 31, 2022
Operating leases	14.7 years	8.8 years
Finance leases	3.5 years	3.8 years

Weighted average discount rate:	December 31, 2023	December 31, 2022
Operating leases	12.85%	6.61%
Finance leases	7.95%	8.53%
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to December 31, 2023:

in thousands	Operating Lease	Finance Lease	Total
Amount remaining in 2024	$3,202	$3,374	$6,576
2025	5,660	5,325	10,985
2026	5,612	4,302	9,914
2027	5,346	3,576	8,922
2028	4,545	1,767	6,312
Thereafter	13,089	—	13,089
Total lease payments	37,454	18,344	55,798
Less liability accretion / imputed interest	(7,795)	(2,507)	(10,302)
Total lease liabilities	29,659	15,837	45,496
Less: Current lease liabilities	3,716	4,526	8,242
Total long-term lease liabilities	$25,943	$11,311	$37,254

Note 8. Long-Term Debt
Long-term debt consisted of the following at December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023
	in thousands
Senior secured borrowings:
Term Loan Facility	$65,625	$67,500
Convertible term loan	2,262	2,284
Total debt	67,887	69,784
Less: unamortized debt issuance costs	930	1,145
Less: current maturities	3,795	3,795
Noncurrent maturities	$63,162	$64,844
2021 Credit Agreement
On March 8, 2021, the Company entered into a credit agreement (as amended, the “2021 Credit Agreement”) that replaced its prior credit agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity, each with a maturity date of March 8, 2026. Borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under our letters of credit, which as of December 31, 2023 was $3.1 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of December 31, 2023, the interest rate on the Term Loan Facility was 7.30%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of December 31, 2023, we had no borrowings outstanding, $3.1 million of letters of credit issued, and $96.9 million of remaining capacity under the Revolving Credit Facility.
The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of December 31, 2023, the Company was in compliance with the covenants of the 2021 Credit Agreement.
The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.1 million for each of the three months ended December 31, 2023 and 2022. Total amortization of deferred financing costs was $0.2 million for each of the six months ended December 31, 2023 and 2022.
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
Litigation
From time to time, in the normal course of business, the Company is involved in, or subject to, legal proceedings related to its business, including those described below. The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred, and to determine whether accruals are appropriate. The Company expenses legal costs as such costs are incurred.
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
Stockholder Lawsuits
On October 14, 2021, and subsequently amended on June 21, 2022, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period (the "Securities Action"). Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and directors, Apax Partners, L.P., Welsh, Carson, Anderson & Stowe and the underwriters in the Company’s IPO, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and subsequent earnings calls and public filings, and seeking compensatory damages, among other things. On September 13, 2022, the Company and the officer and director defendants and Apax Partners, L.P. and Welsh, Carson, Anderson & Stowe filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted. On December 22, 2023, the District Court granted in part and denied in part the motion to dismiss. The action is now proceeding to discovery.
On April 20, 2022, the Board of Directors of the Company received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, Brian Hall, in connection with the stockholder’s investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On June 28, 2023, upon stipulation of the parties, the court entered an order staying the litigation pending the resolution of the motion to dismiss in the Securities Action or upon fifteen days’ notice by any party to the litigation. On January 22, 2024, upon stipulation of the parties, the court entered an order further staying the litigation pending the close of fact discovery in the Securities Action.
We are currently unable to predict the outcome of these matters.
Other Matters
In the third fiscal quarter of 2023, the Company agreed to settle a wage and hour class action lawsuit in the State of California for a cash payment of $1.2 million. Subsequently, the Company was notified of certain additional individual claims and has agreed to include such claims within the class. As a result, in October 2023, the Company agreed to increase the settlement amount to a total of $1.3 million. The agreement is subject to court approval, which we expect to occur in the second half of fiscal 2024.
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

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
	in thousands		in thousands

Stock options	$216	$261	$439	$533
Profits interests units	253	202	629	456
Restricted stock units	1,297	749	2,521	1,523
Total stock-based compensation expense	$1,766	$1,212	$3,589	$2,512
2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the "2020 Equity Incentive Plan") pursuant to which interests in the LP in the form of Class B Units (profits interests) can be granted to employees, directors, consultants, advisers, and other service providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan, and both performance-based and time-based units have been issued under the plan. As of December 31, 2023, a total of 15,222,837 profits interests units had been granted under the 2020 Equity Incentive Plan.
The Company used the Monte Carlo option model to determine the fair value of the profits interests units at the time of the grant. A total of 2,213,700 Class B Units were awarded during the six months ended December 31, 2023 to the Company's Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer. The assumptions under the Monte Carlo model related to the profits interests units, presented on a weighted-average basis, are provided below:

2023
Expected volatility	74.0-76.0%
Expected life (years) - time vesting units	3.0 - 3.1
Interest rate	4.52 - 4.57%
Dividend yield	—
Weighted-average fair value	$1.95 - 2.17
Fair value of underlying stock	$5.53 - 7.27
A summary of profits interests activity for the six months ended December 31, 2023 is as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2023	1,264,337	$1.28
Granted	1,106,850	$6.21
Forfeited	(380,679)	$1.28
Vested	(703,395)	$1.28
Outstanding balance, December 31, 2023	1,287,113	$5.52

Performance-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2023	2,118,558	$0.57
Granted	1,106,850	$1.85
Forfeited	(1,853,737)	$0.57
Vested	—	$—
Outstanding balance, December 31, 2023	1,371,671	$1.60
The total unrecognized compensation cost related to profits interests units outstanding as of December 31, 2023 was $4.0 million, comprised (i) $1.8 million related to time-based unit awards expected to be recognized over a weighted-average period of 2.9 years and (ii) $2.2 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
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

Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the six months ended December 31, 2023 is as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2023	1,873,794	$10.10
Granted	437,248	$5.53
Forfeited	(23,493)	$4.56
Vested	(329,707)	$5.88
Outstanding balance, December 31, 2023	1,957,842	$9.86
The total unrecognized compensation cost related to time based restricted stock units outstanding as of December 31, 2023 was $7.6 million and is expected to be recognized over a weighted-average period of 1.9 years.
A summary of performance based vesting restricted stock units activity for the six months ended December 31, 2023 is as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2023	258,767	$5.18
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, December 31, 2023	258,767	$5.18
The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of December 31, 2023 was $0.6 million and is expected to be recognized over a weighted-average period of 1.9 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the six months ended December 31, 2023 is as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2023	716,661	$1.43
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, December 31, 2023	716,661	$1.43

Exercisable balance, December 31, 2023	330,761	$0.18

The total unrecognized compensation cost related to time-based vesting stock options outstanding as of December 31, 2023 was $0.2 million and is expected to be recognized over a weighted-average period of 1.8 years.
A summary of performance-based vesting stock option activity for the six months ended December 31, 2023 is as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2023	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, December 31, 2023	776,299	$3.08
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of December 31, 2023 was $1.1 million and is expected to be recognized over a weighted-average period of 2.0 years.
Note 11: Acquisitions
On December 1, 2023, the Company acquired all of the issued and outstanding membership interests of two California-based PACE programs, ConcertoCare PACE of Bakersfield, LLC and ConcertoHealth PACE of Los Angeles, LLC (collectively "Concerto"), from Perfect Health, Inc. d/b/a ConcertoCare, a tech-enabled, value-based provider of at-home, comprehensive care for seniors and other adults with unmet health and social needs, for $23.9 million. We believe the Concerto acquisition compliments our California PACE centers. The acquisition was funded through cash on hand. Results of operations from the acquisition are included in our condensed consolidated Statements of Operations for the three and six months ended December 31, 2023 and were not significant to our results. We incurred costs related to the acquisition of approximately $0.1 million during the six months ended December 31, 2023. Acquisition related costs were expensed as incurred and have been recorded in corporate, general and administrative expenses in our condensed consolidated Statements of Operations.
The Concerto acquisition was accounted for using the purchase method of accounting. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values of assets acquired and liabilities assumed may change as the valuation of intangible assets and overall purchase price allocation is being finalized. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill recognized represents the estimated future economic benefits arising from expected growth opportunities for the Company and is not deductible for income tax purposes.
The following table presents a preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date:

December 1, 2023
in thousands
Cash Consideration	$23,916
Total Consideration	$23,916

Accounts receivable, net	$563
Prepaid expenses	330
Property and equipment, net	7,969
Operating lease assets	6,892
Goodwill	17,348
Deposits and other	343
Accounts payable and accrued expenses	(353)
Reported and estimated claims	(111)
Operating lease obligations	(8,941)
Finance lease obligations	(124)
Fair value of assets and liabilities	$23,916
Note 12: Income Taxes
The Company recorded an income tax expense of $0.1 million and an income tax benefit of $2.9 million for the three months ended December 31, 2023 and 2022, respectively. The Company recorded an income tax expense of $0.3 million and an income tax benefit of $6.4 million for the six months ended December 31, 2023 and 2022, respectively. This represents an effective tax rate of (2.5)% and 20.9% for the three months ended December 31, 2023 and 2022, respectively. This represents an effective tax rate of (2.2)% and 20.9% for the six months ended December 31, 2023 and 2022, respectively.
The effective rate for the six months ended December 31, 2023 was different from the federal statutory rate primarily due to the Company’s book loss offset partially by disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m), disallowed stock options related to the profit interest units, exclusion of losses from entities not subject to tax, lobbying expenses, and the increase in the Company's valuation allowance against Net operating losses which occurred during the three-month period.
The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the six-month period ended December 31, 2023, the Company determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company also determined it is not "more likely than not" that the deferred tax assets associated with certain federal net operating losses will be realized and as such has included a valuation allowance against these federal deferred tax assets. The Company has provided $16.8 million at December 31, 2023 and $8.3 million at June 30, 2023, as a valuation allowance against its deferred tax assets for federal and state net operating losses where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.

Note 13: Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted EPS. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three and six months ended December 31, 2023, 391,598 and 377,025 potentially diluted securities were excluded from the weighted-average shares used to calculate the diluted net loss per common share, respectively, as they would have an anti-dilutive effect. During the three and six months ended December 31, 2022, 424,316 and 14,076 potentially dilutive securities were excluded from the weighted average shares used to calculate the diluted net loss per common share, respectively, as they would have an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended December 31,		Six months ended December 31,
in thousands, except share values	2023	2022	2023	2022
Net loss attributable to InnovAge Holding Corp.	$(3,447)	$(9,793)	$(13,751)	$(22,866)
Weighted average common shares outstanding (basic)	135,887,613	135,578,888	135,839,007	135,572,503
EPS (basic)	$(0.03)	$(0.07)	$(0.10)	$(0.17)

Dilutive shares	—	—	—	—
Weighted average common shares outstanding (diluted)	135,887,613	135,578,888	135,839,007	135,572,503
EPS (diluted)	$(0.03)	$(0.07)	$(0.10)	$(0.17)
Note 14: Segment Reporting
The Company applies ASC Topic 280, "Segment Reporting," which establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about operations, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the Company’s chief executive officer, who is the chief operating decision maker (“CODM”), and for which discrete financial information is available. The Company has determined that it has three operating segments, two of which are related to the Company’s PACE offering. The PACE-related operating segments are based on two geographic divisions, which are East and West. Due to the similar economic characteristics, nature of services, and customers, we have aggregated our East and West operating segments into one reportable segment for PACE. The Company’s remaining operating segment primarily relates to Senior Housing, which is an immaterial operating segment, and shown below as "Other" along with certain corporate unallocated expenses.
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
The Company’s management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. Center-level Contribution Margin is defined as total segment revenues less external provider costs and cost of care (excluding depreciation and amortization). The Company allocates corporate level expenses to its segments with a majority of the allocation going to the PACE segment.

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the three months ended December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
(In thousands)	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$188,561	$—	$188,561	$167,140	$—	$167,140
Other service revenue	68	269	337	99	217	316
Total revenues	188,629	269	188,898	167,239	217	167,456
External provider costs	100,964	—	100,964	93,507	—	93,507
Cost of care, excluding depreciation and amortization	54,171	150	54,321	51,184	192	51,376
Center-Level Contribution Margin	33,494	119	33,613	22,548	25	22,573
Overhead costs(2)	31,108	—	31,108	32,532	59	32,591
Depreciation and amortization	4,178	112	4,290	3,555	107	3,662
Interest expense, net	890	45	935	177	46	223
Other income	(874)	—	(874)	(444)	—	(444)
Other expense	1,882	—	1,882	—	—	—
Loss Before Income Taxes	$(3,690)	$(38)	$(3,728)	$(13,272)	$(187)	$(13,459)
The following table summarizes the operating results regularly provided to the CODM by reportable segment for the six months ended December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$370,734	$—	$370,734	$338,071	$—	$338,071
Other service revenue	153	495	648	176	427	603
Total revenues	370,887	495	371,382	338,247	427	338,674
External provider costs	200,322	—	200,322	189,744	—	189,744
Cost of care, excluding depreciation and amortization	109,267	303	109,570	104,595	338	104,933
Center-Level Contribution Margin	61,298	192	61,490	43,908	89	43,997
Overhead costs(2)	65,425	9	65,434	67,107	79	67,186
Depreciation and amortization	8,334	225	8,559	6,881	214	7,095
Interest expense, net	1,506	90	1,596	735	91	826
Other income	(1,517)	—	(1,517)	(480)	—	(480)
Other expense	1,882	—	1,882	—	—	—
Income (Loss) Before Income Taxes	$(14,332)	$(132)	$(14,464)	$(30,335)	$(295)	$(30,630)
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
Note 15: Related Party Transactions
Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, the general partner, which is a subsidiary of the Company (the “General Partner”), funds operating deficits and shortfalls of PWD in the form of a loan. At each of December 31, 2023 and June 30, 2023, $0.7 million was recorded in Deposits and other. Additionally, the General Partner is paid an administration fee of $35,000 per year.

Note 16: Subsequent Events

The Company has evaluated subsequent events through the date on which the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to our management. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties, including those discussed below and in the section entitled “Cautionary Note on Forward-Looking Statements.” Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“2023 10-K”).
Overview
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of December 31, 2023, the Company served approximately 6,780 PACE participants, and operated 18 PACE centers across California, Colorado, New Mexico, Pennsylvania, and Virginia.
Trends and Uncertainties Affecting the Company
Macroeconomic conditions. During fiscal year 2024, the U.S. continued to wrestle with inflation and increased wages due to labor shortages and increased competition among healthcare professionals. In fiscal year 2022 and 2023, in response to high levels of inflation, we implemented various mitigation strategies to reduce costs of operation, including, consolidating services, price negotiations with providers and vendors and limiting corporate staffing, effecting a reduction in workforce in December 2022. For example, in fiscal year 2023, we launched and conducted several initiatives intended to lower certain of our costs, including limiting corporate staffing, effecting a reduction in workforce in December 2022, and optimizing working capital. The Company has continued these mitigation strategies during the six months ended December 31, 2023. For example, in October 2023, we conducted an additional planned reduction in workforce involving approximately 1.6% of our workforce. In connection with the planned reduction, we incurred approximately $0.3 million of charges associated with employee severance and benefits costs during the three months ended December 31, 2023. The effects of inflation, after accounting for these mitigation strategies, were immaterial to our financial results for the three and six months ended December 31, 2023. We expect to continue to experience elevated operating expenses for the remainder of fiscal 2024 for similar reasons. Although we expect to continue mitigation efforts, there can be no assurance that our strategies will be sufficient.
Increased cost of care. Cost of care and related cost per participant increased for the six months ended December 31, 2023 compared to 2022, partially as a result of increased salaries, wages and benefits associated with increased headcount and higher wage rates and increased fleet and contract transportation costs due to an increase in center attendance and external appointments as well as increased costs related to growing census. Additionally, external provider costs have increased in the six month period ended December 31, 2023 compared to 2022 associated with annual increases in assisted living and nursing facility unit cost and general medical inflation. We will continue to evaluate increased costs and methods to mitigate or offset such increases.
Census and capitation revenue. On May 11, 2023 the President allowed the national emergency and public health emergency declarations related to the COVID-19 pandemic to expire. While states have resumed processing new Medicaid applications and redeterminations of beneficiary eligibility, the healthcare industry has experienced increased delays in the processing of such applications. The Company completes annual Medicaid redeterminations, which enables the Company to monitor ongoing eligibility status, assist Participant’s through the redetermination process, address potential issues with eligibility in real time, and track future renewal dates. However, as a result of the aforementioned delays, the Company has experienced an increase in gaps of eligibility with redetermination applications. While the participants continue to receive care and remain enrolled with the Company during this time, the effect of such delays temporarily halts Medicaid revenue related to any closed application and simultaneously increases our risk of revenue recovery. In an effort to mitigate these risks, the Company continues to utilize State approved third-party eligibility partners to expedite applications, escalate delayed cases to State administrators, and pursue safe discharges for individuals who are truly ineligible. Being eight months into the public health emergency unwind period, there has not been a material effect on the Company’s financial statements or operations. The Company is seeing trends of aging report accounts and financial losses normalizing to pre-public health emergency levels. We expect these trends to continue for the remainder of fiscal year 2024.

Labor market. The healthcare sector is currently experiencing a complex set of challenges in hiring additional professionals. We believe these challenges are a result of a combination of factors beyond the direct impact of the COVID-19 pandemic. Specifically, the demand for healthcare services has been steadily increasing due to an aging population and a greater focus on health and wellness in society. In addition, there are systemic challenges related to workforce training and the pipeline of qualified professionals, which have not kept pace with this growing demand. Furthermore, high inflation experienced during fiscal year 2023 and which has continued through fiscal year 2024 has increased the cost of living, and subsequently, wage pressure for healthcare professionals, with a shift towards an employee-centric market with an emphasis on competitive compensation, flexibility and professional growth opportunities, which has contributed to an increasingly competitive labor market. In an effort to mitigate the effects of these challenges, we have adopted strategies to offer competitive compensation packages. Partially as a result of increased competition and other market trends, in conjunction with increased staffing related to compliance and remediation efforts in our centers, there has been an increase in the cost of care for the six months ended December 31, 2023 compared to the comparable period last year, as discussed in "Results of Operations" below.
Additionally, on October 13, 2023, California passed into law California Senate Bill No. 525 ("SB 525"), which raises the minimum wage for many California healthcare workers, effective as of June 1, 2024. Although PACE centers are not covered by SB 525, many of our contractors and other third-party providers are impacted by SB 525, and they may renegotiate agreements with our centers to cover their increased labor costs. Additionally, competition with other healthcare providers who are required to increase wages under SB 525 could materially increase our labor costs. We will continue to evaluate the impact of this legislation on our business.
Finally, on October 27, 2023, following a demand from a labor union for the Company to recognize it as the collective bargaining representative of the nurses and certified nurse assistants in our Pennsylvania centers, we filed a petition with the National Labor Relations Board to conduct two elections. The National Labor Relations Board conducted the elections on December 6, 2023, at which the nurses and certified nurse assistants in our Pennsylvania centers voted to unionize. These employees represent approximately 1% of our total workforce. Collective bargaining has not yet commenced. While we cannot predict the terms or timing of any resulting collective bargaining agreement, we currently do not expect the impact from any such future negotiated collective bargaining agreements and costs for unionized employees to have a material effect on our costs of labor or operations. However, we cannot predict whether other employees will follow a similar course of action.
For additional information on the various risks posed by macroeconomic events, regulation, and employee matters, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2023 10-K and in Part II, Item 1A of this Form 10-Q.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our ability to effectively implement post-sanction remediation efforts in our centers as a result of our recent audits and maintain high quality of regulatory compliance. The Company’s priority is to continue to remediate the deficiencies raised in audit processes (including recent and new audits) and to implement post-sanction corrective actions, where required, as well as maintain high quality of regulatory compliance in all its centers. As part of its actions to do so, the Company has worked with the appropriate authorities to make the necessary changes within the Company to improve care coordination and care documentation among our centers, including working to fill critical personnel gaps at our centers, standardizing the process of our Interdisciplinary Care Teams (“IDTs”), strengthening our home care network and reliability, improving timelines of scheduling and coordinating care with providers outside our centers, among others.
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.42 based on InnovAge data as of December 31, 2023; and (ii) we manage Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all of participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive per member, per month (“PMPM”) payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based, taking into account the underlying medical conditions and frailty of each participant. We continue to work on expanding payer capabilities so that our revenue more accurately reflects the acuity of the populations we serve.
•Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators, such as the ones we were subject to in our Sacramento, California and Colorado centers.
•Our ability to maintain high participant satisfaction and retention. We achieved a 86% participant satisfaction rating as of September 30, 2023, measured as composite of participant satisfaction across ten categories, and average participant tenure was 3.2 years as of December 31, 2023, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 5.9% annually over the last three fiscal years. Approximately 71% of our historical disenrollments have been involuntary, due primarily to participant death or otherwise due to participants moving out of our service areas.
•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. Our participants are among the most frail and medically complex individuals in the U.S. healthcare system, and average acuity rises with the passage of time. The risk pool of our population became more acute in fiscal year 2023 as we were not able to replenish our population mix with newer, lower-acuity participants as a result of State sanctions, and as a result, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 84% of our revenue in the six months ended December 31, 2023. While we are liable for potentially large medical claims, our care model focuses on delivering high-quality medical care in cost efficient, community-based settings as a means of avoiding costly inpatient and outpatient services. However, our participants retain the freedom to seek care at sites of their choice, including hospitals and emergency rooms; we do not restrict participant access to care.
•Center-level Contribution Margin. As we serve more participants in existing centers, we leverage our fixed cost base at those centers and the value of a center to our business increases over time. The enrollment sanctions in Sacramento, California and Colorado limited our ability to grow our participant census and impacted Center-level Contribution Margin in fiscal 2022 and the first half of fiscal 2023. We were fully released from those sanctions in Colorado in January 2023 and in California in May 2023. The Company continues post-sanction monitoring, and is currently able to enroll new participants at all of its centers. For the six months ended December 31, 2023, census has grown 1.2% compared to the six months ended December 31, 2022.
•Our ability to expand via de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including sanctions issued by regulators, such as the ones imposed on our Sacramento, California and Colorado centers in 2021. As a result of such sanctions, we were precluded from, or voluntarily suspended efforts to, open de novo centers.
On January 1, 2024, we opened a PACE center in Tampa, Florida, which has opened enrollment to various surrounding counties, and continue our efforts to obtain the licensure required to open a PACE center in Orlando, Florida.
All new PACE centers are subject to annual federal and state audits for the first three years after opening. In October 2023, CMS and the California Department of Health Care Services (“DHCS) conducted a joint routine audit of our Sacramento center. On December 27, 2023, we received the final audit report from CMS for which we submitted a routine corrective action plan (CAP) that follows every audit. On January 22, 2024, CMS approved that CAP. On January 23, 2024, DHCS notified us of their preliminary audit findings at our Sacramento center and that, based on concerns that it had been alerted to, it will be conducting a medical review of our San Bernardino center. In response to both of these matters, DHCS notified us that it is suspending its attestations in support of the planned de novo center in Downey and the recently acquired planned de novo center in Bakersfield. On February 1, 2024, we received the final audit results from DHCS notifying us of identified deficiencies at our Sacramento center, some of which fall under the same categories as those that formed the basis of the enrollment freeze in 2021. While these de novo centers are precluded from opening at this time, DHCS notified us that it would consider restoring the State Attestations upon our successful remediation of the deficiencies raised in our Sacramento center and its completion of the medical review (and any potential resultant remediation that may be required) in our San Bernardino center. We believe we have in place the policies, processes and systems to correct the identified deficiencies as we did in connection with the 2021 enrollment freeze.
•Execute tuck-in acquisitions. From fiscal year 2019 through fiscal year 2021, we acquired and integrated three PACE organizations, expanding our InnovAge Platform to one new state and four new markets through those acquisitions. Additionally, in the second fiscal quarter of 2024, we completed an acquisition of two PACE programs in California from ConcertoCare, which included one operating center in the Crenshaw neighborhood of Los Angeles and a second program in the process of its application for licensure in Bakersfield, California. We remain disciplined in our approach to acquisitions and in the past have executed multiple types of transactions, including turnarounds and non-profit conversions. When integrating acquired programs, we work closely with key constituencies, including local governments, health systems and senior housing providers, to enable continuity of high-quality care for participants.
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
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and due to additional costs we are incurring or expect to incur in connection with our current and future audits to our centers, our post-audit remediation plans and current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. We are building capabilities to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends. Accordingly, in the short term, we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
•Seasonality of our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus, being more prevalent during colder months of the year, which generally increases per-participant costs, specifically in 2024, we expect to see some increase in inpatient and short stay nursing home utilization as well as increased acuity of our participant mix; and (ii) the number of business days in a period, with shorter periods generally having lower medical costs, all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received by CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Where there is a difference between our estimate and the final determination from CMS, we may receive incremental true-up revenue or be required to repay certain amounts. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility into nor control over the timing of such payments.

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
Results of Operations
The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
in thousands	2023	2022	2023	2022
Revenues
Capitation revenue	$188,561	$167,140	$370,734	$338,071
Other service revenue	337	316	648	603
Total revenues	188,898	167,456	371,382	338,674
Expenses
External provider costs	100,964	93,507	200,322	189,744
Cost of care, excluding depreciation and amortization	54,321	51,376	109,570	104,933
Sales and marketing	5,859	3,774	11,237	8,187
Corporate, general and administrative	25,249	28,817	54,197	58,999
Depreciation and amortization	4,290	3,662	8,559	7,095
Total expenses	190,683	181,136	383,885	368,958
Operating Loss	$(1,785)	$(13,680)	(12,503)	(30,284)

Other Income (Expense)
Interest expense, net	(935)	(223)	(1,596)	(826)
Other income	874	444	1,517	480
Other expense	(1,882)	—	(1,882)	—
Total other expense	(1,943)	221	(1,961)	(346)
Loss Before Income Taxes	(3,728)	(13,459)	(14,464)	(30,630)
Provision (Benefit) for Income Taxes	93	(2,912)	319	(6,383)
Net Loss	$(3,821)	$(10,547)	$(14,783)	$(24,247)
Less: net loss attributable to noncontrolling interests	(374)	(754)	(1,032)	(1,381)
Net Loss Attributable to InnovAge Holding Corp.	$(3,447)	$(9,793)	$(13,751)	$(22,866)
Revenues

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
in thousands
Capitation revenue	$188,561	$167,140	$21,421	12.8%	$370,734	$338,071	$32,663	9.7%
Other service revenue	337	316	21	6.6%	648	603	45	7.5%
Total revenues	$188,898	$167,456	$21,442	12.8%	$371,382	$338,674	$32,708	9.7%

Capitation revenue. Capitation revenue was $188.6 million for the three months ended December 31, 2023 an increase of $21.4 million, or 12.8%, compared to $167.1 million for the three months ended December 31, 2022. This increase was driven by a $15.8 million, or 9.1%, increase in capitation rates coupled with $5.6 million, or 3.4%, increase in member months. The increase in capitation rates was primarily driven by (i) a 7.0% annual increase in Medicaid capitation rates as determined by the States and (ii) an 11.8% increase in Medicare capitation rates as a result of increased risk score and county rates coupled with a one-time true up outside of the regular payment cycle. The increase in member months is primarily due to the release from sanctions at our Colorado and Sacramento centers.
Capitation revenue was $370.7 million for the six months ended December 31, 2023, an increase of $32.7 million, or 9.7% compared to $338.1 million for the six months ended December 31, 2022. This increase was driven by a $28.7 million, or 8.4%, increase in capitation rates coupled with a $3.9 million, or 1.2%, increase in member months. The increase in capitation rates include a 6.9% annual increase in Medicaid rates and a 10.3% increase in Medicare rates.
Operating Expenses

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
in thousands
External provider costs	$100,964	$93,507	$7,457	8.0%	$200,322	$189,744	$10,578	5.6%
Cost of care (excluding depreciation and amortization)	54,321	51,376	2,945	5.7%	109,570	104,933	4,637	4.4%
Sales and marketing	5,859	3,774	2,085	55.2%	11,237	8,187	3,050	37.3%
Corporate, general, and administrative	25,249	28,817	(3,568)	(12.4)%	54,197	58,999	(4,802)	(8.1)%
Depreciation and amortization	4,290	3,662	628	17.1%	8,559	7,095	1,464	20.6%
Total operating expenses	$190,683	$181,136	$9,547		$383,885	$368,958	$14,927
External provider costs. External provider costs were $101.0 million for the three months ended December 31, 2023, an increase of $7.5 million, or 8.0%, compared to $93.5 million for the three months ended December 31, 2022. The increase was primarily driven by an increase of $4.3 million, or 4.4%, in cost per participant coupled with an increase of $3.2 million, or 3.4% in member months. The increase in cost per participant was primarily driven by an annual increase in pharmacy cost, an increase in assisted living utilization and unit cost, and an increase in outpatient services utilization. This was partially offset by a decrease in permanent nursing facility utilization.
External provider costs were $200.3 million for the six months ended December 31, 2023, an increase of $10.6, or 5.6%, compared to $189.7 for the six months ended December 31, 2022. This increase was primarily driven by an increase of $8.4 million, or 4.4%, in cost per participant coupled with an increase of $2.2 million, or 1.2%, in member months. The increase in cost per participant was primarily driven by an annual increase in pharmacy cost, an increase in assisted living utilization and unit cost, and an increase in outpatient services utilization. This is partially offset by a decrease in permanent and short stay nursing facility utilization.
Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $54.3 million for the three months ended December 31, 2023, an increase of $2.9 million, or 5.7%, compared to $51.4 million for the three months ended December 31, 2022, primarily due to an increase of $1.2 million, or 2.3%, in cost per participant coupled with an increase of $1.7 million, or 3.4%, in member months. The increase was primarily driven by (i) a $3.1 million increase in salaries, wages and benefits associated with increased headcount and higher wage rates, (ii) $0.9 million in increased building maintenance and security, and (iii) $0.4 million in increased fleet expense and contract transportation a result of an increase in center attendance and an increase in external appointments, partially offset by $1.0 million reduction in third party audit and compliance support.
Cost of care (excluding depreciation and amortization) expense was $109.6 million for the six months ended December 31, 2023, an increase of $4.6 million, or 4.4%, compared to $104.9 million for the six months ended December 31, 2022, primarily due to an increase of $3.4 million, or 3.2%, in cost per participant coupled with an increase of $1.2 million, or 1.2%, in member months. The increase was primarily driven by (i) a $4.5 million increase in salaries, wages and benefits associated with increased headcount and wage rate, (ii) $1.5 million in increased building maintenance and security, and (iii) $1.8 million in increased fleet expense as a result of an increase in center attendance and an increase in external appointments, partially offset by $2.5 million reduction in third party audit and compliance support.

Sales and marketing. Sales and marketing expenses were $5.9 million for the three months ended December 31, 2023, an increase of $2.1 million, or 55.2%, compared to $3.8 million for the three months ended December 31, 2022, primarily due to increased marketing spend and headcount as a result of the sanction release in our Colorado and Sacramento centers.
Sales and marketing expense were $11.2 million for the six months ended December 31, 2023, an increase of $3.1 million, or 37.3%, compared to $8.2 million for the six months ended December 31, 2022, primarily due to increased marketing spend and headcount as a result of the sanction release in our Colorado and Sacramento centers.
Corporate, general and administrative. Corporate, general and administrative expenses were $25.2 million for the three months ended December 31, 2023, a decrease of $3.6 million, or 12.4%, compared to $28.8 million for the three months ended December 31, 2022. The decrease was primarily due to (i) a $2.9 million reduction in third party legal expense, (ii) a $0.6 million reduction in insurance expense, (iii) a $1.3 million reduction in consulting expense associated with improving organizational capabilities including the transition to a new electronic medical record ("EMR") system, (iv) $1.0 million reduction in contract staff augmentation, and (iv) $0.9 million reduction in recruiting expense. These decreases in cost were partially offset by (i) $1.5 million increase in employee compensation and benefits as the result of an increase in headcount to support compliance and bolster organizational capabilities, (ii) $1.1 million in bad debt expense, and (iii) $0.3 million in license fees.
Corporate, general and administrative expenses were $54.2 million for the six months ended December 31, 2023, a decrease of $4.8 million, or 8.1%, compared to $59.0 million for the six months ended December 31, 2022. This decrease was primarily due to (i) a $2.7 million reduction in third party legal expense, (ii) $1.2 million reduction in insurance expense, (iii) $2.9 million reduction in consulting expense associated with improving organizational capabilities including the transition to a new EMR, (iv) $1.2 million reduction in contract staff augmentation, and (v) $1.4 million reduction in recruiting expense. These decreases were partially offset by (i) a $2.1 million increase in employee compensation and benefits as the result of an increase in headcount, (ii) $0.6 million in bad debt expense, (iii) $0.5 million in consulting costs associated with Sarbanes-Oxley Act of 2002 compliance and internal audit. and (iv) $1.2 million in software license and maintenance expense, inclusive of Epic license fees.
Other Income (Expense)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	$	%	2023	2022	$	%
in thousands
Interest expense, net	$(935)	$(223)	$(712)	319.3%	$(1,596)	$(826)	$(770)	93.2%
Other income	874	444	430	96.8%	1,517	480	1,037	216.0%
Other expense	$(1,882)	$—	$(1,882)	100.0%	$(1,882)	$—	$(1,882)	100.0%
Total other expense	$(1,943)	$221	$(2,164)		$(1,961)	$(346)	$(1,615)
Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $0.9 million for the three months ended December 31, 2023, an increase of $0.7 million, or 319.3%, compared to $0.2 million for the three months ended December 31, 2022. The increase was primarily due to interest income of $0.9 million from money market funds offsetting interest expense of $1.8 million for the three months ended December 31, 2023. Interest expense of $1.1 million was offset by interest income of $0.8 million during the three months ended December 31, 2022.
Interest expense, net was $1.6 million for the six months ended December 31, 2023, an increase of $0.8 million, or 93.2%, compared to $0.8 million for the six months ended December 31, 2022. This increase is due to interest expense of $3.6 million offset by interest income of $2.0 million from money market accounts during the six months ended December 31, 2023. During the six months ended December 31, 2022, interest expense of $2.1 million was offset by interest income of $1.2 million.
Other income. Other income consists primarily of the net proceeds received from the sale of or disposal of property and equipment and unrealized gains and losses related to short-term investments. Other income for the three months ended December 31, 2023 increased $0.4 million, or 96.8%, when compared to the three months ended December 31, 2022. The increase was primarily due to dividends received from our short-term investments of $0.6 million for the three months ended December 31, 2023 compared to dividends of $0.2 million for the three months ended December 31, 2022.

Other income was $1.5 million for the six months ended December 31, 2023, an increase of $1.0 million, or 216.0%, compared to $0.5 million for the six months ended December 31, 2022. This increase was primarily due to dividends received of $1.2 million during the six months ended December 31, 2023 compared to dividends of $0.2 million for the six months ended December 31, 2022.
Other expense. Other expense was $1.9 million for the three and six months ended December 31, 2023, an increase of $1.9 million, or 100.0%, compared to zero for the three and six months ended December 31, 2022. Subsequent to December 31, 2023, we noted indicators of impairment in our minority equity investment of Jetdoc. We determined that indicators were present as of the reporting date, and recognized impairment losses of $1.9 million during the three and six months ended December 31, 2023. No observable price changes or impairments were recorded during the three and six months ended December 31, 2022.
Provision for Income Taxes
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC ("SH1") and InnovAge Sacramento have elected to be taxed as partnerships, and no provision for income taxes for SH1 or InnovAge Sacramento is included in these condensed consolidated financial statements.
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
During the three months ended December 31, 2023 and 2022, we reported provision for income taxes of $0.1 million and benefit of $2.9 million, respectively. During the six months ended December 31, 2023 and 2022, we reported a provision for income taxes of $0.3 million and benefit of $(6.4) million, respectively. The decrease of $6.7 million is primarily due (i) our pretax book loss recognized during the six months ended December 31, 2023, as compared to pretax book loss recognized during the six months ended December 31, 2022 and (ii) the change in our valuation allowance.
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
Net Loss
During the six months ended December 31, 2023 and 2022, we reported net loss of $14.8 million and $24.2 million, respectively, consisting of (i) loss from operations of $12.5 million and $30.3 million, respectively, (ii) other expense of $2.0 million and $0.3 million, respectively, and (iii) a provision for income taxes of $0.3 million and benefit of $6.4 million, respectively, each as described above.
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

	Six months ended December 31,
	2023	2022
	dollars in thousands
Key Business Metrics:
Centers(a)	18	18
Census(b)	6,780	6,460
Total Member Months(b)	39,670	39,210

Center-level Contribution Margin	$61,490	$43,997
Center-level Contribution Margin as a % of revenue	16.6%	13.0%

GAAP Measures:
Net income (loss)	$(14,783)	$(24,247)
Net loss margin	(4.0)%	(7.2)%

Non-GAAP Measures:
Adjusted EBITDA(c)	$9,997	$(5,768)
Adjusted EBITDA Margin(c)	2.7%	(1.7)%
________________________
(a)During the second quarter ended December 31, 2023, the Company acquired two PACE programs in California from ConcertoCare, one of which is operational. With the addition of the operational ConcertoCare PACE program, the Company operated 18 PACE centers as of December 31, 2023. During the third quarter ended March 31, 2023, the Company consolidated its Germantown LIFE center with its Allegheny and Henry Avenue LIFE centers in Pennsylvania.
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
Center-level Contribution Margin
The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expenses or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $61.5 million and

$44.0 million for the six months ended December 31, 2023 and 2022, respectively. The increase in Center-level Contribution Margin for the six months ended December 31, 2023 was primarily due to a 9.7% increase in total revenue, offset by a 5.6% increase in external provider costs during the same period. For more information relating to Center-level Contribution Margin, see Note 14 “Segment Reporting” to our consolidated financial statements. A reconciliation of Center-level Contribution Margin to loss before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	Six Months Ended December 31, 2023			Six Months Ended December 31, 2022
(In thousands)	PACE	All other	Totals	PACE	All other(1)	Totals
Capitation revenue	$370,734	$—	$370,734	$338,071	$—	$338,071
Other service revenue	153	495	648	176	427	603
Total revenues	370,887	495	371,382	338,247	427	338,674
External provider costs	200,322	—	200,322	189,744	—	189,744
Cost of care, excluding depreciation and amortization	109,267	303	109,570	104,595	338	104,933
Center-Level Contribution Margin	61,298	192	61,490	43,908	89	43,997
Overhead costs(a)	65,425	9	65,434	67,107	79	67,186
Depreciation and amortization	8,334	225	8,559	6,881	214	7,095
Interest expense, net	1,506	90	1,596	735	91	826
Other income	(1,517)	—	(1,517)	(480)	—	(480)
Other expense	1,882	—	1,882	—	—	—
Loss Before Income Taxes	$(14,332)	$(132)	$(14,464)	$(30,335)	$(295)	$(30,630)
Loss Before Income Taxes as a % of revenue			(3.9)%			(9.0)%
Center- Level Contribution Margin as a % of revenue			16.6%			13.0%
_________________________________

(a)Overhead consists of the sales and marketing and corporate, general and administrative financial statement line items.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted for interest expense, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, litigation costs and settlements, M&A and de novo center development, business optimization, electronic medical record ("EMR") implementation and loss on minority equity interest investment. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the six months ended December 31, 2023 and 2022, net loss was $14.8 million and $24.2 million, respectively, representing a year-over-year decrease of 39.0%. Adjusted EBITDA was $10.0 million and ($5.8 million), for the six months ended December 31, 2023 and 2022, respectively, representing a year-over-year increase of 273.3%. For the six months ended December 31, 2023, net loss margin was 4.0%, as compared to net loss margin of 7.2% for the six months ended December 31, 2022. For the six months ended December 31, 2023, our Adjusted EBITDA margin was 2.7%, as compared to our Adjusted EBITDA margin for the six months ended December 31, 2022 of negative 1.7%. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily from (i) increased capitation rates and (ii) lower corporate, general and administrative costs partially offset by, (i) increased center-level headcount and wage rates associated with a competitive labor market, and (ii) increased housing utilization and unit cost as mandated by the states.
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
A reconciliation of net loss to Adjusted EBITDA, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022

Net loss	$(3,821)	$(10,547)	$(14,783)	$(24,247)
Interest expense, net	935	223	1,596	826
Depreciation and amortization	4,290	3,662	8,559	7,095
Provision (benefit) for income tax	93	(2,912)	319	(6,383)
Stock-based compensation	1,766	1,212	3,589	2,512
Litigation costs and settlement(a)	198	1,282	1,905	1,238
M&A and de novo center development(b)	284	336	693	622
Business optimization(c)	774	2,846	2,933	10,035
EMR implementation(d)	1,370	1,944	3,304	2,534
Loss on minority equity interest(e)	$1,882	$—	$1,882	$—
Adjusted EBITDA	$7,771	$(1,954)	$9,997	$(5,768)
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
(c)Reflects charges related to business optimization initiatives. Such charges related to one-time investments in projects designed to enhance our technology and compliance systems, improve and support the efficiency and effectiveness of our operations, and third party support to address efforts to remediate deficiencies in audits. For the three months ended December 31, 2023 this includes (i) $0.3 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities (ii) $0.3 million of costs related to severance and other organizational costs and (iii) $0.2 million related to other non-recurring charges. For the three months ended December 31, 2022 this includes (i) $0.5 million related to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $0.8 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing capabilities, and strengthen our enterprise capabilities and (iii) $0.1 million for related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the six months ended December 31, 2023 this includes (i) $2.1 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities (ii) $0.3 million of costs related to severance and other organizational costs and (iii) $0.5 million related to charges for technology improvements, environmental, sustainability, and governance reporting, and other non-recurring charges. For the six months ended December 31, 2022 this includes (i) $1.2 million related to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $5.1 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing payor capabilities, and strengthen our enterprise capabilities, and (iii) $0.7 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(d)Reflects non-recurring expenses relating to the implementation of a new EMR vendor.
(e)Reflects impairment charges related to our minority equity interest in Jetdoc, Inc.

Liquidity and Capital Resources
General
To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and from the sale of common stock in our IPO that occurred in March 2021. As of December 31, 2023, we had cash and cash equivalents of $54.1 million, a decrease of $73.1 million from June 30, 2023. The decrease in cash and cash equivalents was primarily due to a payment of $23.9 million for the acquisition of the ConcertoCare PACE centers during the second quarter of fiscal year 2024 and timing of cash receipts for services provided. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined in Note 8, “Long-Term Debt” to the condensed consolidated financial statements) due 2026, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2028 and 2032, respectively, (iii) the operations of our business, including special projects such as our transition to a new EMR vendor, with respect to which we incurred non-recurring implementation costs over the last three months, and expect to incur ongoing costs through 2024 and beyond, and third party support to address remediation efforts, (iv) income tax payments, which are generally due on a quarterly and annual basis, and (v) capital additions, which included costs relating to the acquisition of the ConcertoCare PACE centers that took place during the second quarter of fiscal year 2024, and the development of de novo centers, including those in Florida and California. We also invest and for the foreseeable future expect to continue investing in the effective implementation of post-sanction corrective remediation plans (CAPs) and other corrective initiatives as a result of deficiencies found during audits at some of our centers, and our ability to continually provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis.
As of December 31, 2023, we had $67.9 million of long-term debt outstanding. As of December 31, 2023, we had future minimum operating lease payments under non-cancellable leases through the year 2032 of $37.5 million. We also had non-cancellable finance lease agreements with third parties through the year 2028 with future minimum payments of $18.3 million. For additional information, see Note 7, “Leases”, Note 8, “Long-Term Debt”, and Note 9, “Commitments and Contingencies” in our condensed consolidated financial statements.
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
On March 8, 2021, the Company entered into a credit agreement (as amended, the "2021 Credit Agreement") that consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. The borrowing capacity under the Revolving Credit Facility is subject (i) any issued amounts under our letters of credit and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of December 31, 2023, the interest rate on the Term Loan Facility was 7.30%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of December 31, 2023, we had no borrowings outstanding, $3.1 million of letters of credit issued, and $96.9 million of remaining borrowing capacity under the Revolving Credit Facility. As of December 31, 2023, we also had $2.3 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments for the convertible term loan are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.
For more information about our debt, see Note 8 “Long-Term Debt” to our condensed consolidated financial statements.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.
Condensed Consolidated Statements of Cash Flows
Our consolidated statements of cash flows for the six months ended December 31, 2023 and 2022 are summarized as follows:

	Six months ended December 31,
	2023	2022	$ Change
in thousands
Net cash used by operating activities	$(42,279)	$(21,990)	$(20,289)
Net cash used in investing activities	(26,252)	(59,632)	33,380
Net cash used in financing activities	(4,638)	(3,347)	(1,291)
Net change in cash, cash equivalents and restricted cash	$(73,169)	$(84,969)	$11,800
Operating Activities. The change in net cash provided (used) by operating activities was primarily due to the net effect of (i) net loss of $14.8 million in the current year period compared to a net loss of $24.2 million in the prior year period, as described further above, (ii) an increase in accounts receivable primarily attributable to the timing of receipt of payments for certain Medicaid receivables, and (iii) impacts of deferred revenue due to the timing of payments received during prior year.
Investing Activities. Investing activities were made up of approximately $23.9 million payment for the acquisition of two PACE programs from ConcertoCare, $4.2 million in purchases of property and equipment and $1.2 million for reinvested dividends of short-term investments, consisting primarily of managed income funds invested in investment grade short-term fixed and floating rate debt securities aimed at creating income while maintaining low volatility on principal. Our investment in managed income funds regularly pay dividends which are reinvested into the funds.
Financing activities. The increase in net cash used in financing activities was primarily due to an increase in taxes paid related to net share settlements of stock-based compensation awards of $0.6 million and an increase in principal payments on finance leases of $0.7 million.
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
Interest rate risk
As of December 31, 2023, we had total outstanding debt of $65.6 million in principal amount under the Term Loan Facility, $2.3 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility (each as defined in Note 8, “Long-Term Debt” to our condensed consolidated financial statements). As of June 30, 2023, we had total outstanding debt of $67.5 million in principal amount under the Term Loan Facility and $2.3 million under the convertible term loan. As of December 31, 2023, the interest rate on the Term Loan Facility was 7.30%.
We had cash and cash equivalents of $54.1 million and $127.2 million as of December 31, 2023 and June 30, 2023, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.
Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.
We had short-term investments of $44.7 million and $46.2 million as of December 31, 2023 and June 30, 2023, respectively, which are primarily invested in managed income funds managed by major financial institutions. The funds mainly invest in investment grade, U.S. denominated short-term fixed and floating rate debt securities. Securities are subject to market risk and sensitive to changes in interest rates. While the instruments held by the funds are generally less sensitive to interest rate changes than instruments with longer maturities due to their short-term nature, the funds may face a heightened level of interest rate risk due to changes in monetary policy. During periods when interest rates are low or negative, the funds yields, and total returns may also be low, or the funds may be unable to maintain positive returns. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on these short-term investments.

Inflation risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 27, 2023, following a demand from a labor union for the Company to recognize it as the collective bargaining representative of the nurses and certified nurse assistants in our Pennsylvania centers, we filed a petition with the National Labor Relations Board to conduct two elections. The National Labor Relations Board conducted the elections on December 6, 2024, at which the nurses and certified nurse assistants in our Pennsylvania centers voted to unionize. These employees represent approximately 1% of our total workforce. Even though we are currently unaware of other unionization efforts, it is possible that additional employees in our Pennsylvania centers or in other geographies may follow. As we negotiate collective bargaining agreements for the two new bargaining units at the Pennsylvania centers, and any other units that may organize in the future, employees may threaten and/or engage in work stoppages and strikes, and our labor costs may continue to increase as a result. The unavailability of staff, or the inability of the Company to control labor costs related to these matters and future efforts to unionize, could have a material adverse effect on our business, reputation, prospects, results of operations and financial condition.
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

10.1
Class B Unit Award Agreement, dated December 18, 2023, by and between TCO Group Holdings, L.P. and Nicole D'Amato (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).

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

INNOVAGE HOLDING CORP.

Date: February 6, 2024	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)