Form 10-K
period 2024-06-30
InnovAge Holding Corp.
filed 2024-09-10
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s common stock held by non-affiliates on December 29, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $114.6 million.
As of September 9, 2024, there were 135,620,541 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the upcoming Annual Meeting of Stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended June 30, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

1

Cautionary Note About Forward-Looking Statements
Throughout this Annual Report on Form 10-K for the year ended June 30, 2024 (this “Annual Report”), we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth opportunities or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the viability of our growth strategy, including our ability to obtain licenses to open our de novo centers in Downey and Bakersfield, California, and our ability to ramp up our de novo centers in Florida;
•our ability to identify, successfully complete and integrate acquisitions, joint ventures and strategic partnerships;
•our ability to attract new participants and retain existing participants and grow our revenue throughout our new and existing centers;
•the impact on our business from ongoing macroeconomic related challenges, including labor shortages, labor competition and inflation;
•the results of periodic inspections, reviews, audits and investigations under the federal and state government programs, such as the audit of our Sacramento, California center and the targeted medical review of our San Bernardino, California center, and our ability to sufficiently cure any deficiencies identified by the respective federal and state government programs;
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
•the concentration of our presence in Colorado;
•our ability to compete in the healthcare industry, including as a result of new or growing market participants;
•the difficulty to predict our future results, which could cause such results to fall below any guidance we provide;
•our dependence on our senior management team and other key employees;
2

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
•the effects of a pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, as well as weather and other factors beyond our control;
•our ability to adhere to complex and changing government laws and regulations in the healthcare industry, including U.S. Healthcare reform, the regulation of the corporate practice of medicine and the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), and their implementing regulations (collectively, “HIPAA”), and other privacy laws and regulations in the healthcare industry;
•our status as a “controlled company”;
•the impact of our share repurchase program;
•the enhanced requirements of being a public company;
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
InnovAge Holding Corp. (formerly, TCO Group Holdings, Inc.) and certain wholly owned subsidiaries were formed as for-profit corporations effective May 13, 2016, for the purpose of purchasing all the outstanding common stock of Total Community Options, Inc. d/b/a InnovAge, which was formed in May 2007. In connection with this purchase, Total Community Options, Inc. and certain of its subsidiaries converted from not-for-profit organizations to for-profit corporations. In connection with our initial public offering (“IPO”), which occurred in March 2021, we changed the name of our company from TCO Group Holdings, Inc. to InnovAge Holding Corp. (“InnovAge”). In this Annual Report, the terms “we”, “our”, “our company” and “us” may refer, as the context requires, to InnovAge or collectively to InnovAge and its subsidiaries.
InnovAge is headquartered in Denver, Colorado and manages its business as one reportable segment, PACE.
PACE
As of June 30, 2024, the Company served approximately 7,020 PACE participants, making it the largest PACE provider in the United States (the “U.S.”) based on participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
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
We believe the traditional fee-for-service reimbursement model in healthcare does not adequately incentivize providers to efficiently manage this complex population. Dual-eligible seniors must navigate a disjointed, separately administered set of Medicare and Medicaid benefits, which often results in uncoordinated care delivered in silos. Our vertically integrated care model and full-risk contracts requires us to coordinate and manage all aspects of a participant’s health, and deliver the necessary care. Costs under the PACE program are estimated to be 12% lower on average than for a comparable dual-eligible population aged 65 and older under Medicaid, based on an analysis of most recently available data by the National PACE Association in January 2024. Importantly, we believe our vertically integrated model can deliver better health outcomes and reduces unnecessary or avoidable medical spend. In addition, as of June 30, 2024, we believe our participants had a lower hospital readmission rate compared to a frail, dual-eligible or disabled waiver population. In addition to reducing spend, we also focus on ensuring our participants are satisfied with the services delivered. Our participant satisfaction is administered quarterly and is measured through a Net Promoter Score (“NPS”). NPS is a metric used to measure customer satisfaction, loyalty and enthusiasm by asking how likely they are to recommend a company to a friend or colleague, and is reported as a number between negative 100 and positive 100. Based on surveys of our participants administered by a third-party vendor in FY24, our average FY24 NPS was 46. According to Qualtrics, the creator of the NPS, Bain and Company suggests a score above 20 is favorable and above 50 is excellent.
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
Industry Challenges
Unsustainable and rising healthcare costs. According to data from the Office of the Actuary of CMS, healthcare spending in the United States grew at approximately 5% per year from 2017 to 2022, and in 2022 represented $4.5 trillion of annual spend, or 17.3% of U.S. GDP. The overall growth rate of healthcare spending is expected to accelerate due to the aging population.
We believe government healthcare spend is higher for the dual-eligible population, who typically suffer from multiple chronic conditions and require long-term services and supports. We believe Medicare and Medicaid spend on average three times more per capita on a dual-eligible senior than a Medicare-only senior. Improved care management of dual-eligible seniors is critical to reducing the rapid growth in government healthcare spending in the United States.
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
High-cost, dual-eligible seniors are at high risk of falling through the cracks of the U.S. healthcare system. Few government-sponsored programs other than PACE bring together the Medicare and Medicaid benefit for these individuals, creating further barriers to delivering coordinated care. Dual-eligible beneficiaries are among the most medically complex, high-frequency users of healthcare services. Based on InnovAge data as of June 30, 2024, the typical InnovAge participant had, on average, ten chronic conditions and, based on the data most recently available to us from a 2022 modified health outcomes survey, required, on average, assistance with two or more activities of daily living (“ADLs”). A lack of coordination across providers can have severe consequences given the high occurrence of chronic illnesses and other underlying health issues in this population.
Prevalence of wasteful spending and sub-optimal outcomes. A 2019 study, published in the Journal of the American Medical Association, estimated that approximately 25% of all annual healthcare spending is for unnecessary services, excessive administrative costs, fraud and other inefficiencies creating waste.
Proper management of chronic conditions and targeted interventions to mitigate challenges presented by social determinants of health can significantly reduce the incidence of acute episodes, which are the main driver of emergency room visits and hospitalization among the dual-eligible senior population. Healthcare spending on nursing care facilities and continuing care retirement communities is expected to reach approximately $216.3 billion in 2024, based on the latest projections made by the Office of the Actuary of CMS, which is a 3.3% increase compared to the current 2023 projection. Similar to spend on hospitals and other high-acuity care settings, we believe many of these dollars can ultimately be saved by providing proactive treatment and investing in proper medical and social supports to enable frail seniors to live in their homes and communities.
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
PACE is a value-based government-sponsored, provider-led managed care program focused on enabling frail, dual-eligible seniors who have skilled nursing needs to age independently in their homes that can mitigate concerns over utilization of high-cost healthcare. PACE providers receive a monthly risk-adjusted payment for each participant (PMPM) directly from Medicare and Medicaid to oversee the totality of medical care an enrolled participant needs. Fully capitated models, such as PACE, incentivize organizations to better manage chronic conditions to avoid high-cost acute episodes and to invest in services that fall outside the scope of a fee-for-service model. These services, such as care coordination and ancillary support to remove barriers created by social determinants of health, can have a significant impact on a participant’s overall health.
InnovAge participants are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in average Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we provide care for a higher acuity population, with an average Medicare Risk Adjustment Factor (“RAF”) score of 2.46 based on InnovAge data as of June 30, 2024, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2019, with a higher RAF score indicating poorer health and higher predicted healthcare costs, and (ii) we have Medicaid spend in addition to Medicare. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care.
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
The COVID-19 pandemic amplified several flaws in the current legacy healthcare delivery system, including the need for integrated, multimodal value-based care delivery models. Traditional healthcare providers faced dwindling fee-for-service visits during the stay-at-home orders, government restrictions and general patient fear of medical settings, reducing their revenue and straining their ability to provide care. Providers that operate comprehensive value-based models, like us, were better positioned to quickly pivot their care delivery approach to safely treat patients in virtual and home-based settings without losing revenue.
Our Market Opportunity
We are one of the largest healthcare platforms focused on frail, dual-eligible seniors, serving participants exclusively through our PACE program. We have built the largest PACE-focused operation in the country based on number of participants, with 20 operational centers across six states; we are 11% larger than the size of our closest PACE-focused competitor and more than 30 times larger than the typical PACE operator. Given our scale across geographies, we believe we are positioned to capitalize on a significant market opportunity to provide care to frail, high-cost, dual-eligible seniors.
Our care model targets the most complex, frail subset of the dual-eligible senior population. We estimated our target population at approximately 2.3 million in 2023 based on data from the U.S. Census Bureau from 2018, representing seniors who we believe are dually eligible for Medicare and Medicaid and meet the nursing home eligibility criteria for PACE. We prioritize growth in high-density urban and suburban areas, where there are sizable numbers of frail dual-eligible seniors who would benefit most from our program. We leverage the InnovAge Platform (as defined herein) which is designed to provide comprehensive, coordinated healthcare to enable our frail, eligible for skilled nursing seniors to live independently in their homes and communities. We believe people want to stay in their home for as long as possible, and the InnovAge Platform is designed to empower seniors to age independently in their own homes, on their own terms, for as long as possible.

Based on historical results for the year ended June 30, 2024 and our experience and industry knowledge, we estimate an average annual revenue opportunity of $113,000 per participant (or $9,400 PMPM) and a total addressable market opportunity of $260 billion, based on our estimated market of approximately 2.3 million PACE eligible in the United States in 2023, as described above. Of these estimated PACE eligible participants, only approximately 77,000 are enrolled in a PACE program, based on a June 2024 report from the National PACE Association, and over the next four years, the National PACE Association is targeting a PACE enrollment increase at a compound annual growth rate (“CAGR”) of approximately 23%. As a result, we believe that, subject to our ability to effectively execute our growth strategy, we have a substantial opportunity to bring our comprehensive value-based model of care to more frail, dual-eligible seniors across the country.
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
Our participant focus. Our model is focused on caring for frail, high-cost, dual-eligible seniors. Our target participant population is the frail, nursing home-eligible subset of dual-eligible seniors to whom we refer as “high-cost, dual-eligibles” given their high healthcare acuity and the associated high level of spend. Our participants are among the most frail and medically complex individuals in the U.S. healthcare system. Based on InnovAge data as of June 30, 2024, the typical InnovAge participant had, on average, ten chronic conditions and, based on the data most recently available to us from a 2022 modified health outcomes survey, required, on average, assistance with two or more ADLs. Our platform is designed to enable participants to exercise their preference to age independently in their homes and stay active in their communities for as long as safely possible. All of our participants are certified as nursing home-eligible. As of June 30, 2024, 92% of our participants were able to live safely in their homes and communities.
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
Each IDT convenes, at a minimum, experts across at least 11 disciplines to collectively manage the complex care needs of each participant. IDTs are typically comprised of a primary care provider, registered nurse, master’s level social worker, physical therapist, occupational therapist, recreational therapist or activity coordinator, dietician, center manager, home care coordinator, personal care attendant and driver. The IDTs meet multiple times per week to discuss each participant’s care plan and closely monitor key clinical metrics so that each participant receives optimal treatment based on his or her current conditions.
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
Our in-home care capabilities. Our in-home care capabilities are designed to enable our participants to live safely in their homes and avoid nursing homes to the extent safely possible. We directly deliver or manage all skilled and unskilled care a participant may require to live independently at home. Additionally, we have dedicated strategic partnerships with “hospital-at-home” providers to deliver acute care in-home when appropriate. In addition, we manage transportation not only to and from our centers, but also to all third-party medical appointments. Our capitated payment model gives us the flexibility to invest in home modifications, such as ramps, grab bars and shower chairs, to reduce falls and make the home safer for our participants. We believe our presence in our participants’ homes gives us real-time insight into their health and enables us to positively influence many environmentally-driven social determinants of health.
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
Our participants “Win” by enjoying a better participant experience, improved health outcomes and remaining in their homes and communities for longer. We leverage our differentiated care delivery model to improve the health of our participants and help them avoid unnecessary hospitalizations and nursing home care. We enable our participants to remain in their homes as long as possible and age independently. As a result, as of June 30, 2024, approximately 92% of our participants lived in their preferred setting: their home or community. We believe our care model also delivers better clinical outcomes: our participants have fewer hospital admissions and lower hospital readmission rates. Our care model is not “one size fits all,” it is customized to the unique needs of each participant, which benefits participant health and increases participant satisfaction with our program.
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
Government payors “Win” through fiscal certainty and lower costs. We believe we provide fiscal certainty through our capitated payment arrangements and reduce the cost of both medical and long-term support and services for high-cost, dual-eligible seniors. For states, costs under the PACE program were estimated to be 12% less than the cost of caring for a comparable population through other Medicaid services based on an analysis of most recently available data by the National PACE Association in January 2024.
Our Growth Strategy
Increase participant enrollment and capacity within our centers
•For the fiscal year ended June 30, 2024, our participant census was approximately 7,020 across our 20 centers in six states. During fiscal year 2024, we opened or acquired three new centers, two in Florida and one in the Crenshaw neighborhood of Los Angeles, and have two additional planned de novo centers in Bakersfield and Downey, California. During fiscal year 2025, we expect to focus on increasing enrollments and utilization of capacity at our existing centers.
Build de novo centers
•In fiscal year 2024, we expanded into a new geography by opening two de novo centers in Florida (Tampa and Orlando) and acquired one planned de novo center in Bakersfield, California. We also have one additional planned de novo center in Downey, California.
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
Execute tuck-in acquisitions and partnerships
•Over the past six fiscal years, we have acquired and integrated four PACE organizations for a total of eight operational centers (excluding the PACE center in Bakersfield, California, which is not yet operational). These acquisitions represent expansion of our InnovAge Platform into one new state and five new markets. By bringing acquired organizations under the InnovAge Platform, we hope to further realize revenue growth and improve operational efficiency and care delivery post-integration.
•We believe there is a robust landscape of potential tuck-in acquisitions to supplement our organic growth. In fiscal year 2024, we completed an acquisition of two PACE programs in California from ConcertoCare, which included one operating center in the Crenshaw neighborhood of Los Angeles and a second program that is a planned de novo in Bakersfield. We remain disciplined in our approach to acquisitions and in the past have executed multiple types of transactions, including turnarounds and non-profit conversions. When integrating acquired programs, we work closely with key constituencies, including local governments, health systems and senior housing providers, to enable continuity of high-quality care for participants.
•We also have pursued and intend to pursue additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies. In fiscal year 2024, we opened the Orlando PACE center as a joint venture with Orlando Health, a healthcare system broadly recognized for its care programs, services and extensive community outreach and support with the goal of magnifying the impact and extend the reach of PACE services for eligible seniors in the Orlando market.

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
•enforcement actions by governmental agencies and/or state law claims for monetary damages by patients or employees relating to breach of, impermissible use or disclosure of, or other incident relating to protected health information (“PHI”) and other types of personal data or personally identifiable information (collectively, “PII” and, together with PHI, “PHI/PII”) that we collect, use, and disclose, in violation of federal or state privacy laws, including, for example and without limitation, the Health Insurance Portability and Accountability Act of 1996, as amended by HITECH Act (“HIPAA”), or state data privacy and security laws;
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
CMS and state regulatory authorities regularly audit our performance to determine our compliance with CMS’s regulations and our contracts with CMS and state authorities, and to assess the quality of the services we provide to our participants. Such audits have in the past, and may in the future, result in the identification of deficiencies in connection with our compliance with regulatory requirements, participant quality of care, care plan development and implementation, grievance and appeal processes, clinicians acting outside of their scope of practice, and other issues. See Item 1A. Risk Factors, “Risks Related to Regulation” .
Whether identified through such audits or other avenues, our failure to comply with the federal and state laws applicable to our business could result in significant or material retroactive adjustments to and/or withholding of capitation payments, fines, criminal liability, civil monetary penalties, requirements to make significant changes to our operations, corrective action plans, CMS imposed sanctions (including suspension or exclusion from participation in government programs), loss of contracts, or cessation of our services.
Licensing Laws
We, our healthcare professionals, and our centers are subject to various federal, state and local licensure and certification requirements in connection with our provision of healthcare and other services. Specifically, in some of the states in which we operate, we are required to maintain licensure or certification as an adult day health center, home health or home care provider, diagnostic and treatment center, pharmacy provider, clinical laboratory and/or other type of facility, and our affiliated physicians and other clinicians also must be licensed or certified, as applicable, in the states in which they are providing services. In addition, certain of the states where we currently operate regulate the operations and financial condition of risk bearing providers and impose capital requirements, licensing or certification, governance controls, and other obligations. While the states in which we operate do not currently impose these regulations on entities solely bearing risk under the PACE program, these states may seek to license or otherwise regulate our operations and financial solvency in the future; further, states in which we expand in the future may impose similar requirements on our operations. In addition to state requirements, we, our centers, and our healthcare professionals are in some cases subject to federal licensing and certification requirements, such as certification or waiver under the Clinical Laboratory Improvement Amendments of 1988 for performing laboratory services and Drug Enforcement Administration registrations for prescribing, storing, and dispensing controlled substances.
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
Federal Anti-Kickback Statute
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. In addition, a defendant need not have actual knowledge of, or the specific intent to violate, the federal Anti-Kickback Statute in order to have the requisite intent to support an Anti-Kickback Statute violation.
Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of a criminal violation of the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid, and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the Anti-Kickback Statute include up to $120,816 in monetary penalties per violation, fines, or penalties of up to three times the total payments between the parties to the arrangement and potential exclusion from participation in Medicare and Medicaid. In addition, the federal Anti-Kickback Statute provides that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA, which is further discussed below. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price.
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
Additionally, some states have enacted statutes and regulations similar to the federal Anti-Kickback Statute. Unlike the federal Anti-Kickback Statute, however, certain state laws may be applicable regardless of the payor source for the patient.

Moreover, these state laws may contain exceptions and safe harbors that are different from and/or more limited than those of federal law and that may vary from state to state.
We have entered, and may continue to enter, into several arrangements that may not fit squarely within enumerated safe harbors and could potentially implicate the Anti-Kickback Statute if the requisite intent were present, such as:
•Joint Ventures. We operate two of our centers, our Sacramento, California center, and Orlando, Florida center, under joint ventures, each with a not-for-profit healthcare provider. We may enter other joint ventures with providers and payors in the future. The Office of Inspector General (the “OIG”) of the Department of Health and Human Services (“HHS”) has warned healthcare entities in the past that certain joint venture relationships have a potential for abuse. We have endeavored to structure our joint ventures to satisfy as many elements of the applicable safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture.
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
On January 19, 2021, the OIG issued regulations under the Anti-Kickback Statute that added new safe harbors and modified existing safe harbors that protect certain payment practices and business arrangements from sanctions under the Anti-Kickback Statute in order to remove potential barriers to more effective coordination and management of patient care and delivery of value-based care. Among other changes, these regulations contained safe harbors for value-based arrangements centering around value-based enterprises, which are enterprises, such as ours, composed of participants collaborating to achieve one or more value-based purposes, including coordinating, and managing the care of a target patient population and coordinating and managing the care of a target population. These new and modified value-based care safe harbors may allow our business to pursue new value-based arrangements with safe harbor protections under the Anti-Kickback Statute. However, compliance with these new Anti-Kickback Statute safe harbors is complex and, to the extent that one of our value-based arrangements does not squarely fit within the relevant safe harbors, it could be subject to greater scrutiny by enforcement agencies.
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
Providers are prohibited from billing Medicare and Medicaid for services related to a prohibited referral and a provider that has billed for prohibited services is obligated to notify and refund the amounts collected from the Medicare program or to make a self-disclosure to CMS under its Self-Referral Disclosure Protocol. Penalties for violation of the Stark Law include denial of payment, recoupment, refunds of amounts paid in violation of the law, exclusion from the Medicare or Medicaid programs, and substantial civil monetary penalties ($29,899 per prohibited item or service and $199,338 if there is a circumvention scheme; penalty amounts reflect current 2023 levels and are adjusted for inflation from time to time).

Claims filed in violation of the Stark Law may be deemed false claims under the FCA. In addition to the Stark Law, various states in which we operate have adopted their own self-referral prohibition statutes.
In parallel with OIG’s regulations on value-based care discussed above, on January 19, 2021, CMS issued a sweeping set of regulations that introduce significant new value-based terminology and exceptions to the Stark Law, including new exceptions for certain remuneration exchanged between or among eligible participants in value-based arrangements. These exceptions and their various requirements apply based on the level of risk assumed by the arrangement’s participants. These regulations purport to ease the compliance burden for healthcare providers across the industry while maintaining strong safeguards to protect patients and programs from fraud and abuse. To the extent that we rely on the new value-based exceptions to the Stark Law for our value-based arrangements, we intend to fully comply with such safeguards. However, if we were to be found as out of compliance with such exceptions, we could be subject to penalties, as discussed above.
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
The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes, encounter data or other information used to determine capitated payments. The Affordable Care Act (“ACA”) provides that claims for payment that are tainted by a violation of the federal Anti-Kickback Statute (which could include, for example, illegal incentives or remuneration in exchange for enrollment or referrals) are false for purposes of the FCA. In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments from government payors. This could be relevant to our business the extent we receive payments on account of RAF determinations that are based on improper or erroneous records or reports. Failure to return overpayments could subject us to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty Statute.
The penalties for a violation of the FCA may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. As of February 12, 2024, the minimum False Claims Act penalty increased from $13,508 to $13,946 per claim. The maximum penalty has increased from $27,018 to $27,894 per claim.
In addition to civil enforcement under the FCA, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Private parties may initiate qui tam whistleblower lawsuits against any person or entity under the FCA in the name of the federal government, as well as under the false claims’ laws of several states, and may share in the proceeds of a successful suit. Generally, federal and state governments have made investigating and prosecuting healthcare fraud and abuse a priority. Any allegations or findings that we have violated the FCA could have a material adverse impact on our reputation, business, results of operations and financial condition.
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
Privacy and Security
HIPAA requires covered entities, and the business associates with whom such covered entities contract for services involving the use or disclosure of protected health information to provide certain protections to their patients or participants and their health information. Through our various service offerings, the Company acts primarily as a covered entity under HIPAA but may also act as a business associate of other covered entities. The HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities and their business associates, to develop and maintain policies and procedures and implement and maintain administrative, physical, and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide our participants with substantive rights with respect to their health information.
The HIPAA privacy and security regulations also require covered entities to enter into written agreements with their business associates. Covered entities may be subject to fines and penalties for, among other activities, failing to enter into a business associate agreement where required by law or as a result of a business associate violating HIPAA. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations. In instances where we act as a business associate to a covered entity, there is the potential for additional liability beyond our status as a covered entity.
Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach. Reporting must also be made to the HHS Office for Civil Rights (“OCR”) and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media in accordance with HIPAA requirements. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless an exception to the definition of breach applies or the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Additionally, beginning in December 2022, OCR has issued guidance on the use of tracking technologies on websites and mobile applications by covered entities and business associates, indicating that certain information collected by tracking technology vendors from websites and applications may cause a breach under HIPAA.
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
We may also be subject to other laws governing the privacy and security of data, such as the California Consumer Privacy Act of 1918 (“CCPA”) and data breach notification laws. Additionally, many states also enacted laws that protect the privacy and security of confidential, personal and health information, which may be even more stringent than HIPAA and may add additional compliance costs and legal risks to our operations. Some state privacy and security laws overlap with federal law, some of which are preempted, in part by federal laws, whereas others are not. States have also passed privacy and security laws and regulations that apply across sectors and go beyond federal law, such as data security laws, secure destruction, Social Security number privacy, online privacy biometric information privacy, and data breach notification laws. Some of these state laws impose fines and penalties on violators and afford private rights of action to individuals who believe their personal information has been misused. Various state laws and regulations also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised.
Looking ahead, it is possible that Congress could pursue a federal privacy bill to harmonize privacy regimes across states.
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
Healthcare Reform Efforts
The U.S. federal and state governments continue to enact and consider many broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the healthcare system and our business, operating results and/or cash flows. In addition, state and federal budgetary shortfalls and constraints pose potential risks for our revenue streams. We cannot predict how government payors or healthcare consumers might react to federal and state healthcare legislation and regulation, whether already enacted or enacted in the future, nor can we predict what form such legislation or regulations will take. Some examples of legislative and regulatory changes impacting our business include:
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
•Legislation enacted in 2011 requires CMS to sequester or reduce all Medicare payments, including payments to PACE organizations, by two percent per year beginning on April 1, 2013.
•The Inflation Reduction Act of 2022 includes a few provisions intended to lower the costs of some drugs covered under Medicare Part D and to limit Medicare beneficiaries’ out-of-pocket spending under the Medicare Part D benefit. It is not yet clear what effect, if any, these legislative changes and any subsequent implementing regulations and guidance will have on our business.
•The “Medicare Program; Contract Year 2024 Policy and Technical Changes to the Medicare Advantage Program, Medicare Prescription Drug Benefit Program, Medicare Cost Plan Program, and Programs of All-Inclusive Care for the Elderly” final rule (“PACE Final Rule”) set out a number of changes for PACE organizations, including (i) clarifying that CMS has enforcement discretion to impose civil monetary penalties or an intermediate sanction in the event CMS has made a determination that could lead to the termination of a PACE program; and (ii) reinstating the requirement that PACE organizations enter into written contracts with each outside organization, agency, or individual that furnishes administrative or care-related services not furnished directly by the PACE organization, including 25 medical specialties enumerated by the PACE Final Rule.
•The remaining provisions of the PACE final rule from 2024 were issued alongside the new PACE Final Rule for 2025. In this new final rule, CMS sets out changes which include but are not limited to: (i) implementation of past performance guidelines used to evaluate new PACE organization applications; (ii) personnel medical clearance guidelines; (iii) updates to service delivery timeframes by which participants must receive services; (iv) guidelines on IDT care coordination across all service settings with timeframes applied to external provider recommendations; (v) new content and documentation guidelines for participant plans of care; (vi) expansion of participant rights in care settings; and (vii) revisions to existing grievance process to align with standard determination request guidance.
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
Other Regulations
Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from medical services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including our participant centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.
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
We have in the past and continue to intend to grow our business through acquisitions in the states in which we currently operate or in new states that we seek to enter. Several states, including California, have adopted laws focused on competition, quality, access, and cost that authorize state agencies to review and approve healthcare transactions, and many other states, including Pennsylvania, are considering similar legislation. California is also considering additional legislation that would provide the California attorney general with approval authority with respect to certain health care transactions. Such laws may negatively affect our ability to grow our business.
Any allegations or findings that we or our providers have violated any of these laws or regulations could have a material adverse impact on our reputation, business, results of operations and financial condition. Certain states in which we do business or may desire to do business in the future have certificate of need programs regulating the establishment or expansion of healthcare facilities, including our participant centers. These regulations can be complex and time-consuming to ensure compliance with. Any failure to comply with such regulatory requirements could adversely impact our business, results of operations and financial condition.
Competition
The U.S. healthcare industry is highly competitive. We compete directly with national, regional and local providers of healthcare for participants and clinical providers. We also compete with payors and other alternate managed care programs for participants. Of these providers, there are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Given the regulatory environment, there may be high barriers to entry for PACE providers; however, since there are relatively modest capital expenditures required for providing healthcare services, there are less substantial financial barriers to entry in the healthcare industry generally. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our principal competitors for dual-eligible seniors vary considerably in type and identity by market. Our growth strategy and our business could be adversely affected if we are not able to compete efficiently, including penetrating existing markets or new markets, recruit qualified physicians or if we experience significant participant attrition to our competitors. See Item 1A. Risk Factors—Risks Related to Our Business—“The healthcare industry is highly competitive and, if we are not able to compete effectively, our business could be harmed.”
We believe the principal competitive factors for serving adults dually-eligible for Medicare and Medicaid and who meet nursing home eligibility criteria include: participant experience, quality of care, health outcomes, total cost of care, brand identity and trust in that brand.
Seasonality
Our business experiences some variability depending upon the time of year. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus and COVID-19, are far more prevalent during colder months of the year, which results in an increase in medical expenses during these time periods. We therefore see higher levels of per-participant medical costs in our second and third fiscal quarters. Medical costs also depend upon the number of business days in a period, with shorter periods generally having lower medical costs, all else being equal. There is also increased variability of participant enrollment during the open enrollment period, which occurs during our third fiscal quarter.

In addition, the retrospective capitation payments we receive for each participant are determined by a participant’s RAF score, which is calculated twice per year and is based on the evolving acuity and chronic conditions of a participant. We estimate and accrue for the expected true-up payments of our participants. Though no assurances can be made in the future, we have historically used our best estimate for accruing for this payment, and we received net positive true-up payments during the fiscal years ended June 30, 2024 and 2023. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.
Human Capital Resources
As of June 30, 2024, we had approximately 2,350 employees, including over 1,300 clinical professionals (excluding contract labor). Approximately 1% of our workforce is represented by a union, all of which are located in Pennsylvania. Collective bargaining commenced in March 2024. We are unable to predict the terms or timing of any resulting collective bargaining agreement.
We believe our efforts in managing our workforce have been effective, evidenced by improved retention, lower turnover, and employee satisfaction during fiscal year 2024.
Our people are our product at InnovAge, and their commitment to our participants propels our mission of enabling seniors to age at home, with dignity, for as long as is safely possible. We believe that our employees are drawn to this mission and our values, which is why our voluntary retention rate was 68% over fiscal year 2024. Additionally, in our most recent employee engagement survey conducted in February 2024, 75% of our employees indicated that they feel engaged by their work at InnovAge.
Attracting and retaining top talent is critical to the success of InnovAge's mission and one of the highest priorities to leadership. To keep leadership informed of the health of our employee base, we report weekly on key hiring and retention metrics. We launched employee engagement surveys in fiscal year 2022, and we implemented action plans with all staff groups based on survey findings and opportunities uncovered.
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
In our previous engagement survey from February 2024, 76.6% of employees indicated that they feel that they can be their authentic selves at work. As part of our continuous journey to engage and understand our teams better, we plan to conduct our annual engagement survey during September 2024.
As of June 30, 2024, our employed workforce was comprised of individuals who identified as women – 76%, and minorities – 52%. Four of eleven members of our leadership team identify as women as of June 30, 2024.
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
•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.
Available Information
Our internet website is www.innovage.com. We include our website address on this Annual Report for reference only. The information contained on our website is not incorporated by reference into this Annual Report or any other report or document we file with, or furnish to, the SEC.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website at www.investor.innovage.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our SEC filings are also available to the public at the SEC’s website at www.sec.gov.

Item 1A.    Risk Factors
Our business, results of operations, and financial condition are subject to numerous risks and uncertainties. You should carefully consider the following risk factors before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. You should read these risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8 of this Annual Report.
Summary of Risk Factors
There are a number of risks related to our business, regulation, our indebtedness and our common stock that you should consider. Some of the principal risks related to our business include the following:
•Our growth strategy may not prove viable. Our ability to grow depends upon a number of factors, including results of audits, investigations and remediation efforts, recruiting new participants, finding suitable geographies , entering into government payor arrangements in new jurisdictions, ensuring compliance with regulatory and contractual requirements, identifying appropriate locations or existing centers, purchasing centers or obtaining leases, completing build-outs of new centers within proposed timelines and budgets and hiring members of our IDTs and other employees.
•Our growth strategy depends upon our ability to identify and complete acquisitions, joint ventures and other strategic partnerships. Our growth strategy involves identifying and successfully completing acquisitions, joint ventures and strategic partnerships, which involve numerous risks, including failure to consummate negotiated transactions, difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements and difficulties in entering new markets.
•If we are unable to attract new participants and retain existing participants, our revenue growth will be adversely affected. To increase our revenue, we plan to expand the number of centers and participants in our network, requiring recruitment and retention. Our inability to identify and recruit new eligible participants, including due to the impact of enrollment sanctions, and retain existing participants has, and could continue to, harm our ability to execute our growth strategy and have a material adverse effect on our business.
•Our overall business results have been and we expect will continue to be impacted by ongoing macroeconomic and industry-related challenges. Macroeconomic and industry challenges, including labor shortages, labor competition and high inflation, have impacted and we expect will continue to impact our business operations. High inflation has increased the cost of living, and consequently, wage pressure, which has contributed to an increasingly competitive labor market.
•We have faced, and continue to face inspections, reviews, audits and investigations under federal and state government programs and contracts. As a result of PACE contracts with various federal and state government programs, we are regularly subject to various routine and non-routine governmental inspections, reviews, audits, requests for information and investigations to verify our compliance with applicable laws, assess the quality of our services and evaluate the accuracy of our submitted risk adjustment data. Our centers are subject to, and will continue to be subject, to future audits and we are unable to guarantee the outcomes.
•We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly and could materially harm our business. We are party to lawsuits and legal proceedings from various parties in the normal course of business. These matters are often expensive and disruptive to normal business operations. Among others, we are currently subject to civil investigative demands and stockholder lawsuits. There can be no assurance that these matters will be resolved in our favor or without significant cash settlements and the time necessary to litigate could harm our reputation, business, financial condition, and results of operations.
•Under PACE contracts, we assume all of the risk that the cost of providing services will exceed our compensation. Most of our revenue was derived from capitation agreements with government payors in which we receive fixed PMPM fees. To the extent that our participants require more care than anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs. If, in aggregate, our expenses exceed the underlying capitation payment received, we will not be able to fund operations and pursue growth.
•We have experienced and expect to continue experiencing increased costs and expenditures in the future. In fiscal year 2024, we continued several initiatives intended to lower our costs, however, we expect increased costs in the foreseeable future. We may not succeed in increasing our revenue sufficiently to improve our profit margins and if we are not able to execute or realize the benefits of our clinical value initiatives, our profitability could continue to decline.
•Our revenues and operations are dependent upon a limited number of government payors, particularly Medicare and Medicaid. When aggregating the revenue associated with Medicare and Medicaid by state, a majority of our revenue was derived from a limited number of government payors. We expect a majority of our revenues will continue to be derived from a limited number of key payors, who are able to terminate their contracts with us upon the occurrence of certain events, adversely affecting our operating results and limiting our expansion.
•Reductions in PACE reimbursement rates or changes in the rules governing PACE programs could have a material adverse effect on our financial condition and results of operations. We receive nearly all of our revenue through the PACE program, which accounted for 99.9% and 99.8% of our revenue for the years ended June 30, 2024 and 2023, respectively. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE rates could have a material adverse effect on our business.
•Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could subject us to repayment obligations or penalties. The submission of erroneous data could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. CMS may audit PACE organizations’ risk adjustment data submissions. We could be required to refund a portion of the revenue that we received, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•Renegotiation, non-renewal or termination of capitation agreements with government payors could have a material adverse effect on our business, results of operations, financial condition and cash flows. If we enter into, or amend, capitation contracts which include unfavorable economic terms, we could suffer losses. Some states in which we operate undergo periodic reconciliations with respect to enrollments that present a risk to our business.
•Allegations of failure and failure to adhere to complex government laws and regulations, have had and could in the future have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. Our operations are subject to extensive federal, state and local government laws and regulations. Allegations of violation, or actual violations of the legal requirements implicated by our business may have material adverse consequences on our business.
•Ignite Aggregator LP (an investment vehicle owned by certain funds advised by Apax Partners LLP) and funds affiliated with Welsh, Carson, Anderson & Stowe (together, our “Principal Shareholders”) control us. Our Principal Shareholders beneficially own approximately 83% of our common stock, which means that together they control the vote of all matters submitted to a vote of our stockholders, including the election of members of the Board of Directors of the Company (the “Board”) and all other corporate decisions. For such period of time as our Principal Shareholders beneficially own a majority of the voting power, they will have significant influence.
•Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause such results to fall below any guidance, targets or goals we provide. If the guidance we provide falls short or we are unable to meet the expectations of analysts or investors, the trading price of our common stock could decline substantially.

Risks Related to Our Business
Our growth strategy may not prove viable, and we may not realize expected results therefrom.
Our ability to grow depends upon a number of factors, including results of audits, investigations and ongoing or new remediation efforts, recruiting new participants, finding suitable geographies that have aging populations and viable rate structures, entering into government payor arrangements in new jurisdictions, ensuring compliance with regulatory and contractual requirements, identifying appropriate locations or existing centers, purchasing centers or obtaining leases, completing build-outs of new centers within proposed timelines and budgets and hiring members of our IDTs and other employees.
Our growth strategy involves a number of risks and uncertainties, including that:
•we may be subject to sanctions as a result of audits and other regulatory processes and proceedings that could include temporary or permanent suspension of enrollments, debarment or exclusion from participation in federal health care programs, and the revocation of a center’s license and suspension or revocation of required attestations to open de novo centers, which may in turn result in participant attrition and preclude us from opening de novo centers and conducting tuck-in acquisitions. As a result of an ongoing audit of our center in Sacramento, California initiated in 2023 and the subsequent medical review of our center in San Bernardino, California, DHCS revoked the state-required attestations for a planned de novo center in Downey and for the de novo center we acquired in Bakersfield, California. There is no guarantee that such attestations will be reinstated or that similar situations will not occur in the future;
•we may not be able to successfully enter into contracts with government payors and/or other healthcare providers on terms favorable to us or at all. In addition, we compete for government payor relationships with other potential players, some of whom may have greater resources than we do. This competition has intensified due to the availability to seniors of other programs similar to PACE and the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;
•we may not be able to recruit or retain a sufficient number of new participants to execute our growth strategy or offset costs relating to recruiting new participants or opening de novo centers or executing acquisitions;
•we may not be able to hire sufficient numbers of physicians and other clinical staff, particularly in the current labor market characterized by heightened demand for healthcare personnel and labor shortages;
•when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate;
•we may face larger than expected costs and legal, community or other obstacles in the construction and opening of de novo centers, such as the revocation of state-required attestations, or expanding capacity in existing centers; and
•we may have difficulty identifying appropriate acquisition targets, be precluded from acquiring targets as a result of audits or sanctions or due to other legal restrictions (e.g. federal or state antitrust laws), may fail to satisfy closing conditions or make investments in acquisitions that we are unable to effectively integrate, involve associated risks or liabilities that we are unable to uncover in advance, or that require greater resources than anticipated and that could include deficient quality of service.
As an element of our growth strategy is to build de novo centers, in fiscal year 2024, we opened two de novo centers in the State of Florida. As we are in the early stages of operation of these two de novo centers in a new geography, there is no guarantee about the timing or our ability to enroll enough participants, hire and train enough skilled and non-skilled staff, develop necessary community relationships, and otherwise ramp up these centers to maturity. If we are unable to increase utilization of capacity at our centers through enrollment, ramp up de novo centers, build new de novo centers, manage our external provider costs, expand into new geographies, or find, evaluate and execute on new business opportunities, we may be unable to grow and our business and results of operations will be materially adversely affected.
In addition, as we grow our business and open or acquire new centers, we expect to continue to increase our headcount and to hire or contract with more physicians, nurses and other specialized medical personnel. We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, if we are not successful in retaining our existing employees, or if we are unable to provide the care and services that our participants require in compliance with regulatory requirements, our business will be adversely affected.
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
Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures and other strategic partnerships.
An element of our growth strategy is to identify, pursue and successfully complete and integrate tuck-in acquisitions, joint ventures and other strategic partnerships to expand our operations. Since the Company was released from sanctions in fiscal year 2023, we have recommenced our efforts to pursue tuck-in acquisitions. In December 2023, we acquired all of the issued and outstanding membership interests of two California-based PACE programs, ConcertoCare PACE of Bakersfield, LLC and ConcertoHealth PACE of Los Angeles, LLC (collectively, “Concerto”). In May 2024, we entered into a joint venture with Orlando Health with respect to the InnovAge Florida PACE – Orlando (“InnovAge Orlando”) center in Florida. We intend to continue pursuing relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies.
However, acquisitions, joint ventures and other strategic partnerships, involve numerous risks, including failure to consummate negotiated transactions, difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, including securing regulatory safe harbors necessary for healthcare related join ventures under the Anti-Kickback Statute, distraction of management while overseeing the transactions, and disruption of, our existing operations, difficulties in entering new markets in which we have no or limited direct prior experience, and difficulties in achieving the synergies we anticipated. For example, in 2023, CMS and DHCS initiated a routine audit of our Sacramento, California center. Subsequently, DHCS notified us it would also be conducting a targeted medical review of our center in San Bernardino, and that it would be suspending its state-required attestations in support of the planned de novo centers in California, including for one of the acquired centers in Bakersfield, California. Until such time as the attestations are reinstated, we are precluded from opening such center. In addition, we incur costs associated with potential acquisitions that we pursue or fail to close, including as a result of litigation related to a failed transaction. We also may need to expend resources to ensure target and acquired centers are operating in compliance with regulatory and contractual requirements, as well as any corrective action plans. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire and successfully integrate the acquired center, including particularly when acquired centers operate in new geographic markets, could materially and adversely impact our growth strategies, financial condition and results of operations.
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
To increase our revenue, our business strategy includes expanding the number of centers and participants in our network. In order to support such growth, we must recruit and retain a sufficient number of new participants. Our ability to do so was affected in fiscal years 2022 and 2023 as a result of the enrollment sanctions we were subject to in the states of California and Colorado, which have had and may continue to have an impact on our reputation.
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
In addition participant enrollment for PACE is ongoing each month and requires states to verify eligibility, a process which can result in delays in enrollment. Since the national emergency and public health emergency declarations related to COVID-19 expired, we have experienced an increase in gaps of eligibility with redetermination applications. While participants continue to receive care and remain enrolled with us during this time, the effect of such delays temporarily halts Medicaid revenue related to any closed application and simultaneously increases our risk of revenue recovery. Even though our results of operations have not suffered a material adverse effect from these delays, there is no guarantee that further delays may not adversely impact our results.
Our inability to identify and recruit new eligible participants and retain existing participants has and could continue to harm our ability to execute our growth strategy and has and may continue to have a material adverse effect on our business operations and financial position.
Our overall business results have been and we expect will continue to be impacted by ongoing macroeconomic and industry-related challenges, including labor shortages, labor competition and inflation.
Macroeconomic and industry challenges, including labor shortages, labor competition and high inflation, have impacted and we expect will continue to impact our business operations and our overall business results. The healthcare sector continues to experience a complex set of challenges in hiring additional professionals due to higher demand for healthcare services and systemic challenges related to workforce training and the pipeline of qualified professionals. Furthermore, high inflation has increased the cost of living, and consequently, wage pressure for healthcare professionals, which has contributed to an increasingly competitive labor market. We compete with other healthcare providers, primarily hospitals and other centers, in attracting physicians, nurses and medical staff to support our centers, and recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our centers.
Additionally, on October 13, 2023, California passed into law California Senate Bill No. 525 (“SB 525”), which would raise the minimum wage for many California healthcare workers. SB 525 becomes effective when certain financial metrics within the State of California are met. Even though SB 525 is not yet effective and PACE centers are not covered by it, many of our contractors and other third-party providers are expected to be impacted by SB 525, and we believe that due to this and other macroeconomic factors, our California centers have received provider requests to increase rates to cover their increased costs. In addition, as a result of competition generated by SB 525, we have increased our wages for healthcare workers in the California market. Because the vast majority of our revenue consists of prospective monthly capitated, or fixed, payments per participant, our ability to pass along increased costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected.
Cost of care and related cost per participant increased for fiscal year 2024 compared to 2023, partially as a result of increased salaries, wages and benefits associated with increased headcount, higher wage rates and other factors. Additionally, external provider costs increased in fiscal year 2024 compared to 2023 as a result of annual increases in assisted living and nursing facility unit cost and general medical inflation. To date, we believe that macroeconomic and industry conditions, including labor shortages and inflation, have not had a material effect on our operating results. However, there can be no assurance that continued challenges will not have an adverse impact on our operating results and financial condition.
In addition, if labor market conditions continue to disrupt our ability to recruit healthcare professionals , we may not be able to execute our growth plan and grow capacity in our existing centers or open de novo centers or we may have to do so at costs higher than originally budgeted, which, in turn, could increase our capital needs during a time of high interest rates and when conditions in the credit and capital markets are volatile.
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
We have faced and continue to face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits require corrective actions and have resulted in adverse findings that have negatively affected and continue to affect our business, including our results of operations, liquidity, financial condition and reputation.

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
Starting in 2021, we underwent federal and state audits in our centers in California, Colorado and New Mexico. Based on deficiencies detected in the audits, CMS and regulatory authorities in the states of California and Colorado suspended new enrollments at our Sacramento center and our centers in Colorado. In addition, as a result of the enrollment sanctions, various states suspended our ability to open de novo centers or we committed to proactively pause steps with respect to planned de novo centers. Largely as a result of these sanctions and actions, our census decreased during the sanction period.
We were released from the enrollment sanctions in Colorado and California in 2023, and resumed enrollments in those states as well as resumed activities to open de novo centers in other states. In October 2023, CMS and the DHCS conducted a joint routine audit of our Sacramento center and DHCS is currently conducting a medical review of our San Bernardino center. In response to both of these matters, DHCS suspended its state-required attestations for our planned de novo centers in California. In April 2024, CMS officially closed its portion of the Sacramento audit. DHCS’s process is ongoing. Audits have and will continue to increase our regulatory compliance costs and have required and may require further change to our business practices, which could negatively impact our participant and revenue growth. Managing audits, even if we achieve favorable outcomes, is costly, time-consuming and diverts management’s attention from our business.
Our centers will continue to be subject to federal and state audits, including our centers that have undergone the recent audits described above, as well as the centers that did not and centers we open or acquire in the future. Even though we believe we are applying best practices learned from our recent audits to all our centers, there is no guarantee that future audits will not find deficiencies similar to, or different from, the ones found in connection with the recent audits.
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
•damage to our reputation;
•the revocation of a center’s license or suspension of state attestations to open de novo centers; and
•loss of certain rights under, or termination of, our contracts with government payors.
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
We are party to lawsuits and legal proceedings in the normal course of business from participants, employees, or other third parties for various actions. These matters are often expensive and disruptive to normal business operations. We face and may in the future face allegations, lawsuits, including class actions, and regulatory inquiries, requests for information, audits and investigations regarding care and services provided to participants, the FCA, data privacy, security, labor and employment, consumer protection or intellectual property. We also have faced and may in the future face allegations or litigation related to our potential and completed acquisitions, securities issuances or business practices, including public disclosures about our business. We are currently party to a putative class action complaint alleging violations of the Securities Act and the Exchange Act for making allegedly inaccurate and misleading statements and omissions in connection with our IPO, and a stockholder lawsuit asserting derivative claims for breach of fiduciary duty generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of our centers and alleged misstatements in our public filings relating to those matters. We are currently unable to predict the outcome of these matters. See Part I, Item 3 “Legal Proceedings” for more information.
Litigation and regulatory proceedings are protracted and expensive, and the results are difficult to predict. Certain of these matters include claims for substantial or indeterminate amounts of damages and may include claims for injunctive relief. Additionally, our litigation costs are and will continue to be significant. Adverse outcomes with respect to any of the legal proceedings described above or other litigation may result in significant settlement costs or judgments, penalties, fines and sanctions. For example, in the fourth quarter of fiscal year 2024, the Company settled a wage and hour class action lawsuit in the State of California for a cash payment of $1.3 million. Managing legal proceedings, regulatory inquiries, litigation and audits, even if we achieve favorable outcomes, is costly, time-consuming and diverts management’s attention from our business.
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
In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requests information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. We continue to fully cooperate with the Attorney General. We are currently unable to predict the outcome of this investigation.
In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states of California, Colorado, New Mexico, Pennsylvania, and Virginia. In December 2022, the Company received a supplemental civil investigative demand from the DOJ requesting supplemental information on the same matters. We continue to fully cooperate with the DOJ. We are currently unable to predict the outcome of this investigation.
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
Approximately 99.9% and 99.8% of our revenue for the years ended June 30, 2024 and 2023, respectively, was derived from capitation agreements with government payors in which we receive fixed PMPM fees. While there are variations specific to each agreement, we generally contract with government payors to receive a fixed PMPM fee to provide or manage all healthcare services a participant may require while assuming financial responsibility for the totality of our participants’ healthcare expenses. This type of contract is often referred to as an “at-risk” or a “capitation” contract.
To the extent that our participants require more care than is anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs associated with treatment. The risk pool of our population became more acute beginning in fiscal year 2023, as we were not able to replenish our population mix with newer, lower-acuity participants due to enrollment sanctions. As a result of this dynamic, together with increased salaries, wages and benefits, increased fleet and contract transportation costs, annual increases in assisted living and nursing facility unit cost and general medical inflation, our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 83% of our revenue in the fiscal year 2024. If medical costs and expenses exceed the underlying capitation payment received, we will not be able to correspondingly increase our capitated payment and we could suffer losses with respect to such agreements.
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
•an increase in the cost of healthcare services and supplies, whether as a result of inflation, wage increases, purchases of vaccines and personal protective equipment as a result of a pandemic or epidemic, other health emergencies, or otherwise;
•emergence of new high-cost medications to treat conditions that are common in our population, such as lecanemab for Alzheimer’s Dementia;
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
We have experienced and expect to continue experiencing increased costs and expenditures in the future.
In fiscal year 2024, we continued several initiatives intended to lower certain of our costs, including limiting corporate staffing and certain other expenses, effecting a reduction in workforce, and optimizing working capital. However, we have made and expect to continue making significant investments in growing our business and increasing our participant base, building capabilities to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends, expanding our operations, hiring additional employees for growing or new centers, introducing or improving technology, and operating as a public company. As a result of these increased expenditures, we may not succeed in increasing our revenue sufficiently to improve our profit margins. We finance our operations principally from revenue from our participant services and the incurrence of indebtedness. We may not continue to generate positive cash flow from operations or have access to sufficient capital, and our variable results may make it difficult for you to rely on our historical results as indicative of future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing and highly regulated industries, including increasing expenses as we continue to grow our business.
Our operating expenses have and we expect them to continue to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to provide services to an increasing number of participants. If we are not able to execute or realize the benefits of our clinical value initiatives, including as a result of our EMR system, Epic, not operating as expected, our profitability could continue to decline. In addition to the expected costs to grow our business, we also expect to continue to incur compliance costs, as a result of audits and maintaining high quality of care across our centers, as well as additional legal, accounting and other expenses as we continue to operate as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, our profitability could continue to decline. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Accordingly, we may not be able to be profitable or improve our income in the future, which could negatively impact the value of our common stock.
Our revenues and operations are dependent upon a limited number of government payors, particularly Medicare and Medicaid.
Our operations are dependent on a limited number of government payors, particularly Medicare and Medicaid, with whom we directly contract to provide services to participants. We generally manage our contracts on a state-by-state basis, entering into a separate contract in each state. When aggregating the revenue associated with Medicare and Medicaid by state, Colorado, California and Virginia accounted for a total of approximately 84.3% and 83.0% of our capitation revenue for the years ended June 30, 2024 and 2023, respectively. We believe that majority of our revenues will continue to be derived from a limited number of key government payors, which may terminate their contracts with us upon the occurrence of certain events, including as a result of inspections, reviews, audits, requests for information or investigations with adverse findings. The sudden loss of any of our government contracts or the renegotiation of any of such contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with government payors in respect of the services we provide and the terms of our agreements. As the states respond to market dynamics and financial pressures, and as government payors make strategic budgetary decisions in respect of the programs in which they participate, certain government payors may seek to renegotiate or terminate their agreements with us. Any reduction in the budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, or economic downturn, emergency situations such as the COVID-19 pandemic, changes in policy or otherwise, could result in a reduction in our capitated fee payments, changes to the scope of services and possibly loss of contracts and could negatively impact our revenues, business and prospects. See Item 1A. Risk Factors, “Risks Related to Our Business—A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, such as COVID-19, as well as weather and other factors have affected, and could in the future adversely affect our business” and “Risks Related to Our Business—We conduct a significant percentage of our operations in the State of Colorado and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.”
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
We receive nearly all of our revenue through the PACE program, which accounted for 99.9% and 99.8% of our revenue for the years ended June 30, 2024 and 2023, respectively. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE funding, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits, services or treatments under programs without adequate funding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Each year, CMS establishes the Medicare PACE benchmark payment rates by county for the following calendar year. Because nearly all of our revenue is through the PACE program, any negative changes to the PACE benchmark payment rates could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our PACE revenues may become volatile in the future, which could have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
The claims and encounter records that we submit to government payors involve data that support the RAF scores attributable to participants. These RAF scores determine the payment we are entitled for the provision of medical care to such participants. The data submitted to CMS is based on diagnosis codes and medical charts that our employed, contracted, and noncontracted providers identify, record and prepare. Any issues with recording and documenting identified medical conditions, such as those that were present during the COVID-19 pandemic and could be presented during a future pandemic or epidemic, could adversely impact Medicare RAF scores and our resulting revenue for future periods. CMS periodically audits PACE organizations’ risk adjustment submissions. The submission of inaccurate, incomplete or erroneous data could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We could be required to refund a portion of the revenue that we received, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments. From time to time, we may experience reconciliation issues as government payors modify or adopt new systems.
If CMS seeks repayment from us for payment adjustments as a result of its audits, we could also be subject to liability for penalties for inaccurate or unsupportable RAF scores provided by us or our providers. In addition, we could be liable for penalties to the federal government under the FCA, which may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. As of February 12, 2024, the minimum False Claims Act penalty increased from $13,508 to $13,946 per claim. The maximum penalty has increased from $27,018 to $27,894 per claim. There is a high potential for substantial penalties in connection with any alleged FCA violations.
Elements of the risk adjustment mechanism continue to be challenged, reevaluated, and revised by the U.S. DOJ, the OIG, and CMS. On February 1, 2023, CMS published the Medicare Advantage RADV Program Final Rule, which took effect on April 3, 2023. The final rule includes major updates to the Risk Adjustment Data Validation (“RADV”) audit methodology used by CMS to address overpayments to MA plans based on the submission of unsupported risk-adjusting diagnosis codes, which are used to determine payments under MA. Most notably, the final rule allows CMS to extrapolate RADV audit findings beginning with payment year 2018. CMS intends to initiate audits with the new methodology in calendar year 2025 beginning with payment year 2018. If CMS recovers overpayments from MA plans, those plans may seek to recover payments from us that the plans believe are attributable to risk adjustment data.
There can be no assurance that a PACE organization, including us, will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to CMS is accurate and supportable. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect our capitated reimbursement.
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
Most of our participants are dually-eligible, meaning they are qualified for coverage under both Medicare and Medicaid when enrolled in our PACE program, and nearly all our revenue is derived from government payors. Medicaid is a joint federal and state funded program for healthcare services for low income as well as certain higher-income individuals who qualify for nursing home level of care. Under broad federal criteria, states establish rules for eligibility, services and payment. PACE programs are administered at the state level and are financed by both state and federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This increase, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Due to budget constraints, including resulting from a potential recession, we may experience negative Medicaid capitated rate payment pressure from certain states where we operate, such as Colorado, where we conduct a significant percentage of our operations.
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
In fiscal year 2024, the nurses in our Pennsylvania centers voted to unionize and collective bargaining commenced in late 2024. These employees represent approximately 1% of our total workforce. Even though we are currently unaware of other unionization efforts, it is possible that additional employees in our Pennsylvania centers or in other geographies may follow. As we negotiate collective bargaining agreements for the two new bargaining units at the Pennsylvania centers, and any other units that may organize in the future, employees may threaten and/or engage in work stoppages and strikes, and our labor costs may continue to increase as a result. The unavailability of staff, or the inability of the Company to control labor costs related to these matters and future efforts to unionize, could have a material adverse effect on our business, reputation, prospects, results of operations and financial condition.
If certain of our suppliers do not meet our needs, if we are not reimbursed or adequately reimbursed for medical products we purchase or if we are unable to effectively access new technology or medical products, our ability to effectively provide the services we offer could be negatively impacted.
We have significant suppliers that may be the sole or primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including as a result of price increases, a product recall, product shortage or other supply chain issues, or a dispute, and we are not able to find adequate alternative sources, our business, results of operations, financial condition and cash flows could be materially adversely impacted. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in the availability of superior products. If we are not able to access superior products or new medical products, including biopharmaceuticals or medical devices, on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face attrition with respect to our participants or health care providers and other personnel and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We conduct a significant percentage of our operations in the State of Colorado and, as a result, we are particularly susceptible to regulatory issues and reduction in budget appropriations for our services or any other adverse developments in that state.
For the fiscal year ended June 30, 2024 and 2023, 23.7% and 23.6% of our total revenues were derived from contracts with government agencies in the State of Colorado. Accordingly, any regulatory issues and developments in the State, such as the enrollment sanctions we were subject to in fiscal years 2022 and 2023, a reduction in Colorado’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, emergency situations, such as the COVID-19 pandemic, changes in policy or otherwise, have and could in the future result in a reduction in our capitated fee payments and possibly the loss of contracts, and materially adversely impact our results.

If we fail to manage our operations effectively, we may be unable to execute our business plan, maintain effective levels of service and participant satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, organizational change and growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure continues to become more complex as we grow and expand our operational, financial and management controls, as well as our reporting systems and procedures as a public company. We may require significant capital expenditures and the allocation of valuable management resources to grow and evolve our operational and financial operations and grow. We must ensure our personnel have the necessary licenses and competencies and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and efficient manner. As we expect that our participant base will continue to grow following the lifting of sanctions in the states of California and Colorado, the planned expansion of capacity of our existing de novo centers, the opening of de novo centers, and the execution of tuck-in acquisitions, we will need to maintain best practices throughout all our centers. If we fail to effectively manage our potential growth and change or fail to ensure that the level of care and services provided by our employees complies with regulatory and contractual requirements, and levels of patient service and satisfaction, our brand and reputation, could suffer, adversely affecting our ability to attract and retain participants and employees and lead to the need for corrective actions or sanctions.
The healthcare industry is highly competitive and, if we are not able to compete effectively, our business could be harmed.
We compete directly with national, regional and local providers of healthcare for participants and clinical providers, including new or growing participants and providers. We also compete directly with payors and other alternate managed care programs for participants. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Given the regulatory environment, there may be high barriers to entry for PACE providers; however, since there are relatively modest capital expenditures required for providing healthcare services, there are less substantial financial barriers to entry in the healthcare industry generally. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our ability to compete successfully varies from location to location and depends on a number of factors, including the number of payors who run competitive programs in the local market, our local reputation for quality participant care, the commitment and expertise of our medical staff or contracted healthcare providers, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location and condition of our centers. If we are unable to attract participants to our centers our revenue and profitability will be adversely affected. Some of our competitors may have greater brand recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Further, our current or potential competitors may be acquired by third parties with greater available resources. Competing providers may also offer different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current participants, potential participants and referral sources. For example, additional offerings by MA and other competitors during 2024 resulted in higher than expected disenrollments during fiscal year 2024. Furthermore, while we budget for routine capital expenditures at our centers to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our contracts with government payors are not exclusive for PACE programs in California, and competitors in California could seek to establish contracts with the state Medicaid agency and CMS to serve PACE eligible participants in our service areas. For example, the service area for our Sacramento, California center overlaps with an existing PACE program in the region. Additionally, as we expand into new geographies, such as Florida, we may encounter competitors with stronger local community relationships or brand recognition, which could give those competitors an advantage in attracting new participants. Individual physicians, physician groups and companies in other healthcare industry segments, some of which have greater financial, marketing and staffing resources, may become competitors in providing healthcare services, and this competition may have a material adverse effect on our business operations and financial position.
Our presence is currently limited to Colorado, California, Florida, New Mexico, Pennsylvania and Virginia, and we may not be able to successfully establish a presence in new geographic markets.
Prior to fiscal year 2024, we operated in Colorado, California, New Mexico, Pennsylvania and Virginia, and in fiscal year 2024, we opened two de novo centers in Florida. For the year ended June 30, 2024, almost half of our revenue was driven by our businesses in Colorado. As a result, our exposure to many of the risks described in these risk factors are not mitigated by a diversification of geographic focus. To continue to expand our operations to other regions of the United States, including in connection with the ramp up of our Florida de novo centers, we devote significant resources to identifying and exploring perceived opportunities. Thereafter, we have to, among other things, recruit and retain qualified personnel, develop new centers and establish new relationships or contracts with physicians and other healthcare and services providers. In addition, we are required to comply with laws and regulations of states that may differ from the ones in which we currently operate, and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to expand our operations in any new geographic markets.
Security breaches, loss of data and other disruptions have in the past and could in the future compromise sensitive information related to our business or our participants, or prevent us from accessing critical information and expose us to liability, and could adversely affect our business and our reputation.
In the ordinary course of our business, we create, receive, maintain, transmit, collect, store, use, disclose, share and process (collectively, “Process”) sensitive data, including PHI/PII relating to our employees, participants and others. We also Process and contract with third-party service providers to Process sensitive information, including PHI/PII, confidential information and other proprietary business information. We manage and maintain PHI/PII and other sensitive data and information using both on premise and cloud-based systems. Third-party service providers that serve our participants Process PHI/PII data either in their own on-site systems, at managed or co-located data centers, or in the cloud.
We are highly dependent on information technology networks and systems, including our EMR system, Epic, and the internet, to securely Process PHI/PII and other sensitive data and information. Security breaches of this infrastructure, whether ours or of our third-party service providers, including physical or electronic break-ins, computer viruses, ransomware, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, have occurred in the past, and have in the past and could in the future, create system disruptions, shutdowns or unauthorized access, acquisition, use, disclosure or modifications of such data or information, and could cause PHI/PII to be accessed, acquired, used, disclosed or modified without authorization, to be made publicly available, or to be further accessed, acquired, used or disclosed.
We use third-party service providers for important aspects of the Processing of employee and participant PHI/PII and other confidential and sensitive data and information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI/PII and other sensitive data and information that we and our service providers Process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We have implemented certain administrative, physical and technological safeguards through our Cybersecurity Program to address these risks; however, such policies and procedures may not address certain HIPAA requirements or address situations that could lead to increased privacy or security risks, and agreements with contractors and other third-party service providers who handle this PHI/PII and other sensitive data and information for us. However, some PACE organizations that we have acquired in the past or may acquire in the future may not have implemented such agreements with their third-party service providers, which may expose us to legal claims or proceedings, liability, and penalties. We may be required to expend significant capital and other resources to protect against security breaches, to safeguard the privacy, security, and confidentiality of PHI/PII and other sensitive data and information, to investigate, contain, remediate, and mitigate actual or potential security breaches, and/or to report security breaches to participants, employees, regulators, media, credit bureaus, and other third parties in accordance with applicable law and to offer complimentary credit monitoring, identity theft protection, and similar services to participants and/or employees where required by law or otherwise appropriate. Cyber-attacks are becoming more sophisticated, and frequent, and we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures against them or to prevent future attacks. The prevalence of smart/handheld devices and the remote work environment has increased these risks. We exercise limited control over our third-party service providers and, in the case of some third-party service providers, may not have evaluated the adequacy of their security measures, which increases our vulnerability to problems with services they provide.
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
Even in the case of cybersecurity incidents on our third-party service-providers, we remain responsible under HIPAA for our participants’ PHI/PII and any failure on our part to comply with HIPAA in connection with such data could be subject to civil penalties, resolution agreements, monitoring or similar agreements or other enforcement action. For example, on February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group, was the subject of a well-publicized cyberattack. Change Healthcare is the largest clearinghouse for medical claims in the U.S. and this event has caused significant delays and disruptions in payments to hospitals, physicians, pharmacists, and other health care providers across the country, including us. This cyberattack did not have a material impact on us or our operations. However, future cyber attacks on our third-party providers could have a material impact on our business.
If we or our third-party service providers are unable to prevent or mitigate security breaches, security incidents or privacy violations, or if we or our third-party service providers are unable to implement satisfactory remedial measures with respect to known or future security incidents, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of participants, loss of reputation, adverse impacts on participant and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and incidents and other compromise or inappropriate access to, or acquisition or processing of, PHI/PII or other sensitive data or information can be difficult to detect, and any delay in identifying such breaches or incidents or in providing timely notification of such incidents may lead to increased harm and increased penalties.
While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
A failure to accurately estimate incurred but not reported medical expenses could adversely affect our results of operations.
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
We lease half of our centers and may experience risks relating to lease termination, lease expense escalators, lease extensions and special charges.
We currently lease 10 of our 20 centers. Our leases typically have terms of nine years, and generally provide for renewal or extension options for an average total potential term of approximately 23 years. However, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. Each of our lease agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. If a lease agreement is terminated or if we are unable to renew or extend any of our leases, we may lose the center subject to that lease agreement. If we are not able to renew or extend our leases at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, such as COVID-19, as well as weather and other factors, have affected, and could in the future adversely affect our business.
Any future pandemic, epidemic or outbreak of an infectious disease may adversely affect our business if one or all of the geographies we serve is affected by such outbreak, particularly at the onset of any such outbreak before response protocols have been developed. Specifically, if our participants fall ill due to an outbreak, such as during the COVID-19 pandemic, we may experience a high level of unexpected deaths, increased costs, difficulties adhering to the complex government laws and regulations that apply to our business (including difficulties enrolling participants as was the case during the COVID-19 pandemic), and other effects, including a loss of revenue, negative publicity, litigation and inquiries from government regulators.
In addition, our results of operations have been and may in the future be negatively impacted by adverse conditions affecting our centers, including severe weather events such as tornadoes, hurricanes and widespread winter storms, earthquakes, violence or threats of violence or other factors beyond our control that cause disruption in provision of participant services, displacement of our participants, employees and care teams, or force certain of our centers to close temporarily. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In certain geographic areas, we have a large concentration of centers that may be simultaneously affected by health emergencies, adverse weather conditions or other events. Our future operating results may be adversely affected by these and other factors that disrupt the operation of our centers.
Risks Related to Regulation
Allegations that we have failed to adhere to all of the complex government laws and regulations that apply to our business have had and could in the future have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
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
•the federal civil false claims laws, including the FCA and associated regulations, which impose civil penalties through governmental, whistleblower or qui tam actions, on individuals or entities for, among other things, knowingly submitting false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a claim paid. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties ranging from $13,946 to $27,894 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
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
•federal and state laws regarding the collection, use disclosure and, protection of personal identifiable information or PII and protected health information or PHI (e.g., HIPAA and the CCPA) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials, and many other applicable state and federal laws and requirements;
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
We endeavor to comply with all legal requirements. We further endeavor to structure our relationships with physicians, providers, and other third parties to comply with state and federal anti-kickback laws and other applicable healthcare laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations, and any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. We may face penalties, including penalties under the FCA, if we fail to report and return government overpayments within 60 days of when the overpayment is identified and quantified. See Item 1A. Risk Factors, “Risks Related to Our Business—We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.” Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid, and other federally funded healthcare programs. Moreover, following amendments to the federal Anti-Kickback Statute under the ACA, claims that are implicated by Anti-Kickback Statute violations are also subject to liability under the FCA, including qui tam or whistleblower suits. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.
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
•enforcement actions by governmental agencies and/or state law claims for monetary damages for patients or employees relating to breach or impermissible use or disclosure of, or other incident relating to PHI and other types of personal data or PII that we collect, use, and disclose, in violation of federal or state privacy laws, including, for example and without limitation, HIPAA or state data privacy and security laws;
•mandated changes to our practices or procedures that could significantly increase operating expenses;
•imposition of and compliance with corporate integrity agreements, monitoring agreements or corrective action plans that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices;
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
We are, from time to time, and may in the future continue to be, a party to various lawsuits, demands, claims, governmental investigations, audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law), and other legal matters. Responding to subpoenas, requests for information, investigations and other lawsuits, claims, and legal proceedings as well as defending ourselves in such matters has required management’s attention and caused us to incur significant legal expense. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government. The results of such lawsuits cannot be predicted. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. DOJ to investigate such allegations, and because qui tam suits are filed under seal, we could be subject to suits of which we are not aware or have been ordered by the presiding court not to discuss or disclose.
We, our healthcare professionals, and the centers in which we operate, are subject to various federal, state and local licensing, certification and other laws and regulations, relating to, among other things, the quality of medical care, equipment, privacy of health information, physician relationships, telehealth, personnel and operating policies and procedures. Failure to comply with these licensing and certification laws, regulations and standards could result in cessation of our services, recoupment of prior payments by government payors, corrective action plans, the suspension of participant enrollment or requirements to make significant changes to our operations and can give rise to civil or, in certain cases, criminal penalties. We routinely take the steps we believe are necessary to retain or obtain requisite licensure and operating authorities. While we endeavor to comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. Any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows, and reputation.
If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform, our business could be harmed.
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
Since nearly all of our revenue is derived from government payors, we are always subject to regulatory changes. Federal and state legislators routinely introduce and consider proposed legislation that would impact Medicare, Medicaid, and PACE funding and operations, and state and federal agencies also consider and implement regulations and guidance that impact our business. Similarly, changes in private payor reimbursement policies could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition and result of operations. We cannot predict with certainty the impact that any particular federal and state healthcare legislation or regulation will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities or result in reduced payment rates, any of which could adversely affect our business, financial condition, and results of operations.
While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that regulators will agree with our approach or that we will be able to successfully address changes in the current legislative and regulatory environment. Moreover, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as forfeiture of revenues from payors for services rendered. For business entities, such as us, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license, as well as obligations to restructure the implicated arrangements.
Any of these outcomes may have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
Laws governing the review and approval of healthcare transactions could limit our ability to grow our business.
Several states, including California, have adopted laws focused on competition, quality, access, and cost that authorize state agencies to review and approve healthcare transactions, and many other states, including Pennsylvania, are considering similar legislation. California is also considering additional legislation that would provide the California attorney general with approval authority with respect to certain health care transactions. We have in the past and continue to intend to grow our business through acquisitions, and these laws could negatively affect our ability to grow in implicated states in the future.
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
HIPAA further requires that individuals be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 individuals or more, it must be reported to HHS without unreasonable delay, and in no case later than 60 calendar days after discovery, and HHS will automatically investigate the breach and post the name of the entity on its public breach portal. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. Breaches affecting more than 500 residents in the same state or jurisdiction must also be reported to the local media. Looking ahead, it is possible that Congress could pursue a federal privacy bill to harmonize privacy regimes across states.
In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of individually identifiable information. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the CCPA provides certain exceptions for PHI, but is still applicable to certain PII we process in the ordinary course of our business. The effects of the CCPA are wide-ranging and afford consumers certain rights with respect to PII, including a private right of action for data breaches involving certain personal information of California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of this state legislation on our business as additional information and guidance becomes available. Efforts at the federal level to enact similar laws have been ongoing. As new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to implement required changes in a timely manner could subject us to liability for non-compliance. Consumers may also be afforded a private right of action for certain violations of privacy laws. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to process data and may expose us to additional expense, adverse publicity, and liability. While we believe we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations, and we have implemented measures to require our third-party service providers to maintain reasonable data privacy and security measures, we cannot guarantee that these efforts will be adequate, and we may be subject to cybersecurity, ransomware or other security incidents. Further, it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of our third-party service providers. If we or these third parties are found to have violated such laws, rules or regulations, it could result in regulatory investigations, litigation awards or settlements, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
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
As of June 30, 2024, we had total outstanding debt of (i) $63.8 million principal amount under the Term Loan Facility (as defined in Note 7, “Long-term Debt” to the consolidated financial statements), and (ii) $2.2 million principal amount under the convertible term loan. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service, impairing our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, or on terms satisfactory to us or at all.
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
Our level of indebtedness may place us at a competitive disadvantage to our competitors that are less leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations.
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
In addition, the 2021 Credit Agreement (as defined in Note 7, “Long-term Debt” to the consolidated financial statements) contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. A breach of the covenants or restrictions under the 2021 Credit Agreement could result in an event of default under such document. Such a default may allow the creditors to accelerate the related debt and terminate all commitments to extend credit thereunder and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us.
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
Our Principal Shareholders own approximately 83% of our common stock, which means that they control the vote of all matters submitted to a vote of our shareholders, which enables them to control the election of the members of the Board and all other corporate decisions. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Principal Shareholders may not always coincide with our interests or the interests of our other shareholders. Even when the Principal Shareholders cease to own shares of our stock representing a majority of the total voting power, for so long as the Principal Shareholders continue to own a significant percentage of our stock, the Principal Shareholders will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Principal Shareholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amend our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Shareholders continue to own a significant percentage of our stock, the Principal Shareholders will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock. In addition, this concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.
In addition, we are party to a Director Nomination Agreement (defined herein) with the Principal Shareholders that provides the Principal Shareholders the right to designate: (i) all of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own at least 40% of the Original Amount (as defined therein); (ii) 40% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 40% but at least 30% of the Original Amount; (iii) 30% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 30% but at least 20% of the Original Amount; (iv) 20% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 20% but at least 10% of the Original Amount; and (v) one of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own at least 5% of the Original Amount. If TCO Group Holdings, L.P., the investment vehicle through which the Principal Shareholders hold their investment is dissolved, then each of the Principal Shareholders will be permitted to nominate (i) up to three directors so long as it owns at least 25% of the Original Amount, (ii) up to two directors so long as it owns at least 15% of the Original Amount and (iii) one director so long as it owns at least 5% of the Original Amount. The Principal Shareholders may also assign such right to their affiliates. The Director Nomination Agreement also provides for certain consent rights for each of the Principal Shareholders so long as such shareholder owns at least 5% of the Original Amount, including for any changes to the size of our Board.
The Principal Shareholders and their affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Principal Shareholders and their affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that neither the Principal Shareholders, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both her or his director and officer capacities) or its affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Principal Shareholders also may pursue business and investment opportunities that may be complementary to our business, and, as a result, those opportunities may not be available to us. In addition, the Principal Shareholders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
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
We could be an emerging growth company for up to five years after the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which first occurred in March 2021. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. Additionally, even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of December 31 in any given year, which would allow us to continue taking advantage of certain of these exemptions.
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
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations creates legal and financial compliance costs, makes some activities more difficult, time-consuming and costly and increase demand on our systems and resources, particularly after we no longer qualify as an “emerging growth company” or “smaller reporting company.” Furthermore, the need to maintain the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, such as disclosures related to climate emissions, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We invest in resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.
In addition to the Principal Shareholders’ beneficial ownership of a combined 83% of our common stock, our Director Nomination Agreement, certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board or the Principal Shareholders, even if doing so might be beneficial to our shareholders. Among other things, these provisions:
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
Our operating results have fluctuated and may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause such results to fall below any guidance, targets or goals we provide.
Our quarterly and annual operating results have fluctuated and may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may be driven by a variety of factors, many of which are outside of our control, including, but not limited to:
•    our ability to execute our growth strategy, including our ability to identify and successfully complete acquisitions and expand via de novo centers within existing and new markets;
•    our inability to control expenses and increases to the cost of care, including as a result of the composition of our participant pool, macroeconomic factors such as such as labor shortages, high inflation, and health emergencies;
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
The impact of any one of the factors discussed above or any other factors discussed in this “Risk Factors” section, or the cumulative effects of a combination of such factors, could result in significant fluctuations and unpredictability in our quarterly and annual operating results. As a result of such variability and unpredictability, our revenue or operating results could fall short of our expectations or any guidance we provide and we may also fail to meet the expectations of industry or financial analysts or investors for any period. If the guidance we provide falls short or we are unable to meet the expectations of analysts or investors, the trading price of our common stock could decline substantially.

Our operating results and stock price are volatile.
The price of our common stock has significantly fluctuated since our IPO. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could continue to subject the market price of our shares to wide price fluctuations regardless of our operating performance. In addition, our operating results and the trading price of our shares may fluctuate in response to various factors, including:
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
•changing economic and macroeconomic conditions;
•inflationary pressures, increased interest rates, weather, public health events, such as the COVID-19 pandemic, and war, including uncertainties surrounding the Russia and Ukraine war and the Israel-Hamas war;
•investors’ perception of us and our prospects; and
•any default on our indebtedness.
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
Our Board of Directors has approved a share repurchase program that may subject us to certain risks, which can be exacerbated because our stock is thinly traded.
Our Board of Directors approved a repurchase program to repurchase shares of our common stock. Our share repurchase program does not obligate us to acquire any common stock, and we may discontinue the program at any time. If we fail to meet any expectations related to share repurchases, we may lose market and investor confidence. In addition, our common stock is thinly traded. Thinly traded stocks pose several risks for investors because they have wider spreads and less displayed size than other stocks that trade in higher volumes. Other risks posed by thinly traded stocks include difficulty selling the stock, challenges attracting market makers to make markets in the stock, and difficulty with financings. Because our common stock is thinly traded, repurchases under the repurchase program can impact the price of our common stock on a given day or period.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Risk Management and Strategy
Our Cybersecurity Program (“Program”) is designed from a risk- and compliance-based approach for resilience and protection across our operations and the appropriate access, use, and/or disclosure of PHI and PII. Our Program employs the National Institute of Standards Technology (NIST) cybersecurity framework and strategy to deliver multi-layered defenses and relevant technologies that are designed to control, audit, monitor, and protect access to sensitive information. We also leverage government partnerships, industry and government associations, third-party benchmarking, audits, threat intelligence feeds and other similar resources to inform our cybersecurity efforts and allocate resources.
We maintain our Program with physical, administrative and technical safeguards, and we maintain plans and procedures whose objective is to help us prevent and respond to cybersecurity incidents. Elements of our Program include: (i) required training for our employees (including onboarding and annual training), exercises (including advanced phishing exercises), and awareness for our employees to promote vigilance of cybersecurity risks and (ii) compliance audits and assessments, which include routine technical and non-technical audits and assessments internally and in collaboration with independent third parties at least annually. In addition, we engage various third-party consultants to assist us in assessing, enhancing, implementing and monitoring our Program and responding to incidents.
As a company managing the use and disclosure of PHI and PII, we annually undergo internal and/or third-party HIPAA Security Rule risk assessments of our administrative, physical, and technical safeguards. In addition, external assessors periodically evaluate our safeguards against multiple frameworks, including NIST Cyber Security Framework (CSF).
Our Program is integrated into our Enterprise Risk Management (ERM) program and includes a vendor risk management program supported by our security and compliance teams. We assess vendor cybersecurity risks according to HIPAA and NIST CSF standards and have established an oversight process to manage cybersecurity risks related to the products and services we procure.
During the fiscal year ended June 30, 2024, we did not identify risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business, operations, and reputation. See “Security breaches, loss of data and other disruptions have in the past and could in the future compromise sensitive information related to our business or our participants, or prevent us from accessing critical information and expose us to liability, and could adversely affect our business and our reputation” in Item 1A “Risk Factors” in this Annual Report.

Governance
While our full Board of Directors has overall responsibility for risk oversight, it has delegated primary oversight of certain risks to its committees. Our Audit Committee monitors cybersecurity risks, and the steps our management has taken to monitor and control exposures. Our Chief Information Officer (CIO) and Chief Information Security Officer (CISO) brief the Audit Committee quarterly on cybersecurity risks, updates on the regulatory and cyber landscape and significant cybersecurity events, as needed. Our Audit Committee reports to the Board of Directors on cybersecurity matters quarterly, or more often as the need arises.
We have an Information Security Team to strengthen our cybersecurity risk management activities across the Company. The Information Security Team reports to our CISO who works in collaboration with our CIO, Chief Compliance Officer and General Counsel. The Information Security Team is responsible for the oversight and operation of our Program, and the management our security standards and operating procedures.
Cole Naus is our CISO. Mr. Naus has over 10 years of experience in the cybersecurity industry. Mr. Naus holds a degree in Cybersecurity and Information Assurance and holds other cybersecurity certifications. Mr. Naus reports directly to Cara Babachicos, our CIO. Ms. Babachicos has over 20 years of experience in the cybersecurity industry, having previously worked as Chief Information Officer at other companies in the healthcare industry.
Item 2.    PROPERTIES
As of June 30, 2024, we operated an aggregate of 20 centers, of which ten were owned and ten were leased, representing approximately 410,000 and 240,000 gross square feet, respectively. Our centers are located in 14 markets and six states.
Our principal executive offices are located in Denver, Colorado, where we own facilities totaling approximately 290,000 square feet across the state. We occupy a 69,000 square foot facility for administration, sales and marketing, technology and development and professional services in Denver, Colorado. We also own and lease properties for operational PACE centers in Denver, Colorado; Loveland, Colorado; Pueblo, Colorado; Albuquerque, New Mexico; Los Angeles, California; Sacramento, California; San Bernardino, California; Philadelphia, Pennsylvania; Charlottesville, Virginia; Newport News, Virginia; Richmond, Virginia; Roanoke, Virginia; Orlando, Florida; and Tampa, Florida . We do not have any PACE centers or properties located outside of the United States.
Our leases typically have terms of nine years, and generally provide for renewal or extension options for an average total potential term of approximately 23 years. Our lease obligations often include annual fixed rent escalators ranging between 2.0% and 3.0%. Generally, our leases are “modified gross” leases, which require us to pay the cost of insurance, taxes, maintenance and utilities, but not for costs related to the structure of the building. We generally cannot cancel these leases at our option.
We believe that our facilities and centers are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
Item 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various legal proceedings and be subject to claims.
Civil Investigative Demands
In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requests information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. The Company continues to fully cooperate with the Attorney General.
In February 2022, the Company received a civil investigative demand from the DOJ under the Federal False Claims Act on similar subject matter. The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states of California, Colorado, New Mexico, Pennsylvania, and Virginia. In December 2022, the Company received a supplemental civil investigative demand requesting supplemental information on the same matters. The Company continues to fully cooperate with the DOJ.
We are currently unable to predict the outcome of these investigations.

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
Other Matters
In the third fiscal quarter of 2023, the Company agreed to settle a wage and hour class action lawsuit in the State of California for a cash payment of $1.2 million. Subsequently, the Company was notified of certain additional individual claims and agreed to include such claims within the class. In October 2023, the Company agreed to increase the settlement amount to a total of $1.3 million, reflecting the additional individual claims. The Court entered the final approval of the settlement on April 2, 2024 and the payout occurred on June 7, 2024. The matter will remain open for 180 days to allow the class members to settle their checks, after which time the case is expected to officially close.
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
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Securities Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “INNV.”
Holders of Record
As of September 9, 2024, there were approximately ten stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by economic banks, brokers and other financial institutions. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended June 30, 2024.
Issuer Purchases of Equity Securities
Stock repurchases during the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
April 1 – 30, 2024	-	-	-	-
May 1 – 31, 2024	-	-	-	-
June 1 – 30, 2024	45,023	$5.00	45,023	$4,775,900
Total	45,023		45,023
___________________________________
(a)On June 10, 2024, the Company’s Board of Directors announced the approval of a share repurchase program authorizing the repurchase of up to $5 million of the Company’s common stock, with no expiration date. For further information regarding stock repurchase activity, see Note 16 Share Repurchase Program to the consolidated financial statements in this Annual Report.
(b)Average price paid per share does not include costs associated with the repurchases.
Item 6.    [Reserved]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Our historical results are not necessarily indicative of the results that may occur in the future and actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in the sections entitled “Risk Factors” and “Forward-Looking Statements” included in this Annual Report.
Overview
General
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. The Company served approximately 7,020 PACE participants as of June 30, 2024, making it the largest PACE provider in the U.S. based upon participants served, and operates 20 PACE centers across Colorado, California, Florida, New Mexico, Pennsylvania and Virginia. During the year ended June 30, 2024, the Company opened two de novo centers in Tampa and Orlando, Florida, and acquired two PACE centers in California from ConcertoCare, which include one operating center in the Crenshaw neighborhood of Los Angeles, and a second program that is a planned de novo in Bakersfield, California.
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
We are the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, dual-eligible seniors. Our programs are designed to directly address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. Our participant-centered care delivery approach is designed to improve the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Our participant-centered approach is led by our Interdisciplinary Care Teams (“IDTs”), who oversee all aspects of each participant’s unique care plan and function as the core group of care providers to our participants. We directly manage and are responsible for all healthcare needs and associated costs for our participants, including housing costs, where applicable. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (i) the shift toward value-based care, in which coordinated, outcomes-driven, quality care is delivered while reducing unnecessary spend, (ii) eliminating excessive administrative costs by contracting directly with the government, (iii) focusing on the patient experience and (iv) addressing social determinants of health.
Trends and Uncertainties Affecting the Company
Macroeconomic conditions. During fiscal year 2024, the U.S. continued to wrestle with inflation and the health industry continued to face increased wages due to labor shortages and increased competition among healthcare professionals. In fiscal year 2023 and 2024, in response to high levels of inflation, we implemented various mitigation strategies to reduce costs of operation, including consolidating services, price negotiations with providers and vendors and limiting corporate staffing, and effecting a reduction in workforce in December 2022 and October 2023. Inflationary pressures eased significantly during the second half of fiscal year 2024 and abated to normalized levels. The effects of inflation, after accounting for these mitigation strategies, were immaterial to our financial results for fiscal year 2024.

Increased cost of care. In fiscal year 2024, operating expenses increased $49.6 million, or 6.7%, compared to 2023 due to (i) the increased cost of care and related cost per participant as a result of increased salaries, wages and benefits associated with increased headcount and higher wage rates and (ii) increased fleet and contract transportation due to an increase in external appointments related to growing census. Additionally, external provider costs increased in the fiscal year 2024 compared to 2023 due to annual increases in assisted living and nursing facility unit cost and general medical inflation. In an effort to mitigate the effects of these rising costs, in fiscal years 2023 and 2024, we implemented and continued certain clinical value initiatives designed to manage participant expenses and reduce low-value utilization of services and an infrastructure to ensure accurate reimbursement of services. During fiscal year 2024, we continued to strengthen our payer capabilities and reduced external provider costs, which we believe to be a result of our maturing clinical value initiatives. Additionally, in fiscal year 2024 we introduced operational value initiatives to complement our clinical value initiatives. These initiatives are focused on identifying value-creation opportunities at the center operating level and the selling, general and administrative level to drive staff productivity, operating efficiency and vendor unit economics from better leveraging people, process and technology. While we expect to continue to experience elevated operating expenses during fiscal year 2025 for similar reasons, we also expect that our clinical value initiatives will help offset increasing cost of care.
Census and capitation revenue. On May 11, 2023, President Biden allowed the national emergency and public health emergency declarations related to the COVID-19 pandemic to expire, which ended certain Medicaid waivers. While states have resumed processing new Medicaid applications and redeterminations of beneficiary eligibility, the healthcare industry, including the Company, experienced increased delays in the processing of such applications. As a result of such delays, the Company experienced an increase in gaps of eligibility with redetermination applications during fiscal year 2024, which is expected to continue through fiscal year 2025. While participants continue to receive care and remain enrolled with the Company during this time, the effect of such delays temporarily halts Medicaid revenue related to any closed application and simultaneously increases our risk of revenue recovery. In an effort to mitigate these risks, the Company utilizes State approved third-party eligibility partners to expedite applications, escalate delayed cases to State administrators, and pursue safe discharges for individuals who are truly ineligible. There has not been a material effect on the Company’s financial statements or operations due to this situation. The Company has experienced aging report accounts and financial losses being normalized to pre-public health emergency levels. The Company expects to continue these mitigating measures during fiscal year 2025 and will continue to assess the situation as it evolves.
Labor market. The healthcare sector continues to experience a complex set of challenges in hiring additional professionals. Specifically, the demand for healthcare services has been steadily increasing due to an aging population and a greater focus on health and wellness in society. In addition, there are systemic challenges related to workforce training and the pipeline of qualified professionals, which have not kept pace with this growing demand. Furthermore, high inflation experienced during fiscal year 2023, which continued through fiscal year 2024 increased the cost of living, and subsequently, wage pressure for healthcare professionals, with a shift towards an employee-centric market with an emphasis on competitive compensation, flexibility and professional growth opportunities, which contributed to an increasingly competitive labor market. In an effort to mitigate the effects of these challenges, we adopted strategies to offer competitive compensation packages. Partially as a result of increased competition and other market trends, in conjunction with increased staffing related to compliance and remediation efforts in our centers, there was an increase in the cost of care for the fiscal year 2024 compared to 2023, as discussed in "Results of Operations" below.
Additionally, on October 13, 2023, California passed into law California Senate Bill No. 525 ("SB 525"), which would raise the minimum wage for many California healthcare workers. SB 525 becomes effective when certain financial metrics within the State of California are met. Even though SB 525 is not yet effective and PACE centers are not covered by it, many of our contractors and other third-party providers are expected to be impacted by SB 525, and we believe that due to this and other macroeconomic factors, our California centers have received provider requests to increase rates to cover their increased costs. In addition, as a result of competition generated by SB 525 and other California market conditions, we have increased our wages for healthcare workers and other comparable market positions in the California market. These increases did not have a material impact on our labor costs, financial statements or operations for the fourth quarter or fiscal year 2024. We will continue to evaluate the impact of this legislation on our business.
In addition, in fiscal year 2024, the nurses in our Pennsylvania centers voted to unionize and collective bargaining commenced in late 2024. These employees represent approximately 1% of our total workforce. We currently do not expect the impact from the negotiated collective bargaining agreement and costs for unionized employees to have a material effect on our costs of labor or operations. However, we cannot predict whether other employees will follow a similar course of action.

For additional information on the various risks posed by macroeconomic events, regulation, and employee matters, please see the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we manage a higher acuity population, with an average RAF score of 2.46 based on InnovAge data as of June 30, 2024, compared to an average RAF score of 1.08 for Medicare fee-for-service non-dual enrollees, as calculated in an analysis by Avalere Health in June 2020 of a cohort of individuals enrolled in Medicare Fee-for-Service in 2019; and (ii) we have Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. In fiscal year 2023, we began working on expanding payer capabilities which we continued to strengthen in fiscal 2024 so that our revenue more accurately reflects the acuity of the populations we serve.
•Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators or suspensions of State attestations required to open new de novo centers.
•Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. We achieved an average NPS score of 46 for fiscal year 2024 and average participant tenure of 3.6 years as of June 30, 2024, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 6.9% annually over the last three fiscal years.
•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. The risk pool of our population became more acute in fiscal year 2023 as we were not able to replenish our population mix with newer, lower-acuity participants as a result of State sanctions. Together with the factors disclosed above (increased salaries, wages and benefits, increased fleet and contract transportation costs, annual increases in assisted living and nursing facility unit cost and general medical inflation), our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 83% of our revenue in the year ended June 30, 2024.
•Center-level Contribution Margin. The Company’s management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. As we serve more participants in existing centers, we expect to leverage our fixed cost base at those centers and increase the value of a center to our business increases over time.
•Our ability to expand via de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including sanctions issued by regulators, legal, community or other obstacles in the construction of such centers, and our ability to hire and train enough workers to ramp up these centers to maturity.
In response to an audit to our Sacramento center and a medical review of our San Bernardino center, which have been previously disclosed, the California Department of Health Care Services (“DHCS") notified us that it was suspending its attestations in support of the planned de novo center in Downey and the recently acquired planned de novo center in Bakersfield. CMS has closed its process and DHCS's process is ongoing. While the planned California de novo centers are precluded from opening at this time, DHCS notified us that it would consider restoring the State Attestations upon our successful remediation of the deficiencies raised in our Sacramento center.
•Execute tuck-in acquisitions and partnerships. Over the past six fiscal years, we have acquired and integrated four PACE organizations for a total of eight operational centers (excluding the PACE center in Bakersfield, California, which is not yet operational). These acquisitions represent expansion of our InnovAge Platform into one new state and five new markets. By bringing acquired organizations under the InnovAge Platform, we hope to further realize revenue growth and improve operational efficiency and care delivery post-integration. We also have pursued and intend to continue pursuing additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geography, such as the joint venture we entered into at our Orlando PACE center with Orlando Health during the fourth quarter of fiscal year 2024.
•Our ability to maintain high quality of regulatory compliance. The Company’s priority is to continue to maintain high quality of regulatory compliance in all its centers.
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
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth due, partially, to additional costs we incur in connection with audits to our centers, remediation plans and current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. We are investing to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends. Accordingly, in the short term we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
•Seasonality to our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza and COVID-19 viruses, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received from CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Where there is a difference between our estimate and the final determination from CMS, we may record either an increase or decrease in true up revenue. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility into nor control over the timing of such payments. The variability of participant enrollments during the open enrollment period has also been impacted by additional offerings by MA and other competitors. We believe that, as a result of these additional offerings, we experienced higher than expected disenrollments during fiscal year 2024.

Components of Results of Operations
Revenue
Capitation Revenue. In order to provide comprehensive services to manage the totality of a participant’s medical care across all settings, we receive fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, Veterans Affairs (“VA”) and private pay sources. The concentration of capitation revenue from our various payors was:

	2024	2023
Medicaid	54%	54%
Medicare	46%	46%
Private pay and other	*%	*%
Total	100%	100%
*denotes less than 1%
Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are amended annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. We are currently operating in good standing under each of our PACE state contracts. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report.
Other Service Revenue. Other service revenue primarily consists of revenues derived from state food grants and rent revenues. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report.
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
Sales and Marketing. Sales and marketing expenses consist of employee-related expenses, including salaries, commissions, and employee benefits costs, for all employees engaged in marketing, sales, community outreach and sales support as well as financial eligibility support for both prospective and existing participants. These employee-related expenses capture all costs for both our field-based and corporate sales and marketing teams. Sales and marketing expenses also include local and centralized advertising costs, as well as the infrastructure required to support our marketing efforts. We expect these costs to increase in absolute dollars over time as we continue to grow our participant census. We evaluate our sales and marketing expenses relative to our participant growth and will invest more heavily in sales and marketing from time-to-time to the extent we believe such investment can accelerate our growth without negatively affecting profitability.
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
For more information relating to the components of our results of operations, see Results of Operations below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report for more detailed information regarding our significant accounting policies.
Results of Operations
The following table sets forth our consolidated results of operations for the periods presented.

	Year Ended June 30,
	2024	2023
	in thousands
Revenues
Capitation revenue	$762,570	$686,836
Other service revenue	1,285	1,251
Total revenues	763,855	688,087
Expenses
External provider costs	403,010	374,528
Cost of care, excluding depreciation and amortization	228,781	212,271
Sales and marketing	24,957	19,627
Corporate, general and administrative	111,337	115,637
Depreciation and amortization	18,950	15,419
Total expenses	787,035	737,482
Operating Loss	(23,180)	(49,395)

Other Income (Expense)
Interest expense, net	(4,023)	(1,522)
Gain on cost and equity method investments	2,842	—
Other income	2,542	124
Total other income (expense)	1,361	(1,398)
Loss Before Income Taxes	(21,819)	(50,793)
Provision (Benefit) for Income Taxes	1,402	(7,241)
Net Loss	(23,221)	(43,552)
Less: net loss attributable to noncontrolling interests	(1,883)	(2,879)
Net Loss Attributable to InnovAge Holding Corp.	$(21,338)	$(40,673)

Loss Before Income Taxes as a % of revenue	(2.9)%	(7.4)%
Net Loss as a % of revenue	(3.0)%	(6.3)%

Revenues

	Year Ended June 30,		$ Change	% Change
	2024	2023
	in thousands
Capitation revenue	$762,570	$686,836	$75,734	11.0%
Other service revenue	1,285	1,251	34	2.7%
Total revenues	$763,855	$688,087	$75,768	11.0%
Capitation revenue. Capitation revenue was $762.6 million for the year ended June 30, 2024, an increase of $75.7 million, or 11.0%, compared to $686.8 million for the year ended June 30, 2023. This increase was driven by a $30.8 million, or 4.5% increase in member months (as defined below under “Key Business Metrics and non-GAAP Measures – Total member months”) coupled with a $44.9 million, or 6.3%, increase in capitation rates. The increase in member months was primarily due to the release of sanctions at our Sacramento, California center and at our Colorado centers. The increase in capitation rates was primarily driven by an annual increase in both Medicaid capitation rates as determined by the States and Medicare capitation rates as a result of increased risk score and county rates.
Expenses

	Year Ended June 30,		$ Change	% Change
	2024	2023
	in thousands
External provider costs	$403,010	$374,528	$28,482	7.6%
Cost of care, excluding depreciation and amortization	228,781	212,271	16,510	7.8%
Sales and marketing	24,957	19,627	5,330	27.2%
Corporate, general and administrative	111,337	115,637	(4,300)	(3.7)%
Depreciation and amortization	18,950	15,419	3,531	22.9%
Total operating expenses	$787,035	$737,482	$49,553	6.7%
External provider costs. External provider costs were $403.0 million for the year ended June 30, 2024, an increase of $28.5 million, or 7.6%, compared to $374.5 million for the year ended June 30, 2023. The increase was primarily driven by an increase of $16.8 million, or 4.5% in member months coupled with an increase of $11.7 million, or 3.0%, in cost per participant. The increase in cost per participant was primarily driven by a $9.6 million increase associated with increased assisted living utilization and unit cost and a $3.6 million increase associated with higher professional services utilization. This was partially offset by a $5.1 million reduction in permanent nursing facility utilization.
Cost of care, excluding depreciation and amortization. Cost of care, excluding depreciation and amortization expense was $228.8 million for the year ended June 30, 2024, an increase of $16.5 million, or 7.8%, compared to $212.3 million for the year ended June 30, 2023, primarily due to an increase of $7.0 million, or 3.1%, in cost per participant coupled with an increase of $9.5 million, or 4.5%, in member months. The increase in cost per participant was driven by (i) a $12.8 million increase in salaries, wages and benefits associated with increased headcount to support growth and higher wage rates, (ii) a $2.3 million increase in contract provider expense in California, (iii) $1.9 million in increased fleet expense and contract transportation as a result of higher average daily attendance, an increase in external appointments, and higher fuel costs, (iv) $1.2 million in increased building maintenance and security, (v) $1.8 million in software license fees, and (vi) $1.8 million in de novo occupancy and administrative costs inclusive of the Concerto acquisition in December 2023. This was partially offset by a $3.9 million reduction in third party audit and compliance support.
Sales and marketing. Sales and marketing expenses were $25.0 million for the year ended June 30, 2024, an increase of $5.3 million, or 27.2%, compared to $19.6 million for the year ended June 30, 2023, primarily due to a $1.6 million increase in marketing spend and a $2.8 million increase in salaries, wages and benefits, both associated with sanction release in our Colorado and Sacramento, California centers as well as opening new centers in Florida.
Corporate, general and administrative expenses. Corporate, general and administrative expenses were $111.3 million for the year ended June 30, 2024, a decrease of $4.3 million, or 3.7% compared to $115.6 million for the year ended June 30, 2023. The decrease was primarily due to (i) $2.7 million reduction in third party legal expense, (ii) $2.3 million reduction in insurance expense, (iii) $4.5 million reduction in consulting expense associated with improving organizational capabilities including the transition to a new electronic medical record (“EMR”), (iv) $2.2 million reduction in contract staff augmentation, and (v) $1.0 million reduction in recruiting expense. These decreases were partially offset by (i) a $3.5 million increase in employee compensation and benefits as the result of an increase in headcount to support compliance and bolster organizational capabilities, (ii) $3.7 million in bad debt expense, and (iii) $1.2 million in consulting costs including Sarbanes-Oxley Act of 2002 compliance, internal audit support, and public relations.
Depreciation and amortization. Depreciation and amortization expense was $19.0 million for the year ended June 30, 2024, an increase of $3.5 million, or 22.9%, compared to $15.4 million for the year ended June 30, 2023. The increase in depreciation expense was a result of capital additions in the normal course of business.
Other Income (Expense)

	Year Ended June 30,
	2024	2023	$ Change	% Change
	in thousands
Interest expense, net	$(4,023)	$(1,522)	$(2,501)	164.3%
Gain on cost and equity method investments	2,842	—	2,842	NM*
Other income	2,542	124	2,418	1950.0%
Total other income (expense)	$1,361	$(1,398)	$2,759	(197.4)%
*Not Meaningful
Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $4.0 million for the year ended June 30, 2024, an increase of $2.5 million, or 164.3%, compared to $1.5 million for the year ended June 30, 2023. The increase was primarily due to interest expense of $7.5 million partially offset by interest income of $3.5 million from money market funds during the year ended June 30, 2024. Interest income during the year ended June 30, 2023 was $3.4 million from money market funds offsetting interest expense of $4.9 million.
Gain on cost and equity method investments. Gain on cost and equity method investment was $2.8 million for the year ended June 30, 2024 compared to no gain or loss for the year ended June 30, 2023. On March 13, 2024, Pinewood Lodge, LLLP (“PWD”), a variable interest entity of the Company, entered into a Purchase and Sale Agreement for the sale of all of PWD's property, including its senior housing unit, which was used in our operations. On May 2, 2024, PWD closed on the sale of the property. In June 2024, the partnership was dissolved and we recognized a gain of $4.8 million from the dissolution of the partnership. See Note 4 “Cost and Equity Method Investments” to our consolidated financial statements included in this Annual Report for further discussion. The gain was partially offset by impairment losses of $2.0 million in conjunction with our minority interest investment in Jetdoc, Inc. ("Jetdoc") during the year ended June 30, 2024. No observable price changes or impairments were recorded during the year ended June 30, 2023.
Other income. Other income consists primarily of the net proceeds received from the sale of or disposal of property and equipment, unrealized gains and losses and investment income related to short-term investments. Other income was $2.5 million for the year ended June 30, 2024, an increase of $2.4 million, compared to $0.1 million for the year ended June 30, 2023, due to $2.4 million in investment income related to short-term investments. Investment income during the year ended June 30, 2023 was $1.2 million offset by $1.1 million loss on disposal of capital assets.
Provision (Benefit) for Income Taxes.
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC (“SH1”) and InnovAge Sacramento have elected to be taxed as partnerships, and no provision (benefit) for income taxes for SH1 or InnovAge Sacramento is included in these consolidated financial statements. Further, the Company entered into a joint venture called InnovAge Florida PACE – Orlando on May 28, 2024 and its members elected to be taxed as a partnership. No provision (benefit) for income taxes for InnovAge Orlando is included in these consolidated financial statements for activity occurring from joint venture formation date through the balance of the fiscal year.

A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of provision (benefit) for income taxes.
During the years ended June 30, 2024 and 2023, we reported provision (benefit) for income taxes of $1.4 million and $(7.2) million, respectively. The decrease of $8.6 million is primarily due to (i) pretax book loss recognized during the year ended June 30, 2024, as compared to the pretax book loss recognized during the year ended June 30, 2023 and (ii) the change in our valuation allowance.
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
Net Loss
During the years ended June 30, 2024 and 2023, we reported net loss of $23.2 million and $43.6 million, respectively, consisting of (i) operating loss of $23.2 million and $49.4 million, respectively, (ii) other income of $1.4 million and other expense of $1.4 million, respectively, and (iii) provision for income taxes of $1.4 million and benefit for income taxes of $7.2 million, respectively, each as described above.

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

	Year Ended June 30,
	2024	2023
	dollars in thousands
Key Business Metrics:
Centers(a)	20	17
Census(a)(b)	7,020	6,400
Total Member Months(b)	80,840	77,370

Non-GAAP Measures:
Center-level Contribution Margin(c)	$132,064	$101,288
Center-level Contribution Margin as a % of revenue(c)	17.3%	14.7%

Adjusted EBITDA(c)	$16,474	$(3,425)
Adjusted EBITDA Margin(c)	2.2%	(0.5)%
___________________________________
(a)Includes InnovAge Sacramento and InnovAge Orlando, which the Company owns and controls through joint ventures and are consolidated in our financial statements. During the fiscal year ended June 30, 2024, the Company opened the Orlando and Tampa centers and acquired an operational center from Concerto in Los Angeles.
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
Center-level Contribution Margin
The Company’s management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating

Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $132.1 million and $101.3 million for the years ended June 30, 2024 and 2023, respectively. The increase in Center-level Contribution Margin for fiscal year 2024 was primarily due to a year-over-year increase of 11.0% in total revenue and 7.7% in center level expense during the same period. For more information relating to Center-level Contribution Margin, see Note 14 “Segment Reporting” to our consolidated financial statements. A reconciliation of Center-level Contribution Margin to loss before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	June 30, 2024			June 30, 2023
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Center-Level Contribution Margin	131,667	397	132,064	100,948	340	101,288
Overhead costs(2)	136,284	10	136,294	135,264	—	135,264
Depreciation and amortization	18,477	473	18,950	14,959	460	15,419
Interest expense, net	3,845	178	4,023	1,342	180	1,522
Gain on cost and equity method investments	(2,842)	—	(2,842)	—	—	—
Other income	(2,542)	—	(2,542)	(124)	—	(124)
Loss Before Income Taxes	$(21,555)	$(264)	$(21,819)	$(50,493)	$(300)	$(50,793)
___________________________________
(1)Center-level Contribution Margin from a segment below the quantitative thresholds is attributable to the Senior Housing operating segment of the Company. This segment has never met any of the quantitative thresholds for determining reportable segments.
(2)Overhead consists of the Sales and marketing and Corporate, general and administrative financial statement line items.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted for interest expense, net, other investment income, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, litigation costs and settlement, M&A diligence, transaction and integration, business optimization, EMR implementation and gain on cost and equity method investments.
For the years ended June 30, 2024 and 2023, our net loss was $23.2 million and $43.6 million, respectively, representing a year-over-year improvement of 47%, and Adjusted EBITDA was $16.5 million and $(3.4) million, respectively, representing a year-over-year increase of 585%.
Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the year ended June 30, 2024, our net loss margin was 3.0%, compared to our net loss margin of 6.3% for the year ended June 30, 2023. For the year ended June 30, 2024, our Adjusted EBITDA margin was 2.2%, compared to our Adjusted EBITDA margin for the year ended June 30, 2023 of (0.5)%.
Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net loss and net loss margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of expenses that do not relate to our ongoing business performance and certain noncash expenses, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net loss and net loss margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. Our use of the term Adjusted EBITDA varies from others in our industry. Effective for the year ended June 30, 2024, the Company has revised its calculation of Adjusted EBITDA to no longer exclude de novo center development costs and to reflect the impact of other investment income. The presentation for the year ended June 30, 2023 has been recast to conform to the current presentation.
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods is as follows:

	Year Ended June 30,
	2024	2023
	in thousands
Net Loss	$(23,221)	$(43,552)
Interest expense, net	4,023	1,522
Other investment income(a)	(2,385)	(1,170)
Depreciation and amortization	18,950	15,419
Provision (benefit) for income tax	1,402	(7,241)
Stock-based compensation	6,832	4,993
Litigation costs and settlement(b)	4,878	9,782
M&A diligence, transaction and integration(c)	778	140
Business optimization(d)	4,399	10,535
EMR implementation(e)	3,660	6,147
Gain on cost and equity method investments(f)	(2,842)	—
Adjusted EBITDA	$16,474	$(3,425)
___________________________________
(a)Reflects investment income related to short term investments included in our consolidated statement of operations. Effective for the year ended June 30, 2024, the Company has revised the calculation for Adjusted EBITDA to reflect the impact of investment income in 2024 and 2023.
(b)Reflects a $1.2 million reserve for a California wage and hour class action settlement for the year ended June 30, 2023, and each of the years ended June 30, 2023 and 2024 included charges/(credits) related to litigation by stockholders, litigation related to de novo center, and civil investigative demands. See Item 3, “Legal Proceedings” included in this Annual Report. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(c)Reflects charges related to M&A transaction and integrations, including the Concerto acquisition in December 2023. Effective for the year ended June 30, 2024, the Company has revised the calculation for Adjusted EBITDA to no longer exclude de novo center development costs in 2024 and 2023. De novo center development costs were $1.0 million for each of the years ended June 30, 2024 and 2023.
(d)Reflects charges related to business optimization initiatives. Such charges related to one-time investments in projects designed to enhance our technology and compliance systems, improve and support the efficiency and effectiveness of our operations, and third party support to address efforts to remediate deficiencies in audits. For the year ended June 30, 2024 costs include (i) $3.1 million associated with third party consultants as we implement our core provider initiatives, asses our risk-bearing payor capabilities, and strengthen our enterprise capabilities, (ii) $0.3 million of costs related to severance and other organizational costs, and (iii) $0.9 million related to charges for technology improvements, environmental sustainability, governance reporting, and other non-recurring projects aimed at reducing costs and improving efficiencies. For the year ended June 30, 2023, costs included (i) $1.8 million related to consultants and contractors performing audit and other related services at sanctioned centers, (ii) $5.7 million of costs associated with third party consultants to strengthen enterprise capabilities, (iii) $0.6 million related to the consolidation of the Germantown, Pennsylvania center, (iv) $1.1 million related to organizational restructure, and (v) $1.4 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.

(e)Reflects non-recurring expenses relating to the implementation of a new EMR vendor.
(f)Reflects $4.8 million net benefit associated with the dissolution of the PWD partnership partially offset by $2.0 million impairment in Jetdoc investment.
Liquidity and capital resources
General
To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, from the sale of common stock in our IPO that occurred in March 2021. As of the years ended June 30, 2024 and 2023, we had cash and cash equivalents of $56.9 million and $127.2 million, respectively, a decrease of $70.3 million primarily due to the Concerto acquisition, deferred revenue due to the timing of payments received during the prior fiscal year, and a decrease in working capital. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined in Note 7 “Long-term Debt” to the audited consolidated financial statements) due 2026, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2028 and 2032, respectively, (iii) the operations of our business, (iv) income tax payments, which are generally due on a quarterly and annual basis, (v) capital additions, which include acquisition and de novo centers, and (vi) share repurchases authorized under the $5.0 million Board approved program. We also will continue investing in resources and initiatives to provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis. For additional information regarding our lease obligations, debt and commitments, see Notes 6 “Leases,” 7 “Long-term Debt,” and 9 “Commitments and Contingencies,” respectively, to our audited consolidated financial statements.
We believe that our cash and cash equivalents and our cash flows from operations, available funds and access to financing sources, including our Revolving Credit Facility (as discussed and defined below), will be sufficient to fund our operating and capital needs for the next 12 months and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, our ability to retain and grow the number of PACE participants, and the expansion of sales and marketing activities and other costs of operating the business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
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
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of June 30, 2024 and 2023, the interest rate on the Term Loan Facility was 7.18% and 6.95%, respectively. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of June 30, 2024, we had no borrowings outstanding, $3.9 million of letters of credit issued, and $96.1 million of remaining capacity under the Revolving Credit Facility. As of June 30, 2024, we also had $2.2 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.
For more information about our debt, see Note 7 “Long-term Debt” to our audited consolidated financial statements.

Our material cash requirements from known contractual and other obligations primarily relate to long-term debt and lease obligations. Expected timing of those payments are as follows:

	Total	Next 12 Months	Beyond 12 Months
	in thousands
Long-term debt (excluding interest)(1)	$65,989	$3,795	$62,194
Operating leases(2)	38,384	6,023	32,361
Finance leases (excluding interest)	19,550	6,631	12,919
Total	$123,923	$16,449	$107,474
___________________________________
(1)Represents principal amounts related to the 2021 Credit Agreement.
(2)We adopted ASU 2016-02 on July 1, 2022, which requires lessees to recognize almost all leases on the balance sheet. See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements.
We currently intend to retain substantially all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, other than with respect to share repurchases, and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.
Consolidated Statements of Cash Flows
Our consolidated statements of cash flows for the year ended June 30, 2024 and 2023 are summarized as follows:

	Year Ended June 30,		$ Change
	2024	2023
in thousands
Net cash provided by (used in) operating activities	$(36,898)	$20,236	$(57,134)
Net cash used in investing activities	(26,373)	(69,521)	43,148
Net cash used in financing activities	(7,034)	(7,896)	862
Net change in cash, cash equivalents and restricted cash	$(70,305)	$(57,181)	$(13,124)
Operating Activities. The change in net cash provided by (used in) operating activities was primarily due to the net effect of (i) a net loss of $23.2 million for the year ended June 30, 2024 compared to a net loss of $43.6 million during the prior year, as described further above, (ii) a decrease of $28.1 million in deferred revenue during fiscal year 2024 due to timing of payments received during the prior year, and (iii) an increase of $38.6 million in accounts receivable, net of allowance primarily due to timing for the receipt of payments in 2024.

Investing Activities. Net cash used in investing activities in 2024 was primarily made up of $23.9 million for the Concerto acquisition and approximately $7.9 million in purchases of property and equipment. In 2023, net cash used in investing activities was primarily due to $23.4 million in purchases of property and equipment and $46.2 million for purchases of short-term investments, consisting primarily of managed income funds invested in investment grade short-term fixed and floating rate debt securities aimed at creating income while maintaining low volatility on principal. Our investment in managed income funds regularly pay dividends which are reinvested into the funds.
Financing activities. The decrease in net cash used in financing activities was primarily due to a contribution from a joint venture partner in 2024.
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
Revenue recognition
We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Our PACE operating unit provides comprehensive healthcare services to participants on the basis of estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. We recognize capitation revenues based on the estimated PMPM transaction price to transfer the service for a distinct increment of the series (i.e. month). We recognize revenue in the month in which participants are entitled to receive comprehensive care benefits during the contract term. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program, and Medicare rates can fluctuate throughout the contract based on the acuity of each individual participant. In certain contracts, PMPM rates also include “risk adjustments” based on various factors. For additional information see Note 3 “Revenue Recognition”.
For certain capitation payments, the Company is subject to retroactive premium risk adjustments based on various factors. The Company estimates the amount of the adjustment based on participant medical status and historical experience. Such estimates are then recorded monthly on a straight-line basis. We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if actual risk scores are different from the estimated risk scores. If our accrual estimates for risk scores at June 30, 2024 were to differ by 5%, the impact on revenues would be approximately $0.5 million.
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
We test goodwill for impairment annually on April 1 or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). For purposes of the annual goodwill impairment assessment, the Company has identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairments recorded during the years ended June 30, 2024 and 2023. In determining the fair value of our reporting units, we estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.
Reported and estimated claims
Reported and estimated claims expenses are costs for third-party healthcare service providers that provide medical care to our participants for which we are contractually obligated to pay (through our full-risk capitation arrangements). The estimated reserve for unpaid claims liability is included in the liability for reported and estimated claims in the consolidated balance sheets and requires estimates including actual member utilization of healthcare services, unit cost trends, participant acuity, changes in net census, known outbreaks of disease or increased incidence of illness such as influenza or COVID-19 and other factors. We periodically assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made.
We have included incurred but not reported claims of approximately $55.4 million and $43.0 million on our balance sheet as of June 30, 2024 and 2023, respectively. Our recorded medical claims expense estimate is approximately within +/- 5-10% of actual medical claims expense incurred, or less than 1% of our total operating expense.
The following tables provide information about incurred and paid claims reporting and development as of June 30, 2024 (except as otherwise noted). The expenses recorded table reflects the amount of claims reported in our consolidated statements of operations as of the end of the applicable fiscal year based on our best and most reasonable estimates and actuarial assessment at the time of such determination. The cumulative actual incurred claims table represents the actual amount of claims incurred by the Company with the benefit of the passage of time. The cumulative actual paid claims table represents the actual amount of claims paid by the Company during the period. The variance between the expense recorded and the cumulative actual incurred claims ranges between approximately 1% and 3% of actual total incurred claims over the periods presented, and such variance may vary based on the factors described above in this section.

	Expenses Recorded for the Fiscal Years Ended June 30,
	2020	2021	2022	2023	2024
	in thousands
Claims incurred year:
FY 2020	$211,381
FY 2021		$234,070
FY 2022			$299,432
FY 2023				$291,988
FY 2024					$315,148
Total	$211,381	$234,070	$299,432	$291,988	$315,148
Pharmacy expense					87,862
External provider costs					$403,010

	Cumulative Actual Incurred Claims for the Fiscal Year Ended June 30,
	2020	2021	2022	2023	2024
	in thousands
Claims incurred year:
FY 2020	$210,512	$205,633	$205,550	$205,301	$205,244
FY 2021		239,207	238,488	204,792	204,557
FY 2022			291,315	333,752	333,376
FY 2023				285,118	283,542
FY 2024					301,757
Total	$210,512	$444,840	$735,353	$1,028,963	$1,328,476

	Cumulative Actual Paid Claims for the Fiscal Year Ended June 30,
	2020	2021	2022	2023	2024
	in thousands
Claims incurred year:
FY 2020	$179,616	$205,601	$205,550	$205,301	$205,244
FY 2021		205,355	238,476	204,792	204,557
FY 2022			252,665	333,747	333,376
FY 2023				241,770	283,538
FY 2024					246,145
Total	$179,616	$410,956	$696,691	$985,610	$1,272,860
Other claims-related liabilities					(212)
Reported and estimated claims					$55,404
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted” for more information.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest rate risk
As of June 30, 2024, we had total outstanding borrowings of (i) $63.8 million principal amount under the Term Loan Facility (as defined in Note 7 to the audited consolidated financial statements) and (ii) $2.2 million principal amount under the convertible term loan. As of June 30, 2023, we had total outstanding debt of $67.5 million in principal amount under the Term Loan Facility and $2.3 under the Convertible Term Loan. As of June 30, 2024 and 2023, the interest rate on the Term Loan Facility was 7.18% and 6.95%, respectively.
We are exposed to changes in interest rates as a result of our variable-rate borrowings under the 2021 Credit Agreement. Generally, the Company may designate specific borrowings under the 2021 Credit Agreement as either base rate borrowings or Secured Overnight Financing Rate (“SOFR”) borrowings. We amended our 2021 Credit Agreement during the fourth quarter ended June 30, 2024 to replace the London Interbank Offered Rate (“LIBOR”) reference rate with SOFR prior to the discontinuance of LIBOR. As of June 30, 2024, based on our secured net leverage ratio, the margins of our borrowings under the Term Loan Facility and Revolving Credit Facility (as defined in Note 7 to the audited consolidated financial statements) were (a) 0.75% for alternate base rate borrowings and (b) 1.75% for Term SOFR borrowings.
Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We had cash and cash equivalents of $56.9 million as of June 30, 2024, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.
We had short-term investments $45.8 million and $46.2 million as of June 30, 2024 and 2023, respectively, which are primarily invested in managed income funds managed by major financial institutions. The funds mainly invest in investment grade, U.S. denominated short-term fixed and floating rate debt securities. Securities are subject to market risk and sensitive to changes in interest rates. While the instruments held by the funds are generally less sensitive to interest rate changes than instruments with longer maturities due to their short-term nature, the funds may face a heightened level of interest rate risk due to changes in monetary policy. During periods when interest rates are low or negative, the funds yields, and total returns may also be low, or the funds may be unable to maintain positive returns. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on these short-term investments.
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
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of InnovAge Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of InnovAge Holding Corp. and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Denver, Colorado
September 10, 2024
We have served as the Company's auditor since 2018.

InnovAge Holding Corp. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2024	June 30, 2023
	in thousands
Assets
Current Assets
Cash and cash equivalents	$56,946	$127,249
Short-term investments	45,833	46,213
Restricted cash	14	16
Accounts receivable, net of allowance ($6,729 – June 30, 2024 and $4,161 – June 30, 2023)	48,106	24,344
Prepaid expenses	18,919	17,145
Income tax receivable	3,324	262
Total current assets	173,142	215,229
Noncurrent Assets
Property and equipment, net	193,022	192,188
Operating lease assets	28,416	21,210
Investments	2,645	5,493
Deposits and other	5,949	3,823
Goodwill	139,949	124,217
Other intangible assets, net	4,538	5,198
Total noncurrent assets	374,519	352,129
Total assets	$547,661	$567,358
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$55,459	$54,935
Reported and estimated claims	55,404	42,999
Due to Medicaid and Medicare	15,197	9,142
Income tax payable	—	1,212
Current portion of long-term debt	3,795	3,795
Current portion of finance lease obligations	4,599	4,722
Current portion of operating lease obligations	4,145	3,530
Deferred revenue	—	28,115
Total current liabilities	138,599	148,450
Noncurrent Liabilities
Deferred tax liability, net	7,460	6,236
Finance lease obligations	12,743	13,114
Operating lease obligations	26,275	18,828
Other noncurrent liabilities	1,298	1,086
Long-term debt, net of debt issuance costs	61,478	64,844
Total liabilities	247,853	252,558
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	22,200	12,708
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of June 30, 2024 and 2023; 136,152,858 issued and 136,116,299 outstanding as of June 30, 2024 and 135,639,845 issued and outstanding as of June 30, 2023.	136	136
Treasury stock at cost, 36,559 shares as of June 30, 2024	(179)	—
Additional paid-in capital	337,615	332,107
Retained deficit	(68,311)	(35,944)
Total InnovAge Holding Corp.	269,261	296,299
Noncontrolling interests	8,347	5,793
Total stockholders’ equity	277,608	302,092
Total liabilities and stockholders’ equity	$547,661	$567,358
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,
	2024	2023
	in thousands, except per share amounts
Revenues
Capitation revenue	$762,570	$686,836
Other service revenue	1,285	1,251
Total revenues	763,855	688,087
Expenses
External provider costs	403,010	374,528
Cost of care, excluding depreciation and amortization	228,781	212,271
Sales and marketing	24,957	19,627
Corporate, general and administrative	111,337	115,637
Depreciation and amortization	18,950	15,419
Total expenses	787,035	737,482
Operating Loss	(23,180)	(49,395)

Other Income (Expense)
Interest expense, net	(4,023)	(1,522)
Gain on cost and equity method investments	2,842	—
Other income	2,542	124
Total other income (expense)	1,361	(1,398)
Loss Before Income Taxes	(21,819)	(50,793)
Provision (Benefit) for Income Taxes	1,402	(7,241)
Net Loss	(23,221)	(43,552)
Less: net loss attributable to noncontrolling interests	(1,883)	(2,879)
Net Loss Attributable to InnovAge Holding Corp.	$(21,338)	$(40,673)

Weighted-average number of common shares outstanding - basic	135,902,214	135,593,824
Weighted-average number of common shares outstanding - diluted	135,902,214	135,593,824

Net loss per share - basic	$(0.16)	$(0.30)
Net loss per share - diluted	$(0.16)	$(0.30)
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Loss
	Shares	Amount			Shares	Amount
	in thousands, except share amounts
Balances, June 30, 2022	135,532,811	$136	$327,499	$4,729	—	$—	$6,102	$338,466	$15,278
Stock-based compensation	107,034	—	4,608	—	—	—	—	4,608	—
Net loss	—	—	—	(40,673)	—	—	(309)	(40,982)	(2,570)	$(43,552)
Balances, June 30, 2023	135,639,845	$136	$332,107	$(35,944)	—	—	$5,793	$302,092	$12,708

Balances, June 30, 2023	135,639,845	$136	$332,107	$(35,944)	—	—	$5,793	$302,092	$12,708
Stock-based compensation	800,515	—	6,832	—	—	—	—	6,832	—
Tax withholding related to the net share settlements of stock-based compensation awards	(287,502)	—	(1,324)	—	—	—	—	(1,324)	—
Contribution from joint venture partner	—	—	—	—	—	—	2,900	2,900	—
Shares repurchased at cost	(36,559)	—	—	—	36,559	(179)	—	(179)	—
Fair value adjustment for redeemable noncontrolling interests	—	—	—	(11,029)	—	—	—	(11,029)	11,029
Net loss	—	—	—	(21,338)	—	—	(346)	(21,684)	(1,537)	$(23,221)
Balances, June 30, 2024	136,116,299	$136	$337,615	$(68,311)	36,559	$(179)	$8,347	$277,608	$22,200
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2024	2023
	in thousands
Operating Activities
Net loss	$(23,221)	$(43,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on disposal of assets	78	1,107
Provision for uncollectible accounts	7,010	3,340
Depreciation and amortization	18,950	15,419
Operating lease rentals	5,339	4,604
Gain on cost and equity method investments	(2,842)	—
Amortization of deferred financing costs	429	429
Stock-based compensation	6,832	4,608
Deferred income taxes	1,224	(11,525)
Other	1,449	167
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(30,333)	8,223
Prepaid expenses	(703)	(3,303)
Income tax receivable	(3,062)	6,499
Deposits and other	(2,829)	(1,263)
Accounts payable and accrued expenses	1,370	6,786
Reported and estimated claims	12,294	4,545
Due to Medicaid and Medicare	6,054	12
Income taxes payable	(1,212)	1,212
Operating lease liabilities	(5,610)	(5,187)
Deferred revenue	(28,115)	28,115
Net cash provided by (used in) operating activities	(36,898)	20,236
Investing Activities
Purchases of property and equipment	(7,914)	(23,354)
Purchases of short-term investments	(2,385)	(46,167)
Proceeds from sale of short-term investments	3,000	—
Proceeds from dissolution of equity method investments	4,842	—
Acquisition of business	(23,916)	—
Net cash used in investing activities	$(26,373)	$(69,521)
Financing Activities
Payments for finance lease obligations	(4,637)	(4,103)
Principal payments on long-term debt	(3,795)	(3,793)
Repurchase of equity securities	(179)	—
Contribution from joint venture partner	2,900	—
Taxes paid related to net settlements of stock-based compensation awards	(1,323)	—
Net cash used in financing activities	(7,034)	(7,896)

DECREASE IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	(70,305)	(57,181)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	127,265	184,446
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$56,960	$127,265

Supplemental Cash Flows Information
Interest paid	$4,063	$3,997
Income taxes paid	$4,452	$13
Property and equipment included in accounts payable	$181	$882
Property and equipment purchased under capital leases	$4,142	$9,131
See Notes to Consolidated Financial Statements

Note 1:    Business
InnovAge Holding Corp. and its subsidiaries (“InnovAge” or the “Company”), are headquartered in Denver, Colorado. The Company’s participant-centered care delivery approach is designed to improve the quality of care the Company’s participants receive, while keeping them in their homes for as long as safely possible. Through the Company’s Program of All-Inclusive Care for the Elderly (“PACE”) program, the Company fulfills a broad range of medical and ancillary services for seniors, including in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to and from the PACE center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.
As of June 30, 2024, the Company served approximately 7,020 PACE participants, making it the largest PACE provider in the United States of America (the U.S.) based upon participants served, and operated 20 PACE centers across Colorado, California, Florida, New Mexico, Pennsylvania and Virginia.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for uncollectible accounts; revenue reserves; useful lives of property and equipment and the valuation of goodwill and intangible assets; risk-score adjustments to participant revenues; reported and estimated claims; accruals; the determination of assumptions for stock-based compensation costs; deferred taxes, including the determination of a need for a valuation allowance; legal contingencies, including medical malpractice claims; the determination of fair value of net assets acquired in a business combination; and other fair value measurements. Actual results may differ from previously estimated amounts.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and financial instruments issued by major financial institutions that have an original maturity of less than three months. Amounts are reported in the consolidated balance sheets at cost, which approximates fair value.
The Company’s cash and cash equivalents are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. The FDIC insurance coverage is $250,000 on the aggregate of interest bearing and non-interest bearing accounts. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Investments
Cost method investments do not have a readily determinable fair value and are carried at cost, less impairment plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.
The Company uses the equity method to account for investments in entities that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company’s investments in these nonconsolidated entities are reflected in the Company’s consolidated balance sheets under the equity method, and the Company’s proportionate net income (loss), if any, is included in the Company’s consolidated statements of operations under the equity method.
The Company evaluates its investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value. During the fiscal year ended June 30, 2024, we noted indicators of impairment in one of our investments and recorded $2.0 million of impairment charges. There were no write-downs in the fiscal year ended June 30, 2023. See Note 4 “Cost and Equity Method Investments” for more information.
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
Restricted Cash
Restricted cash includes cash held for participants who have established a personal-needs account to pay for nonmedical personal expenses, payment of which only occurs upon participant authorization, in the amount of approximately $0.01 million and $0.02 million as of June 30, 2024 and 2023, respectively. The Company records a related deposit liability for any participant contributions to these personal-needs accounts in accounts payable and accrued expenses in the consolidated balance sheets.
Accounts Receivable
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts. See additional information in Note 3 “Revenue Recognition.”
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the shorter of estimated useful lives or lease terms, if the assets are being leased.

Property and equipment were comprised of the following as of June 30:

dollars in thousands	Estimated Useful Lives	2024	2023
Land	N/A	$11,970	$11,970
Buildings and leasehold improvements	10 - 40 years	156,064	124,262
Software	3 - 5 years	30,678	26,656
Equipment and vehicles	3 - 7 years	69,495	57,754
Construction in progress	N/A	12,234	42,223
		280,441	262,865
Less accumulated depreciation and amortization		(87,419)	(70,677)
Total property and equipment, net		$193,022	$192,188
Depreciation of $18.3 million and $14.8 million was recorded during the fiscal years ended June 30, 2024 and 2023, respectively. Land is not depreciated, and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred.
The costs of acquiring or developing internal-use software, including directly related payroll costs for internal resources, are capitalized. Software maintenance and training costs are expensed in the period incurred.
Interest is capitalized on construction projects, including internal-use software development projects, while in progress. During the fiscal years ended June 30, 2024 and 2023, the Company capitalized interest of approximately $0.01 million and $1.0 million, respectively.
When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and the resulting gain or loss, if any, is reflected in the consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. No impairment charges were recorded in the fiscal years ended June 30, 2024 or 2023.
Goodwill and Intangible Assets
Intangible assets primarily consist of customer relationships acquired through business acquisitions. Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill is not amortized but is tested for impairment at least annually.
The Company tests goodwill for impairment annually on April 1st or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has two reporting units, East and West, for evaluating goodwill impairment.
ASC 350, Intangibles — Goodwill and Other (“ASC 350”), allows entities to first use a qualitative approach to test goodwill for impairment. When the reporting units where the Company performs the quantitative goodwill impairment are tested, the Company compares the fair value of the reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. There were no goodwill impairments recorded during the years ended June 30, 2024 and 2023.
Customer relationships represent the estimated values of customer relationships of acquired businesses and have definite lives. The Company amortizes these intangible assets on a straight-line basis over their ten-year estimated useful life. Intangible assets are reviewed for impairment in conjunction with long-lived assets. There were no intangible asset impairments recorded during the years ended June 30, 2024 and 2023.

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
Revenue Recognition
Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performed the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue as the entity satisfies a performance obligation. Medicaid and Medicare capitation revenues are based on a per member, per month (“PMPM”) capitation rates under the PACE program. For a discussion of our revenue recognition policies, please see Note 3 “Revenue Recognition.”
Professional Liability Claims
The Company records a liability for medical malpractice claims based on estimated probable losses and costs associated with settling these claims and a receivable to reflect the estimated insurance recoveries, if any. See Note 9 “Commitments and Contingencies.”
Advertising Costs
The Company’s purchased services and contracts expenses include media advertising, tactical advertising, and promotion costs. The creative portion of these activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run, unless such costs support direct-response advertising campaigns. In that case, these costs are capitalized and amortized over the period estimated to benefit from the campaign. Total advertising expenses were $6.8 million and $5.6 million for the fiscal years ended June 30, 2024 and 2023, respectively.
Stock-based Compensation
The Company and its principal shareholder have long-term equity incentive plans that provide for stock-based compensation, including the granting of stock options, profits interests units and restricted stock units to employees, directors, consultants, or advisers, as determined by each of the respective plans.
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
For service-vesting awards (i.e., restricted stock units), we recognize stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. If the award was, in substance, multiple awards, we recognize stock-based compensation expense over the requisite service period for each separately vesting portion of the awards. For performance-vesting awards (i.e., performance stock units), we recognize stock-based compensation expense when it is probable that the performance condition will be achieved. We analyze if a performance condition is probable for each reporting period through the settlement date for awards subject to performance vesting. Stock-based compensation is included in corporate, general and administrative expenses on our consolidated statements of operations.
Shares issued pursuant to our equity incentive plan are issued from authorized but unissued shares or from shares held by the Company as treasury stock, if any. See Note 10 “Stock-based Compensation.”
Income Taxes
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC (“SH1”) and InnovAge Sacramento have elected to be taxed as partnerships, and no provision (benefit) for income taxes for SH1 or InnovAge Sacramento is included in these consolidated financial statements. Further, InnovAge Orlando entered into a joint venture on May 28, 2024 and its members elected to be taxed as a partnership. No provision (benefit) for income taxes for InnovAge Orlando is included in these consolidated financial statements for activity occurring from joint venture formation date through the balance of the fiscal year.
A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of provision (benefit) for income taxes.
Variable Interest Entities (VIE)
A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk or whose equity owners lack certain decision-making and economic rights. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The primary beneficiary is required to consolidate the VIE. InnovAge Senior Housing Thornton, LLC (“SH1”) and Pinewood Lodge, LLP (“PWD”) are considered to be VIEs. The Company is not considered the primary beneficiary of PWD but is considered the primary beneficiary of SH1. On March 13, 2024, PWD entered into a Purchase and Sale Agreement for the sale of all of PWD's property, including the Senior Housing unit. The sale closed on May 2, 2024, and as a result, the Company ceased providing senior housing services through PWD.
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
Recently Adopted Accounting Pronouncements
Financial Instruments
In April 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. The CECL model is expected to result in more timely recognition of credit losses. The Company adopted the standard on July 1, 2023. Our adoption of the standard did not have a material impact on the consolidated financial statements. The Company makes estimates of expected credit losses based on a combination of factors, including historical losses adjusted for current market conditions, delinquency trends, aging behaviors of receivables and credit and liquidity indicators, and future market and economic conditions and regularly reviews the adequacy of the allowance for credit losses.
Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, ASU 2023-07 requires that all existing annual segment disclosures be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is evaluating the impact of ASU 2023-07 on our consolidated financial statements.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Additionally, ASU 2023-09 requires public companies to annually disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.
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
In general, a participant enrolls in the PACE program and is considered a customer of InnovAge. The Company considers all contracts with participants as a single performance obligation to provide comprehensive medical, health, and social services that integrate acute and long-term care. The Company identified that contracts with customers in the PACE program have similar performance obligations and therefore groups them into one portfolio. This performance obligation is satisfied over time as the Company provides comprehensive care to its participants.
Our revenues are based on the estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in deposits and other on our consolidated balance sheets. These costs are amortized over a three-

year period which corresponds to the average time a participant is enrolled in the PACE program. As of June 30, 2024 and 2023, contract assets included within deposits and other were $2.8 million and $1.0 million, respectively.
The Company disaggregates capitation revenue from the following sources for the year ended June 30:

	2024	2023
Medicaid	54%	54%
Medicare	46%	46%
Private pay and other	*%	*%
Total	100%	100%
*Less than 1%
The Company determined the transaction price for these contracts is the amount we expect to be entitled to, which is the most likely amount. For certain capitation payments, the Company is subject to retroactive premium risk adjustment payments according to the CMS risk adjustment payment timeline. Specifically, there is a midyear true up payment based on updated risk score calculations and a final true up payment to allow for complete diagnosis submission. The Company estimates the amount of the adjustment and records it monthly on a straight-line basis. These adjustments are not expected to be material.
The capitation revenues are recognized based on the estimated PMPM transaction price to transfer the service for a distinct increment of the series (i.e. month). We recognize revenue over time in the month in which participants are entitled to receive comprehensive care benefits during the contract term. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised (i) 12% and 13% of capitation revenues for the years ended June 30, 2024 and 2023, respectively, and (ii) 24% and 23% of external provider costs for the years ended June 30, 2024 and 2023, respectively.
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. The concentration of net receivables from participants and third-party payers as of June 30, 2024 and 2023 was as follows:

	2024	2023
Medicaid	71%	61%
Medicare	22%	29%
Private pay and other	7%	10%
Total	100%	100%
The Company records accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts. The allowance for uncollectible accounts reflects the Company’s best estimate of probable losses considering eligibility, historical experience, and existing economic conditions. The balance of the allowance for uncollectible accounts was $6.7 million as of June 30, 2024, compared to $4.2 million as of June 30, 2023. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.
Other Service Revenue and Accounts Receivable
Other service revenue primarily consists of revenues derived from state food grants and rent revenues. Accounts receivable related to other service revenue were not significant as of both June 30, 2024 and June 30, 2023.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies.”
Note 4:    Cost and Equity Method Investments
The Company holds cost method and equity method investments as of June 30:

	2024	2023
in thousands
Cost method investments	$2,645	$4,645
Equity method investments	—	848
Total investments	$2,645	$5,493
Nonconsolidated Entities
Cost Method Investments
As of June 30, 2024 and 2023, the Company maintained one investment and two investments, respectively, that were accounted for using the cost method. The Company’s ownership interests are less than 20% of the voting stock of the investments and the Company does not have the ability to exercise significant influence over the operating and financial policies of the investments. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.
JetDoc
In August 2021, the Company acquired a minority interest equal to 806,481 shares of the outstanding common stock of Jetdoc, Inc. (“Jetdoc”), a telehealth and virtual urgent care app dedicated to effectively connecting users with medical professionals, for cash consideration of $2.0 million. We determined that indicators of impairment were present as of December 31, 2023, and recognized an impairment loss of $1.9 million during the three months then ended. During the three months ended March 31, 2024, we determined that the remaining balance of our investment in Jetdoc was impaired and recognized an additional impairment loss of $0.1 million. Impairment losses are included in gain on cost and equity method investments on our consolidated statements of operations. During the year ended June 30, 2023, there were no observable price changes or impairments recorded. As of June 30, 2024, the Company does not have any ownership interest in JetDoc.
Dispatch Health
On June 14, 2019, the Company invested $1.5 million in DispatchHealth Holdings, Inc., ("DispatchHealth") through the purchase of a portion of its outstanding Series B Preferred Stock. On April 2, 2020, the Company invested an additional $1.1 million through the purchase of a portion of its outstanding Series C Preferred Stock. As of June 30, 2024, the balance of the Company’s investment was $2.6 million which represents the maximum exposure to loss. The investment does not have a readily determinable fair value and the Company has elected to record the investment at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the years ended June 30, 2024 and 2023, there were no observable price changes or impairments.
Equity Method Investments
Pinewood Lodge
Through May 2, 2024, the Company’s operations included a Senior Housing unit that primarily included the accounts of Continental Community Housing (“CCH”), a wholly-owned subsidiary of the Company and the general partner of PWD, which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older.
PWD was a VIE, but the Company was not the primary beneficiary. The Company did not have the power to direct the activities that most significantly impacted the economic performance of PWD. Accordingly, the Company did not consolidate PWD. PWD was accounted for using the equity method of accounting. The equity earnings of PWD were insignificant. As of June 30, 2023, the balance of the Company’s investment in PWD was $0.8 million, which represented the maximum exposure to loss.
On March 13, 2024, PWD entered into a Purchase and Sale Agreement for the sale of all of PWD's property, including the Senior Housing unit. On May 2, 2024, PWD closed on the sale of its Senior Housing property for $9.5 million. Upon completion of the sale, PWD ceased providing senior housing services and in June 2024 was dissolved. Following the dissolution, the remaining proceeds from the sale were distributed in accordance with the partnership agreement and as otherwise agreed by the partners.
Consolidated Entities
Controlling Interest
InnovAge Florida PACE – Orlando
On May 28, 2024, the Company entered into a Joint Venture Agreement with Orlando Health (“OHI”) to develop and manage PACE centers to serve communities in Orlando, Florida. In connection with the joint venture, the joint venture, InnovAge Florida PACE – Orlando was formed. The Company contributed $26.1 million for its controlling membership interest of 90%. As result, the joint venture’s results are consolidated in the Company’s consolidated financial statements. OHI contributed $2.9 million in cash for its 10% interest.
Noncontrolling Interest
Senior Housing
The Company’s operations include a 0.01% partnership interest in SH1, which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older. SH1 is a VIE. The Company is the primary beneficiary of SH1 and consolidates SH1. The Company is the primary beneficiary of SH1 as it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the senior housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for a convertible term loan held by SH1.
The following table shows the assets and liabilities of SH1 as of June 30:

	2024	2023
	in thousands
Assets
Cash and cash equivalents	$816	$648
Prepaid expenses and other	5	1
Property, plant and equipment, net	9,465	9,933
Deposits and other, net	409	402
Liabilities
Accounts payable and accrued expenses	295	268
Noncurrent liabilities	456	454
Long-term debt, net of debt issuance costs	3,739	3,784
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

The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As of June 30, 2024, none of the conditions specified in the JV Agreement had been met. Accordingly, these put rights held by the noncontrolling interests of the joint venture are required to be presented as temporary equity. As of June 30, 2024 and 2023, the Company’s redeemable noncontrolling interest was recorded at fair value of $22.2 million and carrying value of $12.7 million, respectively.
Note 5:    Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounted to $139.9 million and $124.2 million as of June 30, 2024 and June 30, 2023, respectively. The Company had one acquisition resulting in goodwill during the year ended June 30, 2024, see additional information in Note 11 “Acquisitions,” and did not have any acquisitions resulting in goodwill during the year ended June 30, 2023. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles — Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment for fiscal year 2024, the Company identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairments recorded during the years ended June 30, 2024 and 2023.
The following table summarizes the changes in goodwill for the fiscal years ended June 30:

in thousands	2024	2023
Balance as of beginning of period	$124,217	$124,217
Goodwill acquired during the period	15,732	—
Balance as of end of period	$139,949	$124,217
Intangible assets consisted of the following as of June 30:

in thousands	2024	2023
Definite-lived intangible assets
Customer relationships	$6,600	$6,600
Indefinite-lived intangible assets
Permits	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(4,062)	(3,402)
Balance as of end of period	$4,538	$5,198
Intangible assets with a finite useful life continue to be amortized over their useful lives. The Company recorded amortization expense of $0.7 million for each of the years ended June 30, 2024 and 2023.
The total expected future annual amortization expense for the next 5 years ended June 30, is as follows:

in thousands	Amortization Expense
2025	$660
2026	660
2027	630
2028	540
2029	48

We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the years ended June 30, 2024 and 2023.
Note 6:    Leases
Leasing Arrangements as Lessee
The Company leases certain property and equipment under various third-party operating and finance lease agreements. The Company determines if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. The leases are noncancelable and expire on various terms from 2024 through 2034. We determine if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), we recognize a right-of-use ("ROU") asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may also include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
The following table presents the components of our ROU assets and their classification in our Balance Sheet as of June 30.

Component of Lease Balances	Balance Sheet Line Items	2024	2023
		in thousands
Assets:
Operating lease assets	Operating lease assets	$28,416	$21,210
Finance lease assets	Property and equipment, net	15,908	16,378
Total leased assets		$44,324	$37,588
The following table presents the components of our lease cost and the classification of such costs in our Statement of Operations for the years ended June 30.

Component of Lease Cost	Statement of Operations Line Items	2024	2023
		in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$5,402	$4,642
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	1,984	3,080
Interest on lease liabilities	Interest expense, net	—	1,255
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	93	82
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	172	108
Total lease expense:		$7,651	$9,167
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of June 30.

Weighted average remaining lease term:	2024	2023
Operating leases	7.7 years	7.9 years
Finance leases	3.5 years	3.9 years

Weighted average discount rate	2024	2023
Operating leases	6.86%	6.60%
Finance leases	7.80%	7.80%
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to June 30, 2024.

in thousands	Operating Lease	Finance Lease	Total
2025	$6,023	$6,631	$12,654
2026	5,988	5,389	11,377
2027	5,742	4,514	10,256
2028	4,952	2,461	7,413
2029	4,097	555	4,652
Thereafter	11,582	—	11,582
Total lease payments	38,384	19,550	57,934
Less liability accretion / imputed interest	(7,964)	(2,208)	(10,172)
Total lease liabilities	30,420	17,342	47,762
Less: Current lease liabilities	4,145	4,599	8,744
Total long-term lease liabilities	$26,275	$12,743	$39,018

Note 7:    Long-term Debt
The components of our long-term debt are as follows:

	June 30, 2024	June 30, 2023
	in thousands
Senior secured borrowings:
Term Loan Facility	$63,750	$67,500
Convertible term loan	2,239	2,284
Total debt	65,989	69,784
Less unamortized debt issuance costs	716	1,145
Less current maturities	3,795	3,795
Noncurrent maturities	$61,478	$64,844
2021 Credit Agreement
On March 8, 2021, the Company entered into a credit agreement (as amended, the “2021 Credit Agreement”) that replaced its prior credit agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity, each with a maturity date of March 8, 2026. Borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under our letters of credit, which as of June 30, 2024 was $3.9 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of June 30, 2024 and 2023, the interest rate on the Term Loan Facility was 7.18% and 6.95%, respectively. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of June 30, 2024, we had no borrowings outstanding, $3.9 million of letters of credit issued, and $96.1 million of remaining capacity under the Revolving Credit Facility.
The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. The Company was in compliance with the covenants of the 2021 Credit Agreement as of June 30, 2024 and 2023.
The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. Total amortization of deferred financing costs was $0.4 million and $0.4 million for the years ended June 30, 2024 and 2023, respectively.
Convertible Term Loan
On June 29, 2015, SH1 entered into a convertible term loan. Principal and interest payments of $0.02 million are due monthly. The loan bears interest at an annual rate of 6.68%, with the remaining principal balance due upon maturity at August 20, 2030. The loan is secured by a deed of trust to Public Trustee, assignment of leases and rents, security agreements, and SH1’s fixture filing.

Aggregate maturities of our debt as of June 30, 2024 were as follows:

Long-term debt
in thousands
Year ending June 30:
2025	$3,795
2026	60,059
2027	63
2028	67
2029	72
Thereafter	1,933
Total debt	$65,989
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
Level 3    Unobservable inputs to the valuation techniques that are significant to the fair value measurements of the assets or liabilities
The following table shows the Company’s cash, cash equivalents and marketable securities by significant investment category as of June 30, 2024.

in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$25,793	$25,793	$25,793	$—
Level 1
Money market funds	31,153	31,153	31,153	—
Mutual funds	45,556	45,833	—	45,833
Total	$102,502	$102,779	$56,946	$45,833
Recurring Measurements
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, Level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of June 30, 2024 and 2023, the Company’s redeemable noncontrolling interest was recorded at carrying value of $22.2 million and $12.7 million, respectively.
There were no transfers in and out of Level 3 during the fiscal years ended June 30, 2024 and 2023. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.
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
Litigation
From time to time, the Company may be involved in various legal proceedings and be subject to claims. The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred, and to determine whether accruals are appropriate. The Company expenses legal costs as such costs are incurred.
Civil Investigative Demands
In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requests information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. We continue to fully cooperate with the Attorney General . We are currently unable to predict the outcome of this investigation.
In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. The demand requests information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operated as of 2022 (California, Colorado, New Mexico, Pennsylvania, and Virginia). In December 2022, the Company received a supplemental civil investigative demand requesting supplemental information on the same matters. The Company continues to fully cooperate with the DOJ. We are currently unable to predict the outcome of this investigation.
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
Other Matters
In the third fiscal quarter of 2023, the Company agreed to settle a wage and hour class action lawsuit in the State of California for a cash payment of $1.2 million. Subsequently, the Company was notified of certain additional individual claims and agreed to include such claims within the class. In October 2023, the Company agreed to increase the settlement amount to a total of $1.3 million, reflecting the additional individual claim. The Court entered the final approval of the settlement on April 2, 2024 and the payout occurred on June 7, 2024. The matter will remain open for 180 days to allow the class members to settle their checks, after which time the case is expected to officially close.
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

	Year ended June 30,
	2024	2023
	in thousands
Stock options	$802	$1,010
Profits interests units	861	867
Restricted stock units	5,169	3,116
Total stock-based compensation expense	$6,832	$4,993
2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the “2020 Equity Incentive Plan”) pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, advisers, and other services providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. Both performance-based and time-based units were issued under the plan. As of June 30, 2024, a total of 15,222,837 profits interests units have been granted under the 2020 Equity Incentive Plan.
The Company used the Monte Carlo option model to determine the fair value of the granted profits interests units at the time of the grant. Expected stock price volatility is based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. During the fiscal year ended June 30, 2024, a total of 2,213,700 Class B Units were awarded to the Company's

Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer. The assumptions under the Monte Carlo model related to the profits interests units for fiscal 2024, presented on a weighted-average basis, are provided below:

2024
Expected volatility	68.0 - 76.0%
Expected life (years) - time vesting units	2.7 - 3.1
Interest rate	4.23 - 4.57%
Dividend yield	—
Weighted-average fair value	$1.59 - 2.17
Fair value of underlying stock	$5.52 - 7.27
A summary of profits interests activity for the year ended June 30, 2024, was as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value
Outstanding balance, June 30, 2023	1,264,337	$1.28
Granted	1,106,850	$6.21
Forfeited	(380,679)	$1.28
Vested	(703,395)	$1.28
Outstanding balance, June 30, 2024	1,287,113	$5.52

Performance-based unit awards	Number of units	Weighted average grant date fair value
Outstanding balance, June 30, 2023	2,118,558	$0.57
Granted	1,106,850	$1.78
Forfeited	(1,853,737)	$0.57
Vested	—	$—
Outstanding balance, June 30, 2024	1,371,671	$1.55
The total unrecognized compensation cost related to profits interests units outstanding as of June 30, 2024 was $3.9 million, comprised (i) $1.8 million related to time-based unit awards expected to be recognized over a weighted-average period of 2.8 years and (ii) $2.1 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
2021 Omnibus Incentive Plan
In March 2021, the Compensation Committee of the Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally(i) vested on March 4, 2023, the second anniversary of the grant date, or (ii) vest over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units with time-based vesting is based on the closing market price of our common stock on the date of grant. Certain other awards, including units and stock options under this plan vest upon achieving specific share price performance criteria and are determined to have performance-based vesting conditions. The Company has also issued time-based vesting stock options under this plan to its employees which generally vest in equal parts over a three-year period.

Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the year ended June 30, 2024, was as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2023	1,873,794	$10.10
Forfeited	(143,935)	$5.49
Vested	(720,326)	$5.25
Granted	1,854,786	$4.84
Outstanding balance, June 30, 2024	2,864,319	$8.15
The total unrecognized compensation cost related to time-based restricted stock units outstanding as of June 30, 2024, was $11.3 million and is expected to be recognized over a weighted-average period of 2.0 years.
A summary of performance-based vesting restricted stock units activity for the year ended June 30, 2024, was as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2023	258,767	$5.18
Forfeited	—	$—
Vested	—	$—
Granted	—	$—
Outstanding balance, June 30, 2024	258,767	$5.18
The total unrecognized compensation cost related to performance-based vesting restricted stock units outstanding as of June 30, 2024, was $0.4 million and is expected to be recognized over a weighted-average period of 1.5 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the year ended June 30, 2024, was as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2023	716,661	$1.43
Granted	—	$—
Forfeited	(108,108)	$0.31
Exercised	(54,054)	$0.19
Expired	—	$—
Outstanding balance, June 30, 2024	554,499	$1.77

Exercisable balance, June 30, 2024	346,560	$0.17
The total unrecognized compensation costs related to time-based vesting stock options outstanding as of June 30, 2024, was $0.09 million and is expected to be recognized over a weighted-average period of 1.4 years.

The fair value of the time-based stock options granted during the year ended June 30, 2023, was based upon the Black-Scholes option pricing model using the assumptions in the following table:

2023
Expected volatility	34.5%
Weighted-average expected life (years) - time vesting units	2.9
Interest rate	1.56%
Dividend yield	0%
Weighted-average fair values	$0.80
Fair value of underlying stock	$3.70
A summary of performance-based vesting stock option activity for the year ended June 30, 2024, was as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2023	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, June 30, 2024	776,299	$3.08
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of June 30, 2024, was $0.8 million and is expected to be recognized over a weighted-average period of 1.6 years.

Note 11: Acquisitions
On December 1, 2023, the Company acquired all of the issued and outstanding membership interests of two California-based PACE programs, ConcertoCare PACE of Bakersfield, LLC and ConcertoHealth PACE of Los Angeles, LLC (collectively "Concerto"), from Perfect Health, Inc. d/b/a ConcertoCare, a tech-enabled, value-based provider of at-home, comprehensive care for seniors and other adults with unmet health and social needs, for $23.9 million. We believe the Concerto acquisition complements our California PACE centers. The acquisition was funded through cash on hand. Results of operations from the acquired centers are included in our consolidated statements of operations for the year ended June 30, 2024 beginning with the date of acquisition and were not significant to our results. We incurred costs related to the acquisition of approximately $0.1 million during the year ended June 30, 2024. Acquisition related costs were expensed as incurred and have been recorded in corporate, general and administrative expenses in our consolidated statements of operations.
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
The following table presents a preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date:

	Preliminary allocation	Measurement period adjustments	Adjusted allocation
	in thousands
Cash Consideration	$23,916	$—	$23,916
Total Consideration	$23,916	$—	$23,916

Accounts receivable, net	$563	$(124)	$439
Prepaid expenses	330	739	1,069
Property and equipment, net	7,969	—	7,969
Operating lease assets	6,892	923	7,815
Goodwill	17,348	(1,616)	15,732
Deposits and other	343	—	343
Accounts payable and accrued expenses	(353)	78	(275)
Reported and estimated claims	(111)	—	(111)
Operating lease obligations	(8,941)	—	(8,941)
Finance lease obligations	(124)	—	(124)
Fair value of assets and liabilities	$23,916	$—	$23,916
As of June 30, 2024, we recognized a measurement period adjustment for lease incentives related to tenant improvements. The adjustment resulted in an increase of $0.7 million to prepaid expenses and $0.9 million to operating lease assets, a decrease of $0.1 million to accounts receivable and $0.1 million to accounts payable and accrued expenses, and a corresponding decrease of $1.6 million to goodwill.
Note 12:    Income Taxes
The Company’s effective income tax rate for the years ended June 30, 2024 and 2023 was (6.4)% and 14.3%, respectively, which differed from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in each period as a result of the following factors:

	Year ended June 30,
	2024	2023
	in thousands
Statutory rate	$(4,581)	$(10,667)
IRC Section 162(m) limitation (a)	504	588
Change in valuation allowance	6,543	4,297
Permanent adjustments	614	457
Prior year true-up and other	(349)	157
Income from entities not subject to taxation	404	605
State tax	(1,733)	(2,678)
Provision (benefit) for income taxes	$1,402	$(7,241)
___________________________________
(a)Reflects the permanent addback for the Section 162(m) limitation, which limits the deduction of compensation for the five highest paid officers to $1.0 million per officer.

Provision (benefit) for income taxes consisted of the following for the years ended June 30, 2024 and 2023:

	Year ended June 30,
	2024	2023
	in thousands
Current:
Federal	$—	$3,709
State	178	575
Total current tax expense	178	4,284

Deferred:
Federal	445	(10,263)
State	779	(1,262)
Total deferred tax expense	1,224	(11,525)
Total provision (benefit) for income taxes	$1,402	$(7,241)
The significant components of deferred tax assets and liabilities were as follows for the years ended June 30, 2024 and 2023:

	Year ended June 30,
	2024	2023
	in thousands
Deferred tax assets:
Amortization	$573	$629
Federal net operating losses	22,873	17,147
State net operating losses	8,053	5,701
Provision for uncollectible accounts	1,755	1,114
Accrued vacation	469	835
Reported and estimated claims	1,505	1,164
Stock-based compensation	511	449
Accrued bonuses	1,180	582
Interest Expense	1,943	791
Lease liability	9,260	6,784
Total deferred tax assets	48,122	35,196
Valuation allowance	(15,948)	(8,347)
Deferred tax assets, net of valuation allowance	32,174	26,849
Deferred tax liabilities:
Goodwill	(9,207)	(6,697)
Depreciation	(16,288)	(13,137)
Equity investment	(4,696)	(5,019)
Prepaid expenses	(705)	(1,792)
ROU asset	(8,684)	(6,436)
Other	(54)	(4)
Total deferred tax liabilities	(39,634)	(33,085)
Net deferred tax liability	$(7,460)	$(6,236)
Carryforwards
The Company had state net operating loss carryforwards of $185.8 million and $117.9 million at June 30, 2024 and 2023, respectively, which will begin to expire in 2037 if not utilized. Included in this is a city net operating loss which will begin to expire in 2025 if not utilized. Additionally, the Company has federal net operating loss carryforwards of $108.9 million and $81.7 million as of June 30, 2024 and 2023, respectively which do not expire.
Valuation Allowance
The Company has provided $15.9 million and $8.3 million at June 30, 2024 and June 30, 2023, respectively, as a valuation allowance against its deferred tax assets for federal and state net operating losses and state 163(j) interest expense limitations where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.
Other
The Company had no uncertain tax positions at June 30, 2024 and 2023.
The Company files income tax returns as a consolidated group, excluding SH1, InnovAge Sacramento, and InnovAge Orlando, in the U.S. federal jurisdiction and various states and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by U.S. federal and various U.S. state-taxing authorities.
The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations, or liquidity. The Company is subject to income tax examinations by U.S. federal and state jurisdictions for the period ended June 30, 2021 and forward. The Company is subject to income tax examinations by California, Colorado and New Mexico state jurisdictions for the period ended June 30, 2020 and forward.
Note 13:    Related Parties
PWD VIE. Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, CCH helped fund operating deficits and shortfalls of PWD in the form of a loan (the “PWD Loan”). The PWD Loan did not accrue interest. Additionally, CCH was paid an administration fee of $35,000 per year. At June 30, 2023, $0.7 million was recorded in Deposits and other related to the PWD Loan. On March 13, 2024, PWD entered into a Purchase and Sale Agreement for the sale of all of PWD's property, including the Senior Housing unit.
On May 2, 2024, PWD closed on the sale of its Senior Housing property for $9.5 million. Upon completion of the sale, PWD ceased providing senior housing services and was dissolved. Following the dissolution, the remaining proceeds from the sale were distributed in accordance with the partnership agreement and as otherwise agreed by the partners. The Company received net proceeds of $4.8 million in connection with the dissolution.
Note 14:    Segment Reporting
The Company applies ASC Topic 280, “Segment Reporting,” which establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about operations, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the Company’s chief executive officer, who is the chief operating decision maker (“CODM”), and for which discrete financial information is available. The Company has determined that it has three operating segments, two of which are related to the Company’s PACE offering. The PACE-related operating segments are based on two geographic divisions, which are East and West. Due to the similar economic characteristics, nature of services, and customers, we have aggregated our East and West operating segments into one reportable segment for PACE. The Company’s remaining operating segment primarily relates to Senior Housing, which is an immaterial operating segment, and shown below as “Other” along with certain corporate unallocated expenses.
As of June 30, 2024, the Company served approximately 7,020 PACE participants, making it the largest PACE provider in the U.S. based upon participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
PACE is a fully-capitated managed care program, which serves the frail elderly, and predominantly dual-eligible, in a community-based service model. InnovAge provides all needed healthcare services through an all-inclusive, coordinated model of care and the Company is at risk for 100% of healthcare costs incurred with respect to the care of its participants. PACE programs receive capitation payments directly from Medicare Parts C and D, Medicaid, VA and private pay sources. Additionally, under the Medicare Prescription Drug Plan, CMS shares part of the risk for providing prescription medication to the Company’s participants.

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
The CODM uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. Center-level Contribution Margin is defined as total segment revenues less external provider costs and cost of care (excluding depreciation and amortization). The Company allocates corporate level expenses to its segments with a majority of the allocation going to the PACE segment.
The following table summarizes the operating results regularly provided to the CODM by segment for the years ended June 30, 2024 and 2023:

	June 30, 2024			June 30, 2023
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$762,570	$—	$762,570	$686,836	$—	$686,836
Other service revenue	310	975	1,285	347	904	1,251
Total revenues	762,880	975	763,855	687,183	904	688,087
External provider costs	403,010	—	403,010	374,528	—	374,528
Cost of care, excluding depreciation and amortization	228,203	578	228,781	211,707	564	212,271
Center-Level Contribution Margin	131,667	397	132,064	100,948	340	101,288
Overhead costs(2)	136,284	10	136,294	135,264	—	135,264
Depreciation and amortization	18,477	473	18,950	14,959	460	15,419
Interest expense, net	3,845	178	4,023	1,342	180	1,522
Gain on cost and equity method investments	(2,842)	—	(2,842)	—	—	—
Other income	(2,542)	—	(2,542)	(124)	—	(124)
Loss Before Income Taxes	$(21,555)	$(264)	$(21,819)	$(50,493)	$(300)	$(50,793)
___________________________________
(1)Center-level Contribution Margin from a segment below the quantitative thresholds is attributable to the Senior Housing operating segment of the Company. This segment has never met any of the quantitative thresholds for determining reportable segments.
(2)Overhead consists of the Sales and marketing and Corporate, general and administrative financial statement line items.
Note 15:    Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and other equity awards, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. As of June 30, 2024 and 2023, there were 1,035,066 performance-based awards excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended June 30,
in thousands, except share values	2024	2023
Net loss attributable to InnovAge Holding Corp.	$(21,338)	$(40,673)
Weighted average common shares outstanding (basic)	135,902,214	135,593,824
EPS (basic)	$(0.16)	$(0.30)

Dilutive shares	—	—
Weighted average common shares outstanding (diluted)	135,902,214	135,593,824
EPS (diluted)	$(0.16)	$(0.30)

Note 16: Share Repurchase Program
On June 14, 2024, our Board authorized up to $5.0 million of share repurchases. As of June 30, 2024, the Company had repurchased approximately 45,023 shares of its common stock for $0.2 million, of which 36,559 were placed in Treasury.
Note 17:    Subsequent Event
The Company has evaluated subsequent events through September 10, 2024, the date on which the consolidated financial statements were issued.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2024.
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
Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2024.
This Form 10-K does not include an attestation report on internal controls over financial reporting of the Company's registered public accounting firm. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes to our Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Insider Trading Arrangements and policies
On June 13, 2024, Nicole D’Amato, the Company’s Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 47,574 shares of the Company’s common stock through September 16, 2025, or upon the earlier completion of all authorized transactions under the plan.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item, other than the information regarding the code of ethics and business conduct set forth below, will be set forth in the Proxy Statement relating to our upcoming Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the fiscal year ended June 30, 2024, and is incorporated in herein by reference.
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
Item 11.    EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2024, and is incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2024, and is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2024, and is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2024, and is incorporated herein by reference.

PART IV
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:
(a) (1)FINANCIAL STATEMENTS
The financial statements required under this Item begin on page 69 of this Annual Report.
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

10.3
Amendment No. 1 to the Credit Agreement, dated as of June 14, 2023, among TCO Intermediate Holdings, Inc., Total Community Options, Inc., each subsidiary loan party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023).

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

10.8+
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

10.12+
Class B Unit Award Agreement, dated as of December 18, 2023, by and between TCO Group Holdings, L.P. and Nicole D’Amato (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).

10.13+
Employment Agreement, dated February 28, 2023, by and between InnovAge Holding Corp. and Christine Bent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2023).

10.14+
Employment Agreement, dated as of August 15, 2022, by and between Richard Feifer and Total Community Options, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2022).

10.15+	InnovAge Holding Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 5, 2021).

10.16+	TCO Group Holdings, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2021).

10.17+	TCO Group Holdings, L.P. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023).

10.18+	Form of Stock Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 24, 2021).

10.19+*	Form of Restricted Stock Unit Grant Notice and Agreement

10.20+*	Form of Non-Employee Director Restricted Stock Unit Grant Notice and Agreement
21*	Subsidiaries of InnovAge Holding Corp.

23*	Consent of Deloitte & Touche LLP

24*	Powers of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Clawback Policy
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

Date: September 10, 2024	INNOVAGE HOLDING CORP.
	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of September 10, 2024.

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