Form 10-Q
period 2024-09-30
InnovAge Holding Corp.
filed 2024-11-05
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2024, there were 135,455,244 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2024
Cautionary Note on Forward-Looking Statements
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth opportunities or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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
•the results of periodic inspections, reviews, audits and investigations under the federal and state government programs, and our ability to sufficiently cure any deficiencies identified by the respective federal and state government programs;
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
•the impact on our business of disruptions in our disaster recovery systems or business continuity planning; and
•other factors disclosed in the section entitled “Risk Factors” in our Annual Report for the year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2024 ("2024 10-K"), and our subsequent filings with the SEC.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2024	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$39,019	$56,946
Short-term investments	46,659	45,833
Restricted cash	13	14
Accounts receivable, net of allowance ($3,693 – September 30, 2024 and $6,729 – June 30, 2024)	46,735	48,106
Prepaid expenses	22,804	18,919
Income tax receivable	3,324	3,324
Total current assets	158,554	173,142
Noncurrent Assets
Property and equipment, net	189,900	193,022
Operating lease assets	27,385	28,416
Investments	2,645	2,645
Deposits and other	4,913	5,949
Goodwill	139,949	139,949
Other intangible assets, net	4,373	4,538
Total noncurrent assets	369,165	374,519
Total assets	$527,719	$547,661
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$45,849	$55,459
Reported and estimated claims	56,443	55,404
Due to Medicaid and Medicare	15,584	15,197
Current portion of long-term debt	3,795	3,795
Current portion of finance lease obligations	5,365	4,599
Current portion of operating lease obligations	4,311	4,145
Total current liabilities	131,347	138,599
Noncurrent Liabilities
Deferred tax liability, net	7,863	7,460
Finance lease obligations	10,853	12,743
Operating lease obligations	24,992	26,275
Other noncurrent liabilities	1,317	1,298
Long-term debt, net of debt issuance costs	60,637	61,478
Total liabilities	237,009	247,853
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	21,657	22,200
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of September 30, 2024 and June 30, 2024; 136,362,736 issued and 135,538,698 outstanding as of September 30, 2024 and 136,152,858 issued and 136,116,299 outstanding as of June 30, 2024	136	136
Treasury stock at cost, 837,372 and 36,559 shares as of September 30, 2024 and June 30, 2024, respectively	(5,000)	(179)
Additional paid-in capital	339,048	337,615
Retained deficit	(73,240)	(68,311)
Total InnovAge Holding Corp.	260,944	269,261
Noncontrolling interests	8,109	8,347
Total stockholders’ equity	269,053	277,608
Total liabilities and stockholders’ equity	$527,719	$547,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except number of shares and per share data)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Revenues
Capitation revenue	$204,800	$182,173
Other service revenue	342	312
Total revenues	205,142	182,485
Expenses
External provider costs	107,214	99,358
Cost of care, excluding depreciation and amortization	63,387	55,250
Sales and marketing	6,492	5,379
Corporate, general and administrative	27,535	28,947
Depreciation and amortization	5,410	4,269
Total expenses	210,038	193,203
Operating Loss	(4,896)	(10,718)

Other Income (Expense)
Interest expense, net	(1,243)	(661)
Other income	833	643
Total other expense	(410)	(18)
Loss Before Income Taxes	(5,306)	(10,736)
Provision for Income Taxes	404	226
Net Loss	(5,710)	(10,962)
Less: net loss attributable to noncontrolling interests	(781)	(658)
Net Loss Attributable to InnovAge Holding Corp.	$(4,929)	$(10,304)

Weighted-average number of common shares outstanding - basic	135,769,835	135,790,401
Weighted-average number of common shares outstanding - diluted	135,769,835	135,790,401

Net loss per share - basic	$(0.04)	$(0.08)
Net loss per share - diluted	$(0.04)	$(0.08)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2024
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, June 30, 2024	136,116,299	$136	$337,615	$(68,311)	36,559	$(179)	$8,347	$277,608	22,200
Stock-based compensation	341,619	—	2,161	—		—	—	2,161	—
Tax withholding related to net share settlements of stock-based compensation awards	(118,407)	—	(728)	—		—	—	(728)	—
Shares repurchased at cost	(800,813)	—	—	—	800,813	(4,821)	—	(4,821)	—
Net loss	—	—	—	(4,929)	—	—	(238)	(5,167)	(543)	(5,710)
Balances, September 30, 2024	135,538,698	$136	$339,048	$(73,240)	837,372	$(5,000)	$8,109	$269,053	$21,657

	For the Three Months Ended September 30, 2023
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, June 30, 2023	135,639,845	$136	$332,107	$(35,944)	0	$—	$5,793	$302,092	12,708
Stock-based compensation	347,849	—	1,823	—	—	—	—	1,823	—
Tax withholding related to net share settlements of stock-based compensation awards	(102,854)	—	(614)	—	—	—	—	(614)	—
Net loss	—	—	—	(10,304)	—	—	(88)	(10,392)	(570)	(10,962)
Balances, September 30, 2023	135,884,840	$136	$333,316	$(46,248)	0	$—	$5,705	$292,909	$12,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(5,710)	$(10,962)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for uncollectible accounts	82	1,077
Depreciation and amortization	5,410	4,269
Operating lease rentals	1,572	1,103
Amortization of deferred financing costs	107	107
Stock-based compensation	2,161	1,823
Deferred income taxes	403	226
Other, net	126	58
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	1,290	(20,918)
Prepaid expenses	(3,885)	734
Deposits and other	653	(591)
Accounts payable and accrued expenses	(9,495)	(7,303)
Reported and estimated claims	1,039	(676)
Due to Medicaid and Medicare	388	1,140
Operating lease liabilities	(1,657)	(1,048)
Deferred revenue	—	(2,024)
Net cash used in operating activities	(7,516)	(32,985)
Investing Activities
Purchases of property and equipment	(2,200)	(2,571)
Purchases of short-term investments	(590)	(570)
Net cash used in investing activities	(2,790)	(3,141)
Financing Activities
Payments for finance lease obligations	(1,124)	(1,164)
Principal payments on long-term debt	(949)	(948)
Repurchase of equity securities	(4,821)	—
Taxes paid related to net settlements of stock-based compensation awards	(728)	(614)
Net cash used in financing activities	(7,622)	(2,726)

DECREASE IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	(17,928)	(38,852)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	56,960	127,265
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$39,032	$88,413

Supplemental Cash Flows Information
Interest paid	$1,181	$404
Income taxes paid	$1	$—
Property and equipment included in accounts payable	$102	$281
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Business
InnovAge Holding Corp. and its subsidiaries (“InnovAge” or the "Company") are headquartered in Denver, Colorado. The Company’s participant-centered care delivery approach is designed to improve the quality of care the Company’s participants receive, while keeping them in their homes for as long as safely possible. Through the Company’s Program of All-Inclusive Care for the Elderly (“PACE”) program, the Company fulfills a broad range of medical and ancillary services for seniors, including in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to and from the PACE center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.
As of September 30, 2024, the Company served approximately 7,210 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operated 20 PACE centers across Colorado, California, Florida, New Mexico, Pennsylvania and Virginia.
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
Note 2: Summary of Significant Accounting Policies
The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2024 (“2024 10-K”). There were no significant changes to those accounting policies during the three months ended September 30, 2024.
Basis of Preparation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended June 30, 2024. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIEs”) for which it is the primary beneficiary and entities for which it is the controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.
The Company does not have any components of comprehensive income and comprehensive income is equal to net loss reported in the statements of operations for all periods presented.

Property and Equipment
Property and equipment were comprised of the following as of September 30, 2024 and June 30, 2024:

dollars in thousands	Estimated Useful Lives	September 30, 2024	June 30, 2024
Land	N/A	$11,970	$11,970
Buildings and leasehold improvements	10 - 40 years	156,141	156,064
Software	3 - 5 years	30,980	30,678
Equipment and vehicles	3 - 7 years	69,704	69,495
Construction in progress	N/A	13,657	12,234
		282,452	280,441
Less: accumulated depreciation and amortization		(92,552)	(87,419)
Total property and equipment, net		$189,900	$193,022
Depreciation of $5.2 million and $4.1 million was recorded during the three months ended September 30, 2024 and 2023, respectively.
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
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Additionally, ASU 2023-09 requires public companies to annually disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as the amount of income taxes paid by individual jurisdiction. For smaller reporting companies, such as us, ASU 2023-09 is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of ASU 2023-09 on our condensed consolidated financial statements.
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
Our revenues are based on the estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in Deposits and other on our condensed consolidated balance sheets. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of September 30, 2024 and June 30, 2024, contract assets included within deposits and other were $3.3 million and $2.8 million, respectively.
The Company disaggregates capitation revenue from the following sources for the three months ended:

	September 30,
	2024	2023
Medicaid	55%	55%
Medicare	45%	45%
Total	100%	100%
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
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised 13% of capitation revenues for each of the three months ended September 30, 2024 and 2023.

The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA and private pay sources. Our accounts receivable as of September 30, 2024 and June 30, 2024 were primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	September 30, 2024	June 30, 2024
Medicaid	86%	71%
Medicare	10%	22%
Private pay and other	4%	7%
Total	100%	100%
The Company records accounts receivable at net realizable value based upon the estimated amounts the Company expects to be entitled to receive from Medicare, Medicaid, the VA and private pay sources. Estimated reimbursement amounts are adjusted in future periods as final settlements are determined. Accounts are written off as bad debts when they are deemed uncollectible based upon individual credit evaluations and specific circumstances underlying the accounts.
Other Service Revenue and Accounts Receivable
Other service revenue primarily consists of revenues derived from state food grants and rent revenues. Accounts receivable related to other service revenue were not significant as of both September 30, 2024 and June 30, 2024.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies.”
Note 4: Cost and Equity Method Investments
The Company held cost method investments of $2.6 million as of both September 30, 2024 and June 30, 2024.
Nonconsolidated Entities
Cost Method Investments
The Company maintains one investment that is accounted for using the cost method. The Company's ownership interest is less than 20% of the voting stock of the investment and the Company does not have the ability to exercise significant influence over the operating and financial policies of the investments. The investment does not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three months ended September 30, 2024 and 2023, there were no observable price changes or impairment recorded.
Jetdoc
In August 2021, the Company acquired a minority interest equal to 806,481 shares of the outstanding common stock of Jetdoc, Inc. (“Jetdoc”), a telehealth and virtual urgent care app dedicated to effectively connecting users with medical professionals, for cash consideration of $2.0 million. We determined that indicators of impairment were present as of December 31, 2023, and recognized an impairment loss of $1.9 million during the three months then ended. During the three months ended March 31, 2024, we determined that the remaining balance of our investment in Jetdoc was impaired and recognized an additional impairment loss of $0.1 million. During the three months ended September 30, 2023, there were no observable price changes or impairments recorded. As of September 30, 2024, the Company did not have any ownership interest in Jetdoc.
DispatchHealth
On June 14, 2019, the Company invested $1.5 million in DispatchHealth Holdings, Inc. ("DispatchHealth"), through the purchase of a portion of its outstanding Series B Preferred Stock. On April 2, 2020, the Company invested an additional

$1.1 million through the purchase of a portion of its outstanding Series C Preferred Stock. As of September 30, 2024, the balance of the Company’s investment was $2.6 million, which represents the maximum exposure to loss. The investment does not have a readily determinable fair value and the Company has elected to record the investment at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three months ended September 30, 2024 and 2023, there were no observable price changes or impairments.
Equity Method Investments
Pinewood Lodge
Through May 2, 2024, the Company’s operations included a Senior Housing unit that primarily included the accounts of Continental Community Housing (“CCH”), a wholly-owned subsidiary of the Company and the general partner of Pinewood Lodge, LLLP (“PWD”), which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older.
PWD was accounted for using the equity method of accounting. As of September 30, 2023, the balance of the Company’s investment in PWD was $0.8 million, which represented the maximum exposure to loss.
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
Consolidated Entities
Controlling Interest
InnovAge Florida PACE – Orlando
On May 28, 2024, the Company entered into a joint venture with Orlando Health (“OHI”) to develop and manage PACE centers to serve communities in Orlando, Florida. In connection with the joint venture, OHI, InnovAge Orlando PACE II, LLC ("InnovAge Orlando"), the joint venture, and the Company entered into a Contribution Agreement pursuant to which OHI made a cash contribution of $2.9 million to InnovAge Orlando for a proportionate 10% interest ownership. The Company's total contribution was $26.1 million for its controlling membership interest of 90%. As a result, the joint venture’s results are consolidated in the Company’s condensed consolidated financial statements.
Noncontrolling Interest
Senior Housing
The Company’s operations include a 0.01% partnership interest in InnovAge Senior Housing Thornton, LLC (“SH1”), which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older.
SH1 is a VIE. The Company is the primary beneficiary of SH1 and consolidates SH1 as it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the senior housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for a convertible term loan held by SH1.
Redeemable Noncontrolling Interest
InnovAge Sacramento
On March 18, 2019, in connection with the formation of InnovAge Sacramento, the joint venture with Adventist Health System/West (“Adventist”) and Eskaton Properties, Incorporated (“Eskaton”), the Company contributed $9.0 million in cash and land valued at $4.2 million for a 59.9% membership interest in the joint venture. Adventist contributed

$5.8 million in cash and Eskaton contributed $3.0 million in cash for membership interests of 26.4% and 13.7%, respectively. In fiscal year 2021, the Company made an additional contribution of $0.1 million and obtained an additional 0.1% membership interest in the joint venture, which resulted in the Company obtaining control and consolidating InnovAge Sacramento as of January 1, 2021.
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As of September 30, 2024, none of the conditions specified in the JV Agreement had been met. Accordingly, these put rights held by the noncontrolling interests of the joint venture are required to be presented as temporary equity and are recorded as redeemable noncontrolling interests on our condensed consolidated balance sheets. As of September 30, 2024 and June 30, 2024, the Company's redeemable noncontrolling interest was recorded at fair value of $21.7 million and $22.2 million, respectively.
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

The following table shows the Company’s cash, cash equivalents and marketable securities by significant investment category as of September 30, 2024 and June 30, 2024:

	September 30, 2024
in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short- term Investments
Cash	$27,540	$27,540	$27,540	$—
Level 1
Money market funds	11,479	11,479	11,479	—
Mutual funds	46,151	46,659	—	46,659
Total	$85,170	$85,678	$39,019	$46,659

	June 30, 2024
in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short- term Investments
Cash	$25,793	$25,793	$25,793	$—
Level 1
Money market funds	31,153	31,153	31,153	—
Mutual funds	45,556	45,833	—	45,833
Total	$102,502	$102,779	$56,946	$45,833
Recurring Measurements
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, Level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of September 30, 2024 and June 30, 2024, the Company’s redeemable noncontrolling interest was recorded at fair value of $21.7 million and $22.2 million, respectively.
There were no transfers in and out of Level 3 during the three months ended September 30, 2024 and 2023. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.
Note 6: Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounted to $139.9 million at each of September 30, 2024 and June 30, 2024. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairment recorded during the three months ended September 30, 2024 and 2023.

Intangible assets consisted of the following as of:

in thousands	September 30, 2024	June 30, 2024
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(4,227)	(4,062)
Balance as of end of period	$4,373	$4,538
Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million for each of the three months ended September 30, 2024 and 2023.
We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the three months ended September 30, 2024 and 2023.
Note 7: Leases
Leasing Arrangements as Lessee
The Company leases certain property and equipment under various third-party operating and finance lease agreements. The Company determines if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. The leases are noncancelable and expire on various terms from 2024 through 2037. We determine if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), we recognize a right-of-use ("ROU") asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may also include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
The following table presents the components of our ROU assets and their classification in our Balance Sheet as of:

Component of Lease Balances	Balance Sheet Line Items	September 30, 2024	June 30, 2024
in thousands
Assets:
Operating lease assets	Operating lease assets	$27,385	$28,416
Finance lease assets	Property and equipment, net	14,553	15,908
Total leased assets		$41,938	$44,324

The following table presents the components of our lease cost and the classification of such costs in our condensed consolidated statements of operations for the three months ended September 30:

		Three Months Ended September 30,
Component of Lease Cost	Statements of Operations Line Items	2024	2023
in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$1,535	$1,118
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	1,355	1,102
Interest on lease liabilities	Interest expense, net	—	33
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	6	—
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	22	38
Total lease expense		$2,918	$2,291
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of September 30:

Weighted average remaining lease term:	September 30, 2024	September 30, 2023
Operating leases	7.5 years	7.7 years
Finance leases	3.3 years	3.7 years

Weighted average discount rate:	September 30, 2024	September 30, 2023
Operating leases	6.85%	6.62%
Finance leases	7.82%	7.87%
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to September 30, 2024:

in thousands	Operating Lease	Finance Lease	Total
Amount remaining in 2025	$6,023	$6,615	$12,638
2026	5,988	5,389	11,377
2027	5,742	4,514	10,256
2028	4,952	2,461	7,413
2029	4,097	555	4,652
Thereafter	11,582	—	11,582
Total lease payments	38,384	19,534	57,918
Less liability accretion / imputed interest	(9,081)	(3,316)	(12,397)
Total lease liabilities	29,303	16,218	45,521
Less: Current lease liabilities	4,311	5,365	9,676
Total long-term lease liabilities	$24,992	$10,853	$35,845

Note 8. Long-Term Debt
Long-term debt consisted of the following at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
	in thousands
Senior secured borrowings:
Term Loan Facility	$62,813	$63,750
Convertible term loan	2,227	2,239
Total debt	65,040	65,989
Less: unamortized debt issuance costs	608	716
Less: current maturities	3,795	3,795
Noncurrent maturities	$60,637	$61,478
2021 Credit Agreement
On March 8, 2021, the Company entered into a credit agreement (as amended, the “2021 Credit Agreement”) that replaced its prior credit agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity, each with a maturity date of March 8, 2026. Borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under our letters of credit, which as of September 30, 2024 was $5.2 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of September 30, 2024, the interest rate on the Term Loan Facility was 6.94%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of September 30, 2024, we had no borrowings outstanding, $5.2 million of letters of credit issued, and $94.8 million of remaining capacity under the Revolving Credit Facility.
The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of September 30, 2024, the Company was in compliance with the covenants of the 2021 Credit Agreement.
The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.1 million for each of the three months ended September 30, 2024 and 2023.
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
Civil Investigative Demands
In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requested information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. We continue to fully cooperate with the Attorney General.
In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. The demand requested information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operated as of 2022 (California, Colorado, New Mexico, Pennsylvania, and Virginia). In December 2022, the Company received a supplemental civil investigative demand requesting supplemental information on the same matters. The Company continues to fully cooperate with the DOJ.
In October 2024, the Company received a civil investigative demand from the DOJ under the Federal False Claims Act on a similar subject matter. The demand requests information and documents regarding the Company's relationship as a PACE provider with residential care facilities in California and Colorado, related housing costs, and enrollment practices. The Company is fully cooperating with the DOJ and producing the requested information and documentation.
We are currently unable to predict the outcome of these investigations.
Stockholder Lawsuits

On October 14, 2021, and subsequently amended on June 21, 2022, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period (the "Securities Action"). Through the complaint, plaintiffs are asserting claims against the Company, certain of the Company’s officers and directors, Apax Partners, L.P., Welsh, Carson, Anderson & Stowe and the underwriters in the Company’s IPO, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and subsequent earnings calls and public filings, and seeking compensatory damages, among other things. On September 13, 2022, the Company and the officer and director defendants and Apax Partners, L.P. and Welsh, Carson, Anderson & Stowe filed a motion to dismiss the amended complaint for failure to state a claim upon which relief can be granted. On December 22, 2023, the District Court granted in part and denied in part the motion to dismiss. On September 17, 2024, plaintiffs filed a second amended complaint to add four additional defendants, WCAS Management Corporation, WCAS Management, L.P., WCAS Management, LLC, and TCO Group Holdings, L.P., renames Apax Partners, L.P. as Apax Partners US LLC and drops Welsh, Carson, Anderson & Stowe as a defendant. The action is currently stayed as to WCAS Management Corporation, WCAS Management L.P., WCAS Management, LLC and TCO Group Holdings, L.P. but otherwise continues to be in discovery.
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

	Three months ended September 30,
	2024	2023
	in thousands

Stock options	$186	$223
Profits interests units	174	376
Restricted stock units	1,801	1,224
Total stock-based compensation expense	$2,161	$1,823
2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the "2020 Equity Incentive Plan") pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, advisers, and other services providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. Both performance-based and time-based units have been issued under the plan. As of September 30, 2024, a total of 15,222,837 profits interests units had been granted under the 2020 Equity Incentive Plan.
The Company used the Monte Carlo option model to determine the fair value of the granted profits interests units at the time of the grant. Expected stock price volatility is based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. A total of 1,963,700 Class B Units were awarded during the three months ended September 30, 2023 to the Company's Chief Executive Officer and Chief Financial Officer. There were no Class B Units awarded during the three months ended September 30, 2024.

A summary of profits interests activity for the three months ended September 30, 2024 is as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2024	1,287,113	$5.52
Granted	—	$—
Forfeited	—	$—
Vested	(379,917)	$1.28
Outstanding balance, September 30, 2024	907,196	$7.30

Performance-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2024	1,371,671	$1.55
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, September 30, 2024	1,371,671	$1.55
The total unrecognized compensation cost related to profits interests units outstanding as of September 30, 2024 was $3.7 million, comprised (i) $1.6 million related to time-based unit awards expected to be recognized over a weighted-average period of 3.2 years and (ii) $2.1 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
2021 Omnibus Incentive Plan
In March 2021, the Compensation Committee of the Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units with time-based vesting is based on the closing market price of our common stock on the date of grant. Certain other awards under this plan, including units and stock options, vest upon achieving specific share price performance criteria and are determined to have performance-based vesting conditions. The Company has also issued time-based vesting stock options under this plan to its employees which generally vest in equal parts over a three-year period.

Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the three months ended September 30, 2024 is as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2024	2,864,319	$8.15
Granted	132,559	$6.29
Forfeited	(45,846)	$5.27
Vested	(341,622)	$5.33
Outstanding balance, September 30, 2024	2,609,410	$8.47
The total unrecognized compensation cost related to time based restricted stock units outstanding as of September 30, 2024 was $9.1 million and is expected to be recognized over a weighted-average period of 4.2 years.
A summary of performance based vesting restricted stock units activity for the three months ended September 30, 2024 is as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2024	258,767	$5.18
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, September 30, 2024	258,767	$5.18
The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of September 30, 2024 was $0.3 million and is expected to be recognized over a weighted-average period of 1.3 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the three months ended September 30, 2024 is as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2024	554,499	$1.77
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, September 30, 2024	554,499	$1.77

Exercisable balance, September 30, 2024	381,216	$0.16

The total unrecognized compensation costs related to time-based vesting stock options outstanding as of September 30, 2024 was $0.07 million and is expected to be recognized over a weighted-average period of 1.6 years.
A summary of performance-based vesting stock option activity for the three months ended September 30, 2024 is as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2024	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, September 30, 2024	776,299	$3.08
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of September 30, 2024 was $0.6 million and is expected to be recognized over a weighted-average period of 1.4 years.
Note 11: Acquisitions
On December 1, 2023, the Company acquired all of the issued and outstanding membership interests of two California-based PACE programs, ConcertoCare PACE of Bakersfield, LLC and ConcertoHealth PACE of Los Angeles, LLC (collectively "Concerto"), from Perfect Health, Inc. d/b/a ConcertoCare, a tech-enabled, value-based provider of at-home, comprehensive care for seniors and other adults with unmet health and social needs, for $23.9 million. We believe the Concerto acquisition complements our California PACE centers. The acquisition was funded through cash on hand. Results of operations from the acquired centers are included in our condensed consolidated statements of operations for the three months ended September 30, 2024 and were not significant to our results. Costs related to the acquisition during the three months ended September 30, 2024 were insignificant. Acquisition related costs were expensed as incurred and have been recorded in corporate, general and administrative expenses in our condensed consolidated statements of operations.
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
The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, measurement period adjustments and the allocation as of September 30, 2024:

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
Since the preliminary allocation, we recognized a measurement period adjustment for lease incentives related to tenant improvements. The adjustment resulted in an increase of $0.7 million to prepaid expenses and $0.9 million to operating lease assets, a decrease of $0.1 million to accounts receivable and $0.1 million to accounts payable and accrued expenses, and a corresponding decrease of $1.6 million to goodwill. The Company does not expect any additional adjustments.
Note 12: Income Taxes
The Company recorded an income tax expense of $0.4 million and an income tax expense of $0.2 million for the three months ended September 30, 2024 and 2023, respectively. This represents an effective tax rate of (7.6)% and (2.1)% for the three months ended September 30, 2024 and 2023, respectively.
The effective rate for the three months ended September 30, 2024 was different from the federal statutory rate primarily due to the Company’s book loss offset partially by disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m), disallowed stock options related to the profit interest units, exclusion of losses from entities not subject to tax, lobbying expenses, a change to the Pennsylvania tax rate, and the increase in the Company's valuation allowance against net operating losses which occurred during the three-month period.
The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the three-month period ended September 30, 2024, the Company determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company also determined it is not "more likely than not"

that the deferred tax assets associated with certain federal net operating losses will be realized and as such has included a valuation allowance against these federal deferred tax assets. The Company has provided $20.3 million at September 30, 2024 and $15.9 million at June 30, 2024, as a valuation allowance against its deferred tax assets for federal and state net operating losses and state 163(j) interest expense limitations where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.
Note 13: Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and other equity awards, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted EPS. When net income from continuing operations exists, performance-based units are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three months ended September 30, 2024 and 2023, there were 102,985 and 348,090, respectively, performance-based awards excluded from the calculation of diluted EPS.
The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,
in thousands, except share values	2024	2023
Net loss attributable to InnovAge Holding Corp.	$(4,929)	$(10,304)
Weighted average common shares outstanding (basic)	135,769,835	135,790,401
EPS (basic)	$(0.04)	$(0.08)

Dilutive shares	—	—
Weighted average common shares outstanding (diluted)	135,769,835	135,790,401
EPS (diluted)	$(0.04)	$(0.08)
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

The following table summarizes the operating results regularly provided to the CODM by segment for the three months ended September 30, 2024 and 2023:

	September 30, 2024			September 30, 2023
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$204,800	$—	$204,800	$182,173	$—	$182,173
Other service revenue	96	246	342	86	226	312
Total revenues	204,896	246	205,142	182,259	226	182,485
External provider costs	107,214	—	107,214	99,358	—	99,358
Cost of care, excluding depreciation and amortization	63,234	153	63,387	55,097	153	55,250
Center-Level Contribution Margin	34,448	93	34,541	27,804	73	27,877
Overhead costs(b)	34,027	—	34,027	34,317	9	34,326
Depreciation and amortization	5,295	115	5,410	4,157	112	4,269
Interest expense, net	1,199	44	1,243	616	45	661
Other income	(833)	—	(833)	(643)	—	(643)
Loss Before Income Taxes	$(5,240)	$(66)	$(5,306)	$(10,643)	$(93)	$(10,736)
_________________________________
(a)Center-level Contribution Margin from a segment below the quantitative thresholds is attributable to the Senior Housing operating segment of the Company. This segment has never met any of the quantitative thresholds for determining reportable segments.
(b)Overhead consists of the Sales and marketing and Corporate, general and administrative financial statement line items.
Note 15: Related Party Transactions
Pursuant to the PWD Amended and Restated Agreement of Limited Partnership, CCH helped fund operating deficits and shortfalls of PWD in the form of a loan (the “PWD Loan”). The PWD Loan did not accrue interest. Additionally, CCH was paid an administration fee of less than $0.1 million per year. On March 13, 2024, PWD entered into a Purchase and Sale Agreement for the sale of all of PWD's property, including the Senior Housing unit.
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

Note 16: Share Repurchase Program

On June 10, 2024, the Board announced the authorization of a share repurchase program of up to $5.0 million of the Company's common stock. On September 26, 2024, the Board announced the authorization of an additional $2.5 million shares of the Company's common stock. During the three months ended September 30, 2024, the Company repurchased 801,287 shares of its common stock for approximately $4.8 million, of which 800,813 were placed in Treasury.
Note 17: Subsequent Events

The Company has evaluated subsequent events through November 5, 2024, the date on which the condensed consolidated financial statements were issued and noted there were none except as disclosed in Note 9, "Commitments and Contingencies".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to our management. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties, including those discussed below and in the section entitled “Cautionary Note on Forward-Looking Statements.” Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 10-K”).
Overview
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of September 30, 2024, the Company served approximately 7,210 PACE participants, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania, and Virginia.

Trends and Uncertainties Affecting the Company
Increased cost of care. In the first quarter of fiscal year 2025, operating expenses increased $16.8 million, or 8.7%, compared to the first quarter of fiscal year 2024 due to census growth and increased cost of care per participant primarily as a result of increased salaries, wages and benefits associated with increased headcount and higher wage rates. Additionally, total external provider costs increased in the three month period ended September 30, 2024 compared to 2023 due to census growth partially offset by a reduction in cost per participant as a result of efforts to mitigate the effects of rising costs. In fiscal year 2024 and the first quarter of fiscal year 2025, we continued to strengthen our payer capabilities and reduced external provider costs per participant, which we believe to be a result of our maturing clinical value initiatives, which we began implementing in fiscal year 2023, and our operational value initiatives, which we began implementing in fiscal year 2024. While we expect to continue to experience elevated operating expenses through fiscal year 2025 for the reasons stated above, we also expect that our clinical value initiatives and operational value initiatives will help offset increasing cost of care.
Census and capitation revenue. We experienced increased gaps of eligibility with redetermination applications during fiscal year 2024 as a result of regulatory agencies processing delays. These gaps of eligibility began to ease during the first quarter of fiscal year 2025 and we continue to partner with State administrators with the intent to further reduce delays through the remainder of the fiscal year. There has not been a material effect on the Company's financial statements or operations due to this situation. The Company expects to continue mitigating measures, which include utilizing State approved third-party eligibility partners to expedite applications, escalate delayed cases to State administrators, and pursue safe discharges for individuals who are truly ineligible, during fiscal year 2025, and will continue to assess the situation as it evolves.
Labor market. The healthcare sector continues to experience a complex set of challenges in hiring additional professionals. Specifically, the demand for healthcare services has been steadily increasing due to an aging population and a greater focus on health and wellness in society. In addition, there are systemic challenges related to workforce training and the pipeline of qualified professionals, which have not kept pace with this growing demand. Wage pressure in the healthcare industry is a significant concern. Wage pressure arises when there is a high demand for healthcare services but a limited supply of qualified professionals, leading to increased competition for workers and upward pressure on wages. The rapidly aging population has increased the demand for healthcare services, especially for geriatrics. Simultaneously, many experienced healthcare workers are reaching retirement age, reducing the workforce supply.
In addition, an aging population combined with a shortage of clinicians, creates pressures and increased demand on the limited number of residential facilities. There is uncertainty regarding the access of our participants to residential facilities. The high demand for such facilities may lead such facilities prioritizing patients who are private payors to avoid the frequently changing Medicare and Medicaid program reimbursement rates and rules, annual caps and regulatory requirements.

Additionally, as a result of the adoption of California Senate Bill No. 525 ("SB 525"), which raises minimum wage for many California healthcare workers and will impact many of our contractors and other third-party providers, combined with other macroeconomic factors, our California centers have received provider requests to increase rates to cover their increased labor costs. As a result of competition generated by SB 525 and other California market conditions, we have increased our wages for healthcare workers and other comparable market positions in the California market. These increases did not have a material impact on our labor costs, financial statements or operations for fiscal year 2024 or the three months ended September 30, 2024. We will continue to evaluate the impact of this legislation on our business.
For additional information on the various risks posed by macroeconomic events, regulation, and employee matters, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2024 10-K.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.57 based on InnovAge data as of September 30, 2024; and (ii) we have Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive per member, per month (“PMPM”) payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. We continue to strengthen our expanding payer capabilities so that our revenue more accurately reflects the acuity of the populations we serve.
•Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators or suspensions of State attestations required to open new de novo centers.
•Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. Our average participant tenure was 3.1 years as of September 30, 2024, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 6.9% annually over the last three fiscal years.
•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. The risk pool of our population became more acute in fiscal year 2023 as we were not able to replenish our population mix with newer, lower-acuity participants as a result of State sanctions. Together with the factors disclosed above (increased salaries, wages and benefits, increased fleet and contract transportation costs, annual increases in assisted living and nursing facility unit cost and general medical inflation) our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 83% of our revenue in the three months ended September 30, 2024.
•Center-level Contribution Margin. The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. As we serve more participants in existing centers, we expect to leverage our fixed cost base at those centers and increase the value of a center to our business increases over time.

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

•Execute tuck-in acquisitions and partnerships. Since fiscal year 2019, we have acquired and integrated four PACE organizations for a total of eight operational centers (excluding the PACE center in Bakersfield, California, which is not yet operational). These acquisitions represent expansion of our InnovAge Platform into one new state and five new markets. By bringing acquired organizations under the InnovAge Platform, we hope to further realize revenue growth and improve operational efficiency and care delivery post-integration. We also have pursued and intend to continue pursuing additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geography, such as the joint venture we entered into at our Orlando PACE center with Orlando Health during the fourth quarter of fiscal year 2024.
•Our ability to maintain high quality of regulatory compliance. The Company's priority is to continue to maintain high quality of regulatory compliance in all its centers.
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
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth due, partially, to additional costs we incur in connection with our audits to our centers, remediation plans and current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. We are investing to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends. Accordingly, in the short term, we expect the activities noted above to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
•Seasonality of our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza and COVID-19 viruses, being more prevalent during colder months of the year, which generally increases per-participant costs, and (ii) the number of business days in a period, with shorter periods generally having lower medical costs, all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received from CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Where there is a difference between our estimate and the final determination from CMS, we may record either an increase or decrease in true-up revenue. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility into nor control over the timing of such payments. The variability of participant enrollments during the open enrollment period has also been impacted by additional offerings by MA and other competitors. We believe that, as a result of these additional offerings, we experienced higher than expected disenrollments during the third quarter of fiscal 2024.

Components of Results of Operations
Revenue
Capitation Revenue. In order to provide comprehensive services to manage the totality of a participant’s medical care across all settings, we receive fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, Veterans Affairs (“VA”) and private pay sources.
Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are renewed annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. We are currently operating in good standing under each of our PACE state contracts. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2024 10-K.
Other Service Revenue. Other service revenue primarily consists of revenues derived from state food grants and rent revenues. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2024 10-K.
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
For more information relating to the components of our results of operations, see Results of Operations below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2024 10-K.
Results of Operations
The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended September 30,
in thousands	2024	2023
Revenues
Capitation revenue	$204,800	$182,173
Other service revenue	342	312
Total revenues	205,142	182,485
Expenses
External provider costs	107,214	99,358
Cost of care, excluding depreciation and amortization	63,387	55,250
Sales and marketing	6,492	5,379
Corporate, general and administrative	27,535	28,947
Depreciation and amortization	5,410	4,269
Total expenses	210,038	193,203
Operating Loss	$(4,896)	$(10,718)

Other Income (Expense)
Interest expense, net	(1,243)	(661)
Other income	833	643
Total other expense	(410)	(18)
Loss Before Income Taxes	(5,306)	(10,736)
Provision (Benefit) for Income Taxes	404	226
Net Loss	$(5,710)	$(10,962)
Less: net loss attributable to noncontrolling interests	(781)	(658)
Net Loss Attributable to InnovAge Holding Corp.	$(4,929)	$(10,304)
Revenues

	Three Months Ended September 30,		Change
	2024	2023	$	%
in thousands
Capitation revenue	$204,800	$182,173	$22,627	12.4%
Other service revenue	342	312	30	9.6%
Total revenues	$205,142	$182,485	$22,657	12.4%
Capitation revenue. Capitation revenue was $204.8 million for the three months ended September 30, 2024, an increase of $22.6 million, or 12.4%, compared to $182.2 million for the three months ended September 30, 2023. This increase was driven by a $5.4 million, or 2.7%, increase in capitation rates coupled with $17.2 million, or 9.4%, increase in member months. The increase in capitation rates was primarily driven by (i) a 4.3% annual increase in Medicaid capitation rates as determined by the States and (ii) a 0.8% increase in Medicare capitation rates as a result of increased risk score and county rates. The increase in member months is primarily due to growth in our California and Colorado centers and to a lesser extent due to the addition of de novo centers in Florida and the Concerto acquisition.
Operating Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
in thousands
External provider costs	$107,214	$99,358	$7,856	7.9%
Cost of care (excluding depreciation and amortization)	63,387	55,250	8,137	14.7%
Sales and marketing	6,492	5,379	1,113	20.7%
Corporate, general, and administrative	27,535	28,947	(1,412)	(4.9)%
Depreciation and amortization	5,410	4,269	1,141	26.7%
Total operating expenses	$210,038	$193,203	$16,835
External provider costs. External provider costs were $107.2 million for the three months ended September 30, 2024, an increase of $7.9 million, or 7.9%, compared to $99.4 million for the three months ended September 30, 2023. The increase was primarily driven by an increase of $9.4 million, or 9.4%, in member months partially offset by a decrease of $1.5 million, or 1.4% in cost per participant. The decrease in cost per participant was primarily driven by a decrease in permanent nursing facility utilization and a decrease in external hospice care associated with the transition of this function to internal clinical resources. This is partially offset by an annual increase in pharmacy cost, and an annual increase in assisted living and permanent nursing facility unit cost.
Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $63.4 million for the three months ended September 30, 2024, an increase of $8.1 million, or 14.7%, compared to $55.3 million for the three months ended September 30, 2023, primarily due to an increase of $2.9 million, or 4.8%, in cost per participant coupled with an increase of $5.2 million, or 9.4%, in member months. The increase was primarily driven by (i) a $5.6 million increase in salaries, wages and benefits associated with increased headcount and higher wage rates, (ii) $0.8 million in increased software license fees, (iii) $0.6 million in contract provider expense in California associated with growth, (iv) $0.5 million in contract provider recruiting and (v) $0.8 million in de novo occupancy and administrative expense associated with opening centers in Florida and the Concerto acquisition, partially offset by $0.8 million reduction in contract transportation associated with transition of services to internal transportation resources.
Sales and marketing. Sales and marketing expenses were $6.5 million for the three months ended September 30, 2024, an increase of $1.1 million, or 20.7%, compared to $5.4 million for the three months ended September 30, 2023, primarily due to increased headcount to support growth.
Corporate, general and administrative. Corporate, general and administrative expenses were $27.5 million for the three months ended September 30, 2024, a decrease of $1.4 million, or 4.9%, compared to $28.9 million for the three months ended September 30, 2023. The decrease was primarily due to (i) $0.5 million reduction in insurance expense, (ii) $2.7 million reduction in consulting expense associated with improving organizational capabilities including the transition to a new electronic medical record ("EMR") system, and (iii) $0.4 million reduction in consulting costs associated with Sarbanes-Oxley Act of 2002 compliance and internal audit. These decreases in cost were partially offset by a $2.4 million increase in employee compensation and benefits as the result of an increase in headcount to support compliance and bolster organizational capabilities.

Other Expense

	Three Months Ended September 30,		Change
	2024	2023	$	%
in thousands
Interest expense, net	$(1,243)	$(661)	$(582)	88.0%
Other income	833	643	190	29.5%
Total other expense	$(410)	$(18)	$(392)
Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $1.2 million for the three months ended September 30, 2024, an increase of $0.6 million, or 88.0%, compared to $0.7 million for the three months ended September 30, 2023. The increase was primarily due to interest expense of $1.7 million, which was offset by interest income of $0.5 million from money market funds for the three months ended September 30, 2024. Interest expense of $1.7 million was offset by interest income of $1.1 million during the three months ended September 30, 2023.
Other income. Other income consists primarily of the net proceeds received from the sale of or disposal of property and equipment, unrealized gains and losses and investment income related to short-term investments. Other income for the three months ended September 30, 2024 increased $0.2 million, or 29.5%, when compared to the three months ended September 30, 2023. The increase was primarily due to unrealized gains of $0.2 million for the three months ended September 30, 2024.
Provision for Income Taxes
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC ("SH1") and InnovAge Sacramento have elected to be taxed as partnerships, and no provision (benefit) for income taxes for SH1 or InnovAge Sacramento is included in the condensed consolidated financial statements. Further, the Company entered into a joint venture called InnovAge Florida PACE – Orlando on May 28, 2024 and its members elected to be taxed as a partnership. No provision (benefit) for income taxes for InnovAge Orlando is included in the condensed consolidated financial statements for activity occurring from joint venture formation date through the balance of the fiscal year.
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
During the three months ended September 30, 2024 and 2023, we reported an income tax expense of $0.4 million and $0.2 million, respectively. The increase of $0.2 million is primarily due to (i) our pretax book loss recognized during the three months ended September 30, 2024, as compared to pretax book loss recognized during the three months ended September 30, 2023, (ii) a discrete item to account for the impact of the decreasing Pennsylvania tax rate on our state deferred tax liabilities, and (iii) the change in our valuation allowance.
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
Net Loss
During the three months ended September 30, 2024 and 2023, we reported net loss of $5.7 million and $11.0 million, respectively, consisting of (i) operating loss of $4.9 million and $10.7 million, respectively, (ii) other expense of $0.4 million and zero, respectively, and (iii) a provision for income taxes of $0.4 million and $0.2 million, respectively, each as described above.
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

	Three months ended September 30,
	2024	2023
	dollars in thousands
Key Business Metrics:
Centers(a)	20	17
Census(a)(b)	7,210	6,580
Total Member Months(b)	21,380	19,540

Center-level Contribution Margin(c)	$34,541	$27,877
Center-level Contribution Margin as a % of revenue(c)	16.8%	15.3%

GAAP Measures:
Net loss	$(5,710)	$(10,962)
Net loss margin	(2.8)%	(6.0)%

Non-GAAP Measures:
Adjusted EBITDA(c)	$6,476	$1,306
Adjusted EBITDA Margin(c)	3.2%	0.7%
________________________
(a)The Company operated 20 PACE centers as of September 30, 2024. Includes InnovAge Sacramento and InnovAge Orlando, which the Company owns and controls through joint ventures and are consolidated in our financial statements.
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
Center-level Contribution Margin
The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expenses or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $34.5 million and $27.9 million for the three months ended September 30, 2024 and 2023, respectively. The increase in Center-level Contribution Margin for the three months ended September 30, 2024 was primarily due to a 12.4% increase in total revenue, offset by a 10.3% increase in external provider costs and cost of care, excluding depreciation and amortization, during the same period. For more information relating to Center-level Contribution Margin, see Note 14 “Segment Reporting” to our condensed consolidated financial statements. A reconciliation of Center-level Contribution Margin to loss before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(In thousands)	PACE	All other	Totals	PACE	All other	Totals
Capitation revenue	$204,800	$—	$204,800	$182,173	$—	$182,173
Other service revenue	96	246	342	86	226	312
Total revenues	204,896	246	205,142	182,259	226	182,485
External provider costs	107,214	—	107,214	99,358	—	99,358
Cost of care, excluding depreciation and amortization	63,234	153	63,387	55,097	153	55,250
Center-Level Contribution Margin	34,448	93	34,541	27,804	73	27,877
Overhead costs(a)	34,027	—	34,027	34,317	9	34,326
Depreciation and amortization	5,295	115	5,410	4,157	112	4,269
Interest expense, net	1,199	44	1,243	616	45	661
Other income	(833)	—	(833)	(643)	—	(643)
Loss Before Income Taxes	$(5,240)	$(66)	$(5,306)	$(10,643)	$(93)	$(10,736)
Loss Before Income Taxes as a % of revenue			(2.6)%			(5.9)%
Center- Level Contribution Margin as a % of revenue			16.8%			15.3%
_________________________________

(a)Overhead consists of the sales and marketing and corporate, general and administrative financial statement line items.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted for interest expense, net, other investment income, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, litigation costs and settlements, M&A diligence, transaction and integration, business optimization and EMR implementation. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the three months ended September 30, 2024 and 2023, net loss was $5.7 million and $11.0 million, respectively, representing a year-over-year decrease of (47.9)%. Adjusted EBITDA was $6.5 million and $1.3 million, for the three months ended September 30, 2024 and 2023, respectively, representing a year-over-year increase of 395.9%. For the three months ended September 30, 2024, net loss margin was 2.8%, as compared to net loss margin of 6.0% for the three months ended September 30, 2023. For the three months ended September 30, 2024, our Adjusted EBITDA margin was 3.2%, as compared to our Adjusted EBITDA margin for the three months ended September 30, 2023 of 0.7%. The increase in Adjusted EBITDA and Adjusted EBITDA margin is primarily from (i) increased capitation rates and (ii) lower corporate, general and administrative costs partially offset by, (i) increased center-level headcount and wage rates associated with a competitive labor market, and (ii) increased housing utilization and unit cost as mandated by the states.
Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net loss and net loss margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of revenue and expenses that do not relate to our ongoing business performance and certain noncash expenses, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net loss and net loss margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. The use of the term Adjusted EBITDA varies from others in our industry. Effective for the year ended June 30, 2024 and going forward, the Company revised its calculation of Adjusted EBITDA to no longer exclude de novo center development costs and to reflect the impact of other investment income. The presentation for the three months ended September 30, 2023 has been recast to conform to the current presentation.
A reconciliation of net loss to Adjusted EBITDA, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended September 30,
	2024	2023

Net loss	$(5,710)	$(10,962)
Interest expense, net	1,243	661
Other investment income(a)	(831)	(575)
Depreciation and amortization	5,410	4,269
Provision (benefit) for income tax	404	226
Stock-based compensation	2,161	1,823
Litigation costs and settlement(b)	3,059	1,707
M&A diligence, transaction and integration(c)	105	64
Business optimization(d)	635	2,159
EMR implementation(e)	—	1,934
Adjusted EBITDA	$6,476	$1,306
________________________
(a)Reflects investment income related to short-term investments included in our consolidated statement of operations. Effective for the year ended June 30, 2024 and going forward, the Company has revised the calculation for Adjusted EBITDA to reflect the impact of investment income. The presentation for the three months ended September 30, 2023 has been recast to reflect the impact of other investment income.

(b)Reflects charges/(credits) related to litigation by stockholders, litigation related to de novo center, and civil investigative demands. Refer to Note 9, "Commitments and Contingencies" to our condensed consolidated financial statements for more information regarding litigation by stockholders and civil investigative demands. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(c)Reflects charges related to M&A transaction and integrations. The presentation for the three months ended September 30, 2023 has been recast to no longer exclude de novo center development costs.
(d)Reflects charges related to business optimization initiatives. Such charges related to one-time investments in projects designed to enhance our technology and compliance systems and improve and support the efficiency and effectiveness of our operations. For the three months ended September 30, 2024, this includes (i) $0.4 million of costs associated with organizational restructure and (ii) $0.2 million related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the three months ended September 30, 2023, this includes (i) $1.8 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing capabilities, and strengthen our enterprise capabilities and (ii) $0.4 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(e)Reflects non-recurring expenses relating to the implementation of a new EMR vendor.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and from the sale of common stock in our IPO that occurred in March 2021. As of September 30, 2024, we had cash and cash equivalents of $39.0 million, a decrease of $17.9 million from June 30, 2024. The decrease in cash and cash equivalents was primarily due to timing of cash receipts for services provided and share repurchase activity. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined below) due 2026, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2028 and 2032, respectively, (iii) the operations of our business, (iv) income tax payments, which are generally due on a quarterly and annual basis, (v) capital additions, which include acquisitions and de novo centers, and (vi) share repurchases authorized under the Board approved program. We also plan to continue investing in resources and initiatives to provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis.
As of September 30, 2024, we had $65.0 million of long-term debt outstanding. As of September 30, 2024, we had future minimum operating lease payments under non-cancellable leases through the year 2037 of $38.4 million. We also had non-cancellable finance lease agreements with third parties through the year 2028 with future minimum payments of $19.5 million. For additional information, see Note 7, “Leases”, Note 8, “Long-Term Debt”, and Note 9, “Commitments and Contingencies” in our condensed consolidated financial statements.
We believe that our cash and cash equivalents and our cash flows from operations, available funds, and access to financing sources, including our Revolving Credit Facility (each discussed and defined below), will be sufficient to fund our operating and capital needs for the next 12 months and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, our ability to retain and grow the number of PACE participants, and the expansion of sales and marketing activities and other costs of operating the business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
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
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of September 30, 2024, the interest rate on the Term Loan Facility was 6.94%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of September 30, 2024, we had no borrowings outstanding, $5.2 million of letters of credit issued, and $94.8 million of remaining borrowing capacity under the Revolving Credit Facility. As of September 30, 2024, we also had $2.2 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments for the convertible term loan are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.
For more information about our debt, see Note 8 “Long-Term Debt” to our condensed consolidated financial statements.
Other than with respect to share repurchases, we currently intend to retain substantially all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and do not anticipate paying any cash dividends in the foreseeable future.
Condensed Consolidated Statements of Cash Flows
Our condensed consolidated statements of cash flows for the three months ended September 30, 2024 and 2023 are summarized as follows:

	Three months ended September 30,
	2024	2023	$ Change
in thousands
Net cash used in operating activities	$(7,516)	$(32,985)	$25,469
Net cash used in investing activities	(2,790)	(3,141)	351
Net cash used in financing activities	(7,622)	(2,726)	(4,896)
Net change in cash, cash equivalents and restricted cash	$(17,928)	$(38,852)	$20,924
Operating Activities. The change in net cash used in operating activities was primarily due to the net effect of (i) net loss of $5.7 million in the current year period compared to a net loss of $11.0 million in the prior year period, as described further above and (ii) a decrease in accounts receivable primarily attributable to the timing of receipt of payments for certain Medicaid receivables.
Investing Activities. Investing activities were made up of $2.2 million in purchases of property and equipment and $0.6 million for reinvested dividends of short-term investments, consisting primarily of managed income funds invested in investment grade short-term fixed and floating rate debt securities aimed at creating income while maintaining low volatility on principal. Our investment in managed income funds regularly pay dividends which are reinvested into the funds.
Financing activities. The increase in net cash used in financing activities was primarily due to stock repurchase activity.
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
For a description of our estimates regarding our critical accounting estimates, see “Critical Accounting Estimates” in the 2024 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Interest rate risk
As of September 30, 2024, we had total outstanding debt of $62.8 million in principal amount under the Term Loan Facility, $2.2 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility (each as defined in Note 8, “Long-Term Debt” to our condensed consolidated financial statements). As of June 30, 2024, we had total outstanding debt of $63.8 million in principal amount under the Term Loan Facility and $2.2 million under the convertible term loan. As of September 30, 2024, the interest rate on the Term Loan Facility was 6.94%. We are exposed to changes in interest rates as a result of our variable-rate borrowings under the 2021 Credit Agreement. Generally, the Company may designate specific borrowings under the 2021 Credit Agreement as either base rate borrowings or Secured Overnight Financing Rate (“SOFR”) borrowings. We amended our 2021 Credit Agreement during fiscal year 2024 to replace the London Interbank Offered Rate (“LIBOR”) reference rate with SOFR prior to the discontinuance of LIBOR. As of September 30, 2024, based on our secured net leverage ratio, the margins of our borrowings under the Term Loan Facility and Revolving Credit Facility (as defined in Note 8, “Long-Term Debt” to our condensed consolidated financial statements) were all SOFR borrowings.
We had cash and cash equivalents of $39.0 million and $56.9 million as of September 30, 2024 and June 30, 2024, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.
Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

We had short-term investments of $46.7 million and $45.8 million as of September 30, 2024 and June 30, 2024, respectively, which are primarily invested in managed income funds managed by major financial institutions. The funds mainly invest in investment grade, U.S. denominated short-term fixed and floating rate debt securities. Securities are subject to market risk and sensitive to changes in interest rates. While the instruments held by the funds are generally less sensitive to interest rate changes than instruments with longer maturities due to their short-term nature, the funds may face a heightened level of interest rate risk due to changes in monetary policy. During periods when interest rates are low or negative, the funds yields, and total returns may also be low, or the funds may be unable to maintain positive returns. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on these short-term investments.
Inflation risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our material pending legal proceedings, refer to Note 9 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 1.A Risk Factors
Information regarding our risk factors is disclosed in Item 1A of our 2024 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Stock repurchases during the three months ended September 30, 2024 were as follow:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
July 1 – 31, 2024	349,701	$5.84	349,701	$2,734,248
August 1 – 30, 2024	278,445	6.16	278,445	1,019,441
September 1 – 30, 2024	173,141	6.19	173,141	2,447,431
Total	801,287	6.03	801,287
___________________________________
(a)On June 10, 2024, the Company’s Board of Directors announced the approval of a share repurchase program authorizing the repurchase of up to $5.0 million of the Company’s common stock, with no expiration date. On September 26, 2024, the Board announced the authorization of an additional $2.5 million shares of the Company's common stock available for repurchase under the program. For further information regarding stock repurchase activity, see Note 16. "Share Repurchase Program" to our Condensed Consolidated Financial Statements located in Item I of Part I of this Quarterly Report on Form 10-Q.
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

10.1
Employment Agreement, dated October 31, 2024, by and between Total Community Options, Inc. and Michael Scarbrough (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.2
Class B Unit Award Agreement, effective November 4, 2024, by and between TCO Group Holdings, L.P. and Michael Scarbrough (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.3
Transition and Separation Agreement, dated as of October 31, 2024, by and between Total Community Options, Inc. and Christine Bent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.4
Amended Employment Agreement, dated as of October 31, 2024, by and between Total Community Options, Inc. and Patrick Blair (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on November 4, 2024).

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

INNOVAGE HOLDING CORP.

Date: November 5, 2024	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)