Form 10-Q
period 2025-03-31
InnovAge Holding Corp.
filed 2025-05-06
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 135,012,952 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2025
Cautionary Note on Forward-Looking Statements
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth opportunities or initiatives, strategies, the expected outcome or impact of pending or threatened litigation or the expected impact of government policies and the macroeconomic environment are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•the viability of our growth strategy, including our ability to attract new participants and retain existing participants in new and existing centers and our ability to obtain licenses to open de novo centers, including in Downey and Bakersfield, California;
•the impact on our business from ongoing macroeconomic related challenges, including labor shortages, labor competition, inflation, uncertainty surrounding the stability of economic conditions due to new and proposed tariffs and uncertainty in the global trade environment;
•the results of periodic inspections, reviews, audits and investigations under the federal and state government programs, and our ability to sufficiently cure any deficiencies identified by the respective federal and state government programs;
•the adverse impact of legal proceedings, enforcement actions and litigation, including the current civil investigative demands initiated by federal and state agencies, as well as the litigation and other proceedings initiated by, or on behalf, of our stockholders;
•the impact of state and federal efforts to reduce healthcare spending, including recent proposals to reduce the budget that funds Medicaid and Medicare;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2025	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$60,454	$56,946
Short-term investments	41,279	45,833
Restricted cash	12	14
Accounts receivable, net of allowance ($— – March 31, 2025 and $6,729 – June 30, 2024)	44,400	48,106
Prepaid expenses	26,714	18,919
Income tax receivable	3,324	3,324
Total current assets	176,183	173,142
Noncurrent Assets
Property and equipment, net	177,502	193,022
Operating lease assets	25,229	28,416
Investments	2,645	2,645
Deposits and other	9,001	5,949
Goodwill	142,046	139,949
Other intangible assets, net	4,042	4,538
Total noncurrent assets	360,465	374,519
Total assets	$536,648	$547,661
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$75,175	$55,459
Reported and estimated claims	61,682	55,404
Due to Medicaid and Medicare	17,321	15,197
Current portion of long-term debt	60,983	3,795
Current portion of finance lease obligations	5,397	4,599
Current portion of operating lease obligations	4,761	4,145
Total current liabilities	225,319	138,599
Noncurrent Liabilities
Deferred tax liability, net	7,969	7,460
Finance lease obligations	8,797	12,743
Operating lease obligations	23,685	26,275
Other noncurrent liabilities	1,408	1,298
Long-term debt, net of debt issuance costs	1,765	61,478
Total liabilities	268,943	247,853
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	22,100	22,200
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of March 31, 2025 and June 30, 2024; 136,416,941 issued and 135,078,305 outstanding as of March 31, 2025 and 136,152,858 issued and 136,116,299 outstanding as of June 30, 2024	136	136
Treasury stock at cost, 1,361,159 and 36,559 shares as of March 31, 2025 and June 30, 2024, respectively	(7,203)	(179)
Additional paid-in capital	342,870	337,615
Retained deficit	(97,839)	(68,311)
Total InnovAge Holding Corp.	237,964	269,261
Noncontrolling interests	7,641	8,347
Total stockholders’ equity	245,605	277,608
Total liabilities and stockholders’ equity	$536,648	$547,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except number of shares and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues
Capitation revenue	$217,819	$192,756	$631,293	$563,490
Other service revenue	323	315	989	964
Total revenues	218,142	193,071	632,282	564,454
Expenses
External provider costs	107,896	99,996	322,983	300,319
Cost of care, excluding depreciation and amortization	69,499	59,078	196,947	168,649
Sales and marketing	6,922	7,179	21,117	18,416
Corporate, general and administrative	38,597	27,549	94,235	81,746
Depreciation and amortization	5,386	5,062	16,116	13,621
Impairment of right-of-use asset and construction in progress	—	—	8,495	—
Total expenses	228,300	198,864	659,893	582,751
Operating Loss	(10,158)	(5,793)	(27,611)	(18,297)

Other Income (Expense)
Interest expense, net	(1,160)	(1,022)	(3,719)	(2,619)
Other income	257	525	1,489	2,043
Gain (loss) on equity method investment	—	(118)	16	(2,000)
Total other expense	(903)	(615)	(2,214)	(2,576)
Loss Before Income Taxes	(11,061)	(6,408)	(29,825)	(20,873)
Provision (Benefit) for Income Taxes	72	(224)	509	94
Net Loss	(11,133)	(6,184)	(30,334)	(20,967)
Less: net income (loss) attributable to noncontrolling interests	245	(297)	(806)	(1,329)
Net Loss Attributable to InnovAge Holding Corp.	$(11,378)	$(5,887)	$(29,528)	$(19,638)

Weighted-average number of common shares outstanding - basic	135,200,314	135,908,256	135,471,907	135,861,922
Weighted-average number of common shares outstanding - diluted	135,200,314	135,908,256	135,471,907	135,861,922

Net loss per share - basic	$(0.08)	$(0.04)	$(0.22)	$(0.14)
Net loss per share - diluted	$(0.08)	$(0.04)	$(0.22)	$(0.14)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2025
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, December 31, 2024	135,349,150	$136	$340,874	$(86,461)	1,046,233	$(6,092)	$7,885	$256,342	$21,611
Stock-based compensation	55,837	—	2,035	—	—	—	—	2,035	—
Tax withholding related to net share settlements of stock-based compensation awards	(11,756)	—	(39)	—	—	—	—	(39)	—
Shares repurchased at cost	(314,926)	—	—	—	314,926	(1,111)	—	(1,111)	—
Net income (loss)	—	—	—	(11,378)	—	—	(244)	(11,622)	489	(11,133)
Balances, March 31, 2025	135,078,305	$136	$342,870	$(97,839)	1,361,159	$(7,203)	$7,641	$245,605	$22,100

	For the Nine Months Ended March 31, 2025
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, June 30, 2024	136,116,299	$136	$337,615	$(68,311)	36,559	$(179)	$8,347	$277,608	$22,200
Stock-based compensation	426,800	—	6,069	—	—	—	—	6,069	—
Tax withholding related to net share settlements of stock-based compensation awards	(140,194)	—	(814)	—	—	—	—	(814)	—
Shares repurchased at cost	(1,324,600)	—	—	—	1,324,600	(7,024)	—	(7,024)	—
Net income (loss)	—	—	—	(29,528)	—	—	(706)	(30,234)	(100)	(30,334)
Balances, March 31, 2025	135,078,305	$136	$342,870	$(97,839)	1,361,159	$(7,203)	$7,641	$245,605	$22,100

	For the Three Months Ended March 31, 2024
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, December 31, 2023	135,893,070	$136	$335,062	$(49,695)	—	$—	$5,638	$291,141	$11,831
Stock-based compensation	86,234	—	1,551	—	—	—	—	1,551	—
Tax withholding related to net share settlements of stock-based compensation awards	(53,999)	—	(17)	—	—	—	—	(17)	—
Net loss	—	—	—	(5,887)	—	—	(54)	(5,941)	(243)	(6,184)
Balances, March 31, 2024	135,925,305	$136	$336,596	$(55,582)	—	$—	$5,584	$286,734	$11,588

	For the Nine Months Ended March 31, 2024
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, June 30, 2023	135,639,845	$136	$332,107	$(35,944)	—	$—	$5,793	$302,092	$12,708
Stock-based compensation	445,635	—	5,140	—	—	—	—	5,140	—
Tax withholding related to net share settlements of stock-based compensation awards	(160,175)	—	(651)	—	—	—	—	(651)	—
Net loss	—	—	—	(19,638)	—	—	(209)	(19,847)	(1,120)	(20,967)
Balances, March 31, 2024	135,925,305	$136	$336,596	$(55,582)	—	$—	$5,584	$286,734	$11,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(30,334)	$(20,967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss (gain) on disposal of assets	260	(14)
Provision for uncollectible accounts	524	5,252
Depreciation and amortization	16,116	13,621
Operating lease rentals	4,738	3,831
Impairment of right-of-use asset and construction in progress	8,495	—
Amortization of deferred financing costs	322	322
Stock-based compensation	6,069	5,140
Loss on minority equity interest investment	—	2,000
Deferred income taxes	509	(78)
Other, net	1,173	302
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	3,183	(16,802)
Prepaid expenses and other current assets	(6,275)	4,382
Income tax receivable	—	(3,068)
Deposits and other	(4,471)	(2,350)
Accounts payable and accrued expenses	20,062	(5,402)
Reported and estimated claims	6,278	6,171
Due to Medicaid and Medicare	2,125	2,270
Income taxes payable	—	(1,212)
Operating lease liabilities	(4,909)	(4,054)
Deferred revenue	—	(28,115)
Net cash provided by (used in) operating activities	23,865	(38,771)
Investing Activities
Purchases of property and equipment	(6,442)	(4,609)
Purchases of short-term investments	(1,610)	(1,782)
Proceeds from sale of short-term investments	6,300	3,000
Acquisition of business	(4,774)	(23,916)
Net cash used in investing activities	(6,526)	(27,307)
Financing Activities
Payments for finance lease obligations	(3,147)	(3,581)
Principal payments on long-term debt	(2,848)	(2,846)
Repurchase of equity securities	(7,024)	—
Taxes paid related to net settlements of stock-based compensation awards	(814)	(651)
Net cash used in financing activities	(13,833)	(7,078)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	3,506	(73,156)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	56,960	127,265
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$60,466	$54,109

Supplemental Cash Flows Information
Interest paid	$3,413	$2,894
Income taxes paid	$1	$4,452
Property and equipment included in accounts payable	$52	$432
Property and equipment purchased under finance leases	$—	$108

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
As of March 31, 2025, the Company served approximately 7,530 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
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
Note 2: Summary of Significant Accounting Policies
The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2024 (“2024 10-K”). There were no significant changes to those accounting policies during the nine months ended March 31, 2025.
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

Property and Equipment
Property and equipment were comprised of the following as of March 31, 2025 and June 30, 2024:

dollars in thousands	Estimated Useful Lives	March 31, 2025	June 30, 2024
Land	N/A	$11,970	$11,970
Buildings and leasehold improvements	10 - 40 years	156,628	156,064
Software	3 - 5 years	31,753	30,678
Equipment and vehicles	3 - 7 years	73,449	69,495
Construction in progress	N/A	6,033	12,234
		279,833	280,441
Less: accumulated depreciation and amortization		(102,331)	(87,419)
Total property and equipment, net		$177,502	$193,022
Depreciation of $5.2 million and $4.9 million was recorded during the three months ended March 31, 2025 and 2024, respectively. Depreciation of $15.6 million and $13.1 million was recorded during the nine months ended March 31, 2025 and 2024, respectively.
The Company recorded a $1.4 million impairment of operating lease right-of-use ("ROU") assets and a $7.1 million impairment of construction in progress during the nine months ended March 31, 2025, related to halting developments to a previously planned de novo center in Louisville, Kentucky that the Company is no longer pursuing. There were no impairments recorded during the three months ended March 31, 2025 and the three and nine months ended March 31, 2024.
Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, ASU 2023-07 requires that all existing annual segment disclosures be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. ASU 2023-07 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2023 and for interim periods in fiscal years beginning after December 15, 2024. The Company does not expect ASU 2023-07 to have a material impact on its consolidated financial statements, but the Company will require increased disclosure within the notes to our consolidated financial statements.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Additionally, ASU 2023-09 requires public companies to annually disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as the amount of income taxes paid by individual jurisdiction. For smaller reporting companies, such as the Company, ASU 2023-09 is effective for annual periods beginning after December 15, 2025. The Company continues to evaluate the impact of ASU 2023-09 on its condensed consolidated financial statements.
Disaggregation of Income Statement Expenses
In November 2024. the FASB issues ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that each interim and annual reporting period, an entity disclose more information about the components of certain expense captions that is currently disclosed in the financial statements. As revised by ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense

Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects this guidance will have on its consolidated financial statements.
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
Capitation Revenue and Accounts Receivable
Our capitation revenue relates to contracts with participants in which our performance obligation is to provide healthcare services to the participants. Revenues are recorded during the period our obligations to provide healthcare services are satisfied as noted below within each service type. The Company contracts directly with CMS and each state Medicaid agency on a per member, per month (“PMPM”) basis. We receive 100% of the pooled capitated payment to directly provide or manage the healthcare needs of our participants.
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
Our revenues are based on the estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in Deposits and other on our condensed consolidated balance sheets. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of March 31, 2025 and June 30, 2024, contract assets included within prepaid expenses and deposits and other were $3.9 million and $2.8 million, respectively.
The Company disaggregates capitation revenue from the following sources for the nine months ended:

	March 31,
	2025	2024
Medicaid	55%	55%
Medicare	45%	45%
Private pay and other	*%	*%
Total	100%	100%
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
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised 14% of capitation revenues for each of the three months ended March 31, 2025 and 2024. Medicare Part D comprised 14% and 13% of capitation revenues for the nine months ended March 31, 2025 and 2024, respectively.
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA and private pay sources. Our accounts receivable as of March 31, 2025 and June 30, 2024 were primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	March 31, 2025	June 30, 2024
Medicaid	78%	71%
Medicare	18%	22%
Private pay and other	4%	7%
Total	100%	100%
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
Other Service Revenue and Accounts Receivable
Other service revenue primarily consists of revenues derived from state food grants and rent revenues. Accounts receivable related to other service revenue were not significant as of both March 31, 2025 and June 30, 2024.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies.”
Note 4: Cost and Equity Method Investments
The Company held cost method investments of $2.6 million as of both March 31, 2025 and June 30, 2024.
Nonconsolidated Entities
Cost Method Investments
The Company maintains one investment that is accounted for using the cost method. The Company's ownership interest is less than 20% of the voting stock of the investment and the Company does not have the ability to exercise significant influence over the operating and financial policies of the investments. The investment does not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three and nine months ended March 31, 2025 and 2024, there were no observable price changes or impairment recorded.
Jetdoc
In August 2021, the Company acquired a minority interest equal to 806,481 shares of the outstanding common stock of Jetdoc, Inc. (“Jetdoc”), a telehealth and virtual urgent care app dedicated to effectively connecting users with medical professionals, for cash consideration of $2.0 million. During the three and nine months ended March 31, 2024, we determined that our investment in Jetdoc was impaired and recognized an impairment loss of $0.1 million and $2.0 million, respectively. As of March 31, 2025, the Company did not have any ownership interest in Jetdoc.
DispatchHealth
On June 14, 2019, the Company invested $1.5 million in DispatchHealth Holdings, Inc. ("DispatchHealth"), through the purchase of a portion of its outstanding Series B Preferred Stock. On April 2, 2020, the Company invested an additional $1.1 million through the purchase of a portion of its outstanding Series C Preferred Stock. As of March 31, 2025, the balance of the Company’s investment was $2.6 million, which represents the maximum exposure to loss. The investment does not have a readily determinable fair value and the Company has elected to record the investment at cost, less impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three and nine months ended March 31, 2025 and 2024, there were no observable price changes or impairments.
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
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As of March 31, 2025, none of the conditions specified in the JV Agreement had been met. Accordingly, these put rights held by the noncontrolling interests of the joint venture are required to be presented as temporary equity and are recorded as redeemable noncontrolling interests on our condensed consolidated balance sheets. As of March 31, 2025 and June 30, 2024, the Company's redeemable noncontrolling interest was recorded at fair value of $22.1 million and $22.2 million, respectively.
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

The following table shows the Company’s cash, cash equivalents and marketable securities by significant investment category as of March 31, 2025 and June 30, 2024:

	March 31, 2025
in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short- term Investments
Cash	$47,279	$47,279	$47,279	$—
Level 1
Money market funds	13,175	13,175	13,175	—
Mutual funds	40,871	41,279	—	41,279
Total	$101,325	$101,733	$60,454	$41,279

	June 30, 2024
in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short- term Investments
Cash	$25,793	$25,793	$25,793	$—
Level 1
Money market funds	31,153	31,153	31,153	—
Mutual funds	45,556	45,833	—	45,833
Total	$102,502	$102,779	$56,946	$45,833
Recurring Measurements
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, Level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of March 31, 2025 and June 30, 2024, the Company’s redeemable noncontrolling interest was recorded at fair value of $22.1 million and $22.2 million, respectively.
There were no transfers in and out of Level 3 during the nine months ended March 31, 2025 and 2024. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.
Note 6: Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. The Company had goodwill of $142.0 million and $139.9 million as of March 31, 2025 and June 30, 2024, respectively. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairment recorded during the nine months ended March 31, 2025 and 2024.

Intangible assets consisted of the following as of:

in thousands	March 31, 2025	June 30, 2024
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(4,558)	(4,062)
Balance as of end of period	$4,042	$4,538
Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million for each of the three month periods ended March 31, 2025 and 2024. The Company recorded amortization expense of $0.5 million for each of the nine month periods ended March 31, 2025 and 2024.
We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the nine months ended March 31, 2025 and 2024.
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
The following table presents the components of our ROU assets and their classification in our Balance Sheet as of:

Component of Lease Balances	Balance Sheet Line Items	March 31, 2025	June 30, 2024
in thousands
Assets:
Operating lease assets	Operating lease assets	$25,229	$28,416
Finance lease assets	Property and equipment, net	13,350	15,908
Total leased assets		$38,579	$44,324

The Company recorded a $1.4 million impairment of operating lease ROU assets and during the nine months ended March 31, 2025. See Note 2, "Summary of Significant Accounting Policies".
The following table presents the components of our lease cost and the classification of such costs in our condensed consolidated statements of operations for the nine months ended March 31:

		Nine Months Ended March 31,
Component of Lease Cost	Statements of Operations Line Items	2025	2024
in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$1,566	$3,880
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	3,961	3,458
Interest on lease liabilities	Interest expense, net	—	—
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	4	70
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	146	136
Total lease expense		$5,677	$7,544
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of March 31:

Weighted average remaining lease term:	March 31, 2025	March 31, 2024
Operating leases	7.0 years	7.9 years
Finance leases	3.2 years	3.3 years

Weighted average discount rate:	March 31, 2025	March 31, 2024
Operating leases	6.90%	6.86%
Finance leases	7.69%	7.94%
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to March 31, 2025:

in thousands	Operating Lease	Finance Lease	Total
Amount remaining in 2025	$6,315	$6,892	$13,207
2026	6,260	6,020	12,280
2027	5,874	5,040	10,914
2028	4,967	2,926	7,893
2029	4,111	897	5,008
Thereafter	11,651	198	11,849
Total lease payments	39,178	21,973	61,151
Less liability accretion / imputed interest	(10,732)	(7,779)	(18,511)
Total lease liabilities	28,446	14,194	42,640
Less: Current lease liabilities	4,761	5,397	10,158
Total long-term lease liabilities	$23,685	$8,797	$32,482

Note 8. Long-Term Debt
Long-term debt consisted of the following at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
	in thousands
Senior secured borrowings:
Term Loan Facility	$60,938	$63,750
Convertible term loan	2,203	2,239
Total debt	63,141	65,989
Less: unamortized debt issuance costs	393	716
Less: current maturities	60,983	3,795
Noncurrent maturities	$1,765	$61,478
2021 Credit Agreement
On March 8, 2021, the Company entered into a credit agreement (as amended, the “2021 Credit Agreement”) that replaced its prior credit agreement. The 2021 Credit Agreement consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity, each with a maturity date of March 8, 2026. Borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under our letters of credit, which as of March 31, 2025 was $5.2 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the 2021 Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of March 31, 2025, the interest rate on the Term Loan Facility was 6.14%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of March 31, 2025, we had no borrowings outstanding, $5.2 million of letters of credit issued, and $94.8 million of remaining capacity under the Revolving Credit Facility.
The 2021 Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The 2021 Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of March 31, 2025, the Company was in compliance with the covenants of the 2021 Credit Agreement.
The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.1 million for each of the three months ended March 31, 2025 and 2024. Total amortization of deferred financing costs was $0.3 million for each of the nine months ended March 31, 2025 and 2024.
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
Civil Investigative Demands
In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requested information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. The Company continues to fully cooperate with the Attorney General. The Company is currently unable to predict the outcome of this investigation.
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
In October 2024, the Company received a civil investigative demand from the DOJ under the Federal False Claims Act on a similar subject matter. The demand requests information and documents regarding the Company's relationship as a PACE provider with residential care facilities in California, Colorado, Virginia and New Mexico, related housing costs, and enrollment practices. The Company is fully cooperating with the DOJ and producing the requested information and documentation. The Company is currently unable to predict the outcome of this investigation.
Stockholder Lawsuits

On October 14, 2021, the Company was named as a defendant in a putative class action complaint filed in the District Court for the District of Colorado on behalf of individuals who purchased or acquired shares of the Company’s common stock during a specified period (the “Securities Action”). Through the complaint, plaintiffs asserted claims against the Company, certain of the Company’s officers and directors, Apax Partners, L.P., Welsh, Carson, Anderson & Stowe and the underwriters in the Company’s IPO, alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for making allegedly inaccurate and misleading statements and omissions in connection with the Company’s IPO and subsequent earnings calls and public filings, and seeking compensatory damages, among other things.

The Company and the other defendants have entered into a binding term sheet with the plaintiffs agreeing to settle all claims in exchange for a payment by the Company of $27.0 million, subject to entering into final settlement documents and approval by the District Court. After adjusting for the settlement amounts to be paid directly by the Company's insurers, the Company has recorded $10.7 million within accounts payable and accrued expenses representing its anticipated share of the settlement amount in the third quarter of fiscal 2025. Until final settlement documents are signed by all the parties and the District Court grants final approval of the settlement, which is expected no earlier than the first quarter of fiscal 2026, there can be no assurances that the settlement will be completed on the terms disclosed herein or at all.

On April 20, 2022, the Board of Directors of the Company received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, Brian Hall, in connection with the stockholder’s investigation of, among other matters, potential breaches of fiduciary duty, mismanagement, self-dealing, corporate waste or other violations of law by the Company’s Board with respect to these matters. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On June 28, 2023, upon stipulation of the parties, the court entered an order staying the litigation pending the resolution of the motion to dismiss in the Securities Action or upon fifteen days’ notice by any party to the litigation. On January 22, 2024, upon stipulation of the parties, the court entered an order further staying the litigation pending the close of fact discovery in the Securities Action or upon order of the Court granting a motion to lift the stay. We are currently unable to predict the outcome of this matter.
The results of legal proceedings and claims are inherently unpredictable and uncertain. The outcomes of legal proceedings and claims could be material to the Company’s operating results for any particular period, depending in part, upon the operating results of such period. Regardless of the outcome, litigation has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.
Note 10: Stock-based Compensation
A summary of our aggregate stock-based compensation expense is set forth below. Stock-based compensation expense is included in corporate, general and administrative expenses on our condensed consolidated statements of operations.

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
	in thousands		in thousands

Stock options	$175	$171	$541	$610
Profits interests units	167	191	499	820
Restricted stock units	1,693	1,189	5,029	3,710
Total stock-based compensation expense	$2,035	$1,551	$6,069	$5,140
2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the "2020 Equity Incentive Plan") pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, advisers, and other services providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. Both performance-based and time-based units have been issued under the plan. As of March 31, 2025, a total of 15,872,837 profits interests units had been granted under the 2020 Equity Incentive Plan.
The Company used the Monte Carlo option model to determine the fair value of the granted profits interests units at the time of the grant. Expected stock price volatility is based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. A total of 2,213,700 Class B Units were awarded during the nine months ended March 31, 2024 to the Company's Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer. A total of 650,000 Class B Units were awarded during the nine months ended March 31, 2025 to the Company's President and Chief Operating Officer. The assumptions under the Monte Carlo model related to profit interests units, presented on a weighted-average basis, are provided below:

Nine Months Ended March 31,
2025
Expected volatility	63.0%
Expected life (years) - time vesting units	1.8
Interest rate	4.18%
Dividend yield	—
Weighted-average fair value	$1.43
Fair value of underlying stock	$5.67
A summary of profits interests activity for the nine months ended March 31, 2025 is as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2024	1,287,113	$5.52
Granted	325,000	$5.67
Forfeited	—	$—
Vested	(433,917)	$1.30
Outstanding balance, March 31, 2025	1,178,196	$7.12

Performance-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2024	1,371,671	$1.55
Granted	325,000	$0.99
Forfeited	—	$—
Vested	—	$—
Outstanding balance, March 31, 2025	1,696,671	$1.44
The total unrecognized compensation cost related to profits interests units outstanding as of March 31, 2025 was $4.2 million, comprised (i) $1.7 million related to time-based unit awards expected to be recognized over a weighted-average period of 2.9 years and (ii) $2.5 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
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

Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the nine months ended March 31, 2025 is as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2024	2,864,319	$8.15
Granted	159,869	$5.67
Forfeited	(212,428)	$6.15
Vested	(423,329)	$5.76
Outstanding balance, March 31, 2025	2,388,431	$8.58
The total unrecognized compensation cost related to time based restricted stock units outstanding as of March 31, 2025 was $6.0 million and is expected to be recognized over a weighted-average period of 1.4 years.
A summary of performance based vesting restricted stock units activity for the nine months ended March 31, 2025 is as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2024	258,767	$5.18
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, March 31, 2025	258,767	$5.18
The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of March 31, 2025 was $0.2 million and is expected to be recognized over a weighted-average period of 1.3 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the nine months ended March 31, 2025 is as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2024	554,499	$1.77
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, March 31, 2025	554,499	$1.77

Exercisable balance, March 31, 2025	450,528	$0.16

The total unrecognized compensation costs related to time-based vesting stock options outstanding as of March 31, 2025 was $0.02 million and is expected to be recognized over a weighted-average period of 0.2 years.
A summary of performance-based vesting stock option activity for the nine months ended March 31, 2025 is as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2024	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, March 31, 2025	776,299	$3.08
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of March 31, 2025 was $0.3 million and is expected to be recognized over a weighted-average period of 1.3 years.
Note 11: Acquisitions
Concerto
On December 1, 2023, the Company acquired all of the issued and outstanding membership interests of two California-based PACE programs, ConcertoCare PACE of Bakersfield, LLC and ConcertoHealth PACE of Los Angeles, LLC (collectively "Concerto"), from Perfect Health, Inc. d/b/a ConcertoCare, a tech-enabled, value-based provider of at-home, comprehensive care for seniors and other adults with unmet health and social needs, for $23.9 million. We believe the Concerto acquisition complements our California PACE centers. The acquisition was funded through cash on hand. Results of operations from the acquired centers are included in our condensed consolidated statements of operations for the three and nine months ended March 31, 2025 and were not significant to our results. Costs related to the acquisition during the nine months ended March 31, 2025 were insignificant. Acquisition related costs were expensed as incurred and have been recorded in corporate, general and administrative expenses in our condensed consolidated statements of operations.
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

The following table presents the finalized allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, measurement period adjustments and the allocation as of March 31, 2025:

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
Since the preliminary allocation in December 2023, we recognized a measurement period adjustment for lease incentives related to tenant improvements. The adjustment resulted in an increase of $0.7 million to prepaid expenses and $0.9 million to operating lease assets, a decrease of $0.1 million to accounts receivable and $0.1 million to accounts payable and accrued expenses, and a corresponding decrease of $1.6 million to goodwill. The Company does not expect any additional adjustments as the allocation has been finalized.
TRHC
On January 2, 2025, the Company completed the acquisition of certain pharmacy assets from Tabula Rasa Healthcare Group, Inc. ("TRHC"), a leading pharmacy care management company, for a total purchase price of $4.8 million. The acquisition was funded through cash on hand.
The TRHC acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and the estimated future economic benefits arising from expected growth opportunities for the Company and is not deductible for income tax purposes.

The following table represents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, measurement period adjustments and the allocation as of March 31, 2025:

	Preliminary allocation	Measurement period adjustments	Adjusted allocation
	in thousands
Cash Consideration	$4,774	$—	$4,774
Total Consideration	$4,774	$—	$4,774

Prepaid expenses	$1,503	$—	$1,503
Property and equipment, net	1,158	—	1,158
Operating lease assets	1,053	—	1,053
Goodwill	2,097	—	2,097
Deposits and other	16	—	16
Current portion of operating lease obligation	(115)	—	(115)
Noncurrent portion of operating lease obligation	(938)	—	(938)
Fair value of assets and liabilities	$4,774	$—	$4,774
We have not recognized any measurement period adjustments as of March 31, 2025.
Note 12: Income Taxes
The Company recorded an income tax expense (benefit) of $0.1 million and $(0.2) million for the three months ended March 31, 2025 and 2024, respectively. The Company recorded an income tax expense of $0.5 million and $0.1 million for the nine months ended March 31, 2025 and March 31, 2024, respectively. This represents an effective tax rate of (0.7)% and 3.5% for the three months ended March 31, 2025 and 2024, respectively, and an effective tax rate of (1.7)% and (0.5)% for the nine months ended March 31, 2025 and March 31, 2024, respectively.
The effective rate for the nine months ended March 31, 2025 was different from the federal statutory rate primarily due to the Company’s book loss offset partially by disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m), disallowed stock options related to the profit interest units, exclusion of losses from entities not subject to tax, lobbying expenses, a change to the Pennsylvania tax rate, and the increase in the Company's valuation allowance against net operating losses which occurred during the nine-month period ended March 31, 2025.
The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the nine-month period ended March 31, 2025, the Company determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company also determined it is not "more likely than not" that the deferred tax assets associated with certain federal net operating losses will be realized and as such has included a valuation allowance against these federal deferred tax assets. The Company has provided $24.8 million at March 31, 2025 and $15.9 million at June 30, 2024, as a valuation allowance against its deferred tax assets for federal and state net operating losses and state 163(j) interest expense limitations where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.

Note 13: Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and other equity awards, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted EPS. When net income from continuing operations exists, performance-based units are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three and nine months ended March 31, 2024, 116,222 and 137,627 of potentially dilutive securities were excluded from the weighted-average shares used to calculate the diluted net loss per common share, respectively, as they would have an anti-dilutive effect. For the three and nine months ended March 31, 2025, 222,469 and 389,531 of potentially dilutive securities were excluded from the weighted average shares used to calculate the diluted net loss per common share, respectively, as they would have an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,		Nine months ended March 31,
in thousands, except share values	2025	2024	2025	2024
Net loss attributable to InnovAge Holding Corp.	$(11,378)	$(5,887)	$(29,528)	$(19,638)
Weighted average common shares outstanding (basic)	135,200,314	135,908,256	135,471,907	135,861,922
EPS (basic)	$(0.08)	$(0.04)	$(0.22)	$(0.14)

Dilutive shares	—	—	—	—
Weighted average common shares outstanding (diluted)	135,200,314	135,908,256	135,471,907	135,861,922
EPS (diluted)	$(0.08)	$(0.04)	$(0.22)	$(0.14)
Note 14: Segment Reporting
The Company applies the effective provisions of ASC Topic 280, "Segment Reporting," which establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about operations, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the Company’s chief executive officer, who is the chief operating decision maker (“CODM”), and for which discrete financial information is available. The Company has determined that it has three operating segments, two of which are related to the Company’s PACE offering. The PACE-related operating segments are based on two geographic divisions, which are East and West. Due to the similar economic characteristics, nature of services, and customers, we have aggregated our East and West operating segments into one reportable segment for PACE. The Company’s remaining operating segment primarily relates to Senior Housing, which is an immaterial operating segment, and shown below as "All other" along with certain corporate unallocated expenses.
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

The following table summarizes the operating results regularly provided to the CODM by segment for the three months ended March 31, 2025 and 2024:

	March 31, 2025			March 31, 2024
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$217,819	$—	$217,819	$192,756	$—	$192,756
Other service revenue	79	244	323	78	237	315
Total revenues	217,898	244	218,142	192,834	237	193,071
External provider costs	107,896	—	107,896	99,996	—	99,996
Cost of care, excluding depreciation and amortization	69,372	127	69,499	58,959	119	59,078
Center-Level Contribution Margin	40,630	117	40,747	33,879	118	33,997
Overhead costs(b)	45,519	—	45,519	34,727	1	34,728
Depreciation and amortization	5,279	107	5,386	4,929	133	5,062
Impairment of right-of-use asset and construction in progress	—	—	—	—	—	—
Interest expense, net	(1,117)	(43)	(1,160)	(978)	(44)	(1,022)
Other income	257	—	257	525	—	525
Gain (loss) on equity method investment	—	—	—	(118)	—	(118)
Loss Before Income Taxes	$(11,028)	$(33)	$(11,061)	$(6,348)	$(60)	$(6,408)

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the nine months ended March 31, 2025 and 2024:

	March 31, 2025			March 31, 2024
in thousands	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$631,293	$—	$631,293	$563,490	$—	$563,490
Other service revenue	252	737	989	232	732	964
Total revenues	631,545	737	632,282	563,722	732	564,454
External provider costs	322,983	—	322,983	300,319	—	300,319
Cost of care, excluding depreciation and amortization	196,522	425	196,947	168,227	422	168,649
Center-Level Contribution Margin	112,040	312	112,352	95,176	310	95,486
Overhead costs(b)	115,352	—	115,352	100,152	10	100,162
Depreciation and amortization	15,779	337	16,116	13,264	357	13,621
Impairment of right-of-use asset and construction in progress	8,495	—	8,495	—	—	—
Interest expense, net	(3,588)	(131)	(3,719)	(2,484)	(135)	(2,619)
Other income	1,489	—	1,489	2,043	—	2,043
Gain (loss) on equity method investment	16	—	16	(2,000)	—	(2,000)
Loss Before Income Taxes	$(29,669)	$(156)	$(29,825)	$(20,681)	$(192)	$(20,873)
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

Note 16: Share Repurchase Program

On June 10, 2024, the Company announced the Board's authorization of a share repurchase program of up to $5.0 million of the Company's common stock. On September 26, 2024, the Company announced the Board's authorization to increase the share repurchase program by an additional $2.5 million of the Company's common stock. During the three months ended March 31, 2025, the Company repurchased 314,926 shares of its common stock for approximately $1.1 million, all of which were placed in Treasury. During the nine months ended March 31, 2025, the Company repurchased 1,324,600 shares of its common stock for approximately $7.0 million, all of which were placed in Treasury.
Note 17: Subsequent Events

The Company has evaluated subsequent events through May 6, 2025, the date on which the condensed consolidated financial statements were issued and noted there were none.

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
Overview
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of March 31, 2025, the Company served approximately 7,530 PACE participants, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania, and Virginia.

Trends and Uncertainties Affecting the Company
Increased cost of care. In fiscal year 2025, we have experienced increased cost of care per participant and expect to continue to do so for the remainder of the fiscal year, partially as a result of increased salaries, wages and benefits. We currently also anticipate increased cost of care from our third-party service providers in an effort to offset their heightened expenses resulting from tariff increases and trade disputes. We believe that our clinical value initiatives and operational value initiatives, which continue to be developed, may assist us in offsetting the increasing cost of care.
Census and capitation revenue. We experienced, and continue to experience, delays and increased gaps in eligibility both for new enrollments and Medicaid redetermination applications during fiscal years 2024 and 2025 due to processing delays and other enrollment and redetermination procedures that vary by State and county. Specifically, in the State of California, processing delays have resulted in lower estimated per member, per month ("PMPM") amounts which triggered a negative adjustment for prior PMPM estimates and is also expected to reduce the reimbursements we receive from the State. As a result, during the third quarter of fiscal 2025, we increased the proportion of new enrollments submitted prior to the first enrollment deadline each month to minimize enrollment processing efforts by the State of California. We expect to continue these mitigating measures during the remainder of fiscal year 2025, as well as broadly utilizing State approved third-party eligibility partners to expedite applications and escalate delayed cases to State administrators. During fiscal year 2024 and the first three quarters of fiscal year 2025, these delays and eligibility gaps have not had a material effect on the Company's financial statements or operations. We will continue to assess the situation as it evolves.
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
Additionally, as a result of the adoption of California Senate Bill No. 525 ("SB 525"), which raised minimum wage for many California healthcare workers and impacted many of our contractors and other third-party providers, combined with other macroeconomic factors, our California centers have received provider requests to increase rates to cover their increased labor costs. As a result of competition generated by SB 525 and other California market conditions, we have received rate increases from third party vendors, including home health and care partner services, increasing our cost of care in California. We also increased our wages for impacted healthcare workers and other comparable market positions in the California market. These increases did not have a material impact on our cost of care or labor costs, financial statements or operations for fiscal year 2024 or the three and nine months ended March 31, 2025. We will continue to evaluate the impact of this and other similar future legislation on our business.
Macroeconomic Trends. Recent U.S. tariff announcements, retaliatory measures by other countries, and significant uncertainty surrounding trade tensions may result in higher prices for medical and other supplies and lead to supply chain disruptions and additional costs. The degree to which tariffs affect the global supply chain and our business will depend on their timing, duration and magnitude, which may be changed at any time and with little or no prior notice. For additional information on the various risks posed by macroeconomic events, regulation, and employee matters, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2024 10-K.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.46 based on InnovAge data as of March 31, 2025; and (ii) we have Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. We continue to strengthen our expanding payer capabilities so that our revenue more accurately reflects the acuity of the populations we serve.
•Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including sanctions issued by regulators or suspensions of State attestations required to open new de novo centers.
•Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. Our average participant tenure was 3.1 years as of March 31, 2025, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 6.9% annually over the last three fiscal years.
•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. The risk pool of our population is highly acute. Together with the factors disclosed above (increased salaries, wages and benefits,annual increases in assisted living and nursing facility unit cost and general medical inflation) our external provider costs and cost of care, excluding depreciation and amortization, represented approximately 82% of our revenue in the nine months ended March 31, 2025.
•Center-level Contribution Margin. The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. As we serve more participants in existing centers, we expect to leverage our fixed cost base at those centers and increase the value of a center to our business over time.
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
•Execute tuck-in acquisitions and partnerships. Since fiscal year 2019, we have acquired and integrated four PACE organizations for a total of eight operational centers (excluding the PACE center in Bakersfield, California, which is not yet operational). These acquisitions represent expansion of our InnovAge Platform into one new state and five new markets. By bringing acquired organizations under the InnovAge Platform, we hope to further realize revenue growth and improve operational efficiency and care delivery post-integration. We also have pursued and intend to continue pursuing additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies, such as the joint venture we entered into with respect to our Orlando PACE center with Orlando Health during the fourth quarter of fiscal year 2024. On January 2, 2025, with the goal of supporting our growth and improving pharmacy cost-management, we completed the acquisition of certain pharmacy assets from Tabula Rasa HealthCare Group, Inc. (“TRHC”), a leading pharmacy care management company, for a total purchase price of $4.8 million. Pursuant to a Management Services Agreement, TRHC provides management services to our acquired pharmacy business with an initial term of five years.
•Our ability to maintain high quality of regulatory compliance. The Company's priority is to continue to maintain high quality of regulatory compliance in all its centers.
•Contracting with government payors. Our economic model relies on our capitated arrangements with government payors, namely Medicare and Medicaid. We view the government not only as a payor but also as a key partner in our efforts to expand into new geographies and access more participants in our existing markets. Any reduction in the budgetary appropriation for our services from government payors, whether as a result of fiscal constraints due to recession or changes in policy could result in a reduction in our capitated fee payment. As a result, maintaining, supporting and growing these relationships in existing markets as well as new geographies, is critical to our long-term success.
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
Results of Operations
The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
in thousands	2025	2024	2025	2024
Revenues
Capitation revenue	$217,819	$192,756	$631,293	$563,490
Other service revenue	323	315	989	964
Total revenues	218,142	193,071	632,282	564,454
Expenses
External provider costs	107,896	99,996	322,983	300,319
Cost of care, excluding depreciation and amortization	69,499	59,078	196,947	168,649
Sales and marketing	6,922	7,179	21,117	18,416
Corporate, general and administrative	38,597	27,549	94,235	81,746
Depreciation and amortization	5,386	5,062	16,116	13,621
Impairment of right-of-use asset and construction in progress	—	—	8,495	—
Total expenses	228,300	198,864	659,893	582,751
Operating Loss	(10,158)	(5,793)	(27,611)	(18,297)

Other Income (Expense)
Interest expense, net	(1,160)	(1,022)	(3,719)	(2,619)
Other income	257	525	1,489	2,043
Gain (loss) on equity method investment	—	(118)	16	(2,000)
Total other expense	(903)	(615)	(2,214)	(2,576)
Loss Before Income Taxes	(11,061)	(6,408)	(29,825)	(20,873)
Provision (Benefit) for Income Taxes	72	(224)	509	94
Net Loss	(11,133)	(6,184)	(30,334)	(20,967)
Less: net income (loss) attributable to noncontrolling interests	245	(297)	(806)	(1,329)
Net Loss Attributable to InnovAge Holding Corp.	$(11,378)	$(5,887)	$(29,528)	$(19,638)

Revenues

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
in thousands
Capitation revenue	$217,819	$192,756	$25,063	13.0%	$631,293	$563,490	$67,803	12.0%
Other service revenue	323	315	8	2.5%	989	964	25	2.6%
Total revenues	$218,142	$193,071	$25,071	13.0%	$632,282	$564,454	$67,828	12.0%
Capitation revenue. Capitation revenue was $217.8 million for the three months ended March 31, 2025, an increase of $25.1 million, or 13.0%, compared to $192.8 million for the three months ended March 31, 2024. This increase was driven by a $4.4 million, or 2.1%, increase in capitation rates coupled with $20.7 million, or 10.7%, increase in member months for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in capitation rates for the three months ended March 31, 2025 was primarily driven by (i) a 8.8% annual increase in Medicaid capitation rates as determined by the States partially offset by revenue reserve and (ii) a 3.7% increase in Medicare capitation rates partially offset by risk score true up accrual timing compared to the prior year. The increase in member months was primarily due to growth in our California and Colorado centers and to a lesser extent due to the addition of de novo centers in Florida and the Concerto acquisition.
Capitation revenue was $631.3 million for the nine months ended March 31, 2025, an increase of $67.8 million, or 12.0%, compared to $563.5 million for the nine months ended March 31, 2024. This increase was driven by a $10.6 million, or 1.7%, increase in capitation rates coupled with a $57.2 million, or 10.2%, increase in member months for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024. The increase in capitation rates includes a 6.6% increase in Medicaid rates partially offset by revenue reserve and a 2.6% increase in Medicare rates partially offset by an out of cycle risk score true up payment received in the prior year. The increase in member months was primarily due to growth in our California and Colorado centers and to a lesser extent due to the addition of de novo centers in Florida and the Concerto acquisition.
Operating Expenses

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
in thousands
External provider costs	$107,896	$99,996	$7,900	7.9%	$322,983	$300,319	$22,664	7.5%
Cost of care (excluding depreciation and amortization)	69,499	59,078	10,421	17.6%	196,947	168,649	28,298	16.8%
Sales and marketing	6,922	7,179	(257)	(3.6)%	21,117	18,416	2,701	14.7%
Corporate, general, and administrative	38,597	27,549	11,048	40.1%	94,235	81,746	12,489	15.3%
Depreciation and amortization	5,386	5,062	324	6.4%	16,116	13,621	2,495	18.3%
Impairment of right-of-use asset and construction in progress	—	—	—	—%	8,495	—	8,495	100.0%
Total operating expenses	$228,300	$198,864	$29,436		$659,893	$582,751	$77,142
External provider costs. External provider costs were $107.9 million for the three months ended March 31, 2025, an increase of $7.9 million, or 7.9%, compared to $100.0 million for the three months ended March 31, 2024. The increase was driven by an increase of $10.7 million, or 10.7%, in member months partially offset by a decrease of $2.8 million, or 2.5% in cost per participant for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in cost per participant for the three months ended March 31, 2025 was primarily driven by a decrease in assisted living, permanent nursing facility, and short stay skilled nursing facility utilization, a decrease in external hospice care associated with the transition of this function to internal clinical resources, and a decrease in pharmacy expense associated with higher rebates and the transition to in-house pharmacy services. The decrease in cost per participant was partially offset by an increase in inpatient unit cost, and an annual increase in assisted living and permanent nursing facility unit cost.

External provider costs were $323.0 million for the nine months ended March 31, 2025, an increase of $22.7 million, or 7.5%, compared to $300.3 million for the nine months ended March 31, 2024. This increase was driven by an increase of $30.5 million, or 10.2%, in member months partially offset by a decrease of $7.8 million, or 2.4%, in cost per participant for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024. The decrease in cost per participant was primarily driven by a decrease in inpatient, assisted living, permanent nursing facility and short stay skilled nursing facility utilization, a decrease in external hospice care associated with the transition of this function to internal clinical resources, and a decrease in pharmacy expense associated with higher rebates and the transition to in-house pharmacy services. The decrease in cost per participant was partially offset by an increase in inpatient unit cost, and an annual increase in assisted living and permanent nursing facility unit cost.
Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $69.5 million for the three months ended March 31, 2025, an increase of $10.4 million, or 17.6%, compared to $59.1 million for the three months ended March 31, 2024, due to an increase of $4.1 million, or 6.3%, in cost per participant coupled with an increase of $6.3 million, or 10.7%, in member months. The increase in cost per participant and the increase in member months for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by (i) a $6.3 million increase in salaries, wages and benefits associated with increased headcount and higher wage rates, (ii) $0.9 million in contract provider expense in California associated with growth, (iii) $2.1 million in third party fees and shipping costs associated with in-house pharmacy services, and (iv) $1.0 million in fleet costs including contract transportation.
Cost of care (excluding depreciation and amortization) expense was $196.9 million for the nine months ended March 31, 2025, an increase of $28.3 million, or 16.8%, compared to $168.6 million for the nine months ended March 31, 2024, due to an increase of $11.2 million, or 6.0%, in cost per participant coupled with an increase of $17.1 million, or 10.2%, in member months. The increase in cost per participant and the increase in member months for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024 was primarily driven by (i) a $18.6 million increase in salaries, wages, and benefits associated with increased headcount and higher wage rates, (ii) $1.5 million in increased software license fees, (iii) $1.9 million in de novo occupancy and administrative expense associated with opening centers in Florida and the Concerto acquisition, (iv) $2.4 million in contract provider expense in California associated with growth, (v) $2.1 million in third party fees and shipping costs associated with in-house pharmacy services, (vi) $0.5 million in contract provider recruiting expense, and (vii) $0.8 million in supplies and other administrative expense.
Sales and marketing. Sales and marketing expenses were $6.9 million for the three months ended March 31, 2025, a decrease of $0.3 million, or 3.6%, compared to $7.2 million for the three months ended March 31, 2024, primarily due to lower marketing expense partially offset by increased headcount to support growth.
Sales and marketing expenses were $21.1 million for the nine months ended March 31, 2025, an increase of $2.7 million, or 14.7%, compared to $18.4 million for the nine months ended March 31, 2024 primarily due to increased headcount and marketing spend to support growth.
Corporate, general and administrative. Corporate, general and administrative expenses were $38.6 million for the three months ended March 31, 2025, an increase of $11.0 million, or 40.1%, compared to $27.5 million for the three months ended March 31, 2024. This increase for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to (i) accrual of $10.7 million for the anticipated settlement of the stockholder lawsuit (ii) $1.9 million increase in employee compensation and benefits as the result of an increase in headcount and wage rates to support compliance and bolster organizational capabilities and (iii) $0.5 million in fees associated with claims payment integrity audits. These increases were partially offset by (i) $0.3 million decrease in software license fees, (ii) $0.2 million reduction in recruiting fees, (iii) $0.6 million reduction in consulting expense associated with improving organizational capabilities including the transition to a new electronic medical record ("EMR") system, (iv) $0.5 million reduction in insurance expense, and (v) $0.4 million decrease in contract services.
Corporate, general and administrative expenses were $94.2 million for the nine months ended March 31, 2025, an increase of $12.5 million, or 15.3%, compared to $81.7 million for the nine months ended March 31, 2024. This increase for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024 was primarily due to (i) $10.7 million for the anticipated settlement of the stockholder lawsuit, (ii) $6.2 million increase in employee compensation and benefits as the result of an increase in headcount and wage rates to support compliance and bolster organizational capabilities, (iii) $1.4 million in fees associated with claims payment integrity audits, and (iv) $0.4 million in recruiting fees. These increases in cost were partially offset by (i) $4.7 million reduction in consulting expense associated with improving organizational capabilities including the transition to a new EMR system and (ii) $1.4 million reduction in insurance expense.
Impairment of right-of-use ("ROU") asset and construction in progress. Impairment of ROU asset and construction in progress were $8.5 million for the nine months ended March 31, 2025. This increase was due to the Company recording a $1.4 million impairment of operating lease ROU assets and a $7.1 million impairment of construction in progress during the nine months ended March 31, 2025, related to halting developments to a previously planned de novo center in Louisville, Kentucky that the Company is no longer pursuing. There were no impairments recorded during the three months ended March 31, 2025 and the three and nine months ended March 31, 2024.
Other Expense

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
in thousands
Interest expense, net	$(1,160)	$(1,022)	$(138)	13.5%	$(3,719)	$(2,619)	$(1,100)	42.0%
Other income	257	525	(268)	(51.0)%	1,489	2,043	(554)	(27.1)%
Gain (loss) on equity method investment	—	(118)	118	(100.0)%	16	(2,000)	2,016	(100.8)%
Total other expense	$(903)	$(615)	$(288)		$(2,214)	$(2,576)	$362
Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $1.2 million for the three months ended March 31, 2025, a decrease of $0.1 million, or 13.5%, compared to $1.0 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to interest expense of $1.4 million, which was partially offset by interest income of $0.3 million from money market funds for the three months ended March 31, 2025. Interest expense of $1.8 million was partially offset by interest income of $0.7 million during the three months ended March 31, 2024.
Interest expense, net was $3.7 million for the nine months ended March 31, 2025, a decrease of $1.1 million, or 42.0%, compared to $2.6 million for the nine months ended March 31, 2024. This decrease for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024 was due to interest expense of $4.9 million, which was partially offset by interest income of $1.1 million from money market funds for the nine months ended March 31, 2025. Interest expense of $5.3 million was partially offset by interest income of $2.7 million during the nine months ended March 31, 2024.
Other income (expense). Other income (expense) consists primarily of the net proceeds received from the sale of or disposal of property and equipment and unrealized gains and losses related to short-term investments. Other income for the three months ended March 31, 2025 decreased $0.3 million, or 51.0%, compared to the three months ended March 31, 2024. The decrease was primarily due to dividends received of $0.5 million for the three months ended March 31, 2025, which was partially offset by loss on disposal of assets of $0.2 million, compared to dividends received of $0.6 million for the three months ended March 31, 2024.
Other income (expense) for the nine months ended March 31, 2025 decreased $0.6 million, or 27.1%, compared to the nine months ended March 31, 2024. This decrease was primarily due to dividends received of $1.6 million during the nine months ended March 31, 2025 compared to dividends received of $1.8 million for the nine months ended March 31, 2024.
Gain (loss) on equity method investment. Gain (loss) in equity method investment was negligible for the three and nine months ended March 31, 2025, an increase of $0.1 million and $2.0 million, or 100.0% and 100.8%, compared to $0.1 million and $2.0 million for the three and nine months ended March 31, 2024. The increase was due to the recognized impairment losses of $1.0 million and $2.0 million related to our minority equity investment in Jetdoc during the three and nine months ended March 31, 2024.

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
During the three months ended March 31, 2025 and 2024, we reported an income tax expense (benefit) of $0.1 million and $(0.2) million, respectively. During the nine months ended March 31, 2025 and 2024, we reported an income tax expense of $0.5 million and $0.1 million, respectively. The decrease of $0.4 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, was primarily due to (i) our pretax book loss recognized during the nine months ended March 31, 2025, as compared to pretax book loss recognized during the nine months ended March 31, 2024, (ii) a discrete item to account for the impact of the decreasing Pennsylvania tax rate on our state deferred tax liabilities, and (iii) the change in our valuation allowance.
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

	Nine months ended March 31,
	2025	2024
	dollars in thousands
Key Business Metrics:
Centers(a)	20	19
Census(a)(b)	7,530	6,820
Total Member Months(a)(b)	66,130	60,030

Center-level Contribution Margin(c)	$112,352	$95,486
Center-level Contribution Margin as a % of revenue(c)	17.8%	16.9%

GAAP Measures:
Net loss	$(30,334)	$(20,967)
Net loss margin	(4.8)%	(3.7)%

Non-GAAP Measures:
Adjusted EBITDA(c)	$23,137	$11,236
Adjusted EBITDA Margin(c)	3.7%	2.0%
________________________
(a)The Company operated 20 PACE centers as of March 31, 2025. Includes InnovAge Sacramento and InnovAge Orlando, which the Company owns and controls through joint ventures and are consolidated in our financial statements.
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
Center-level Contribution Margin
The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expenses or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $112.4 million and $95.5 million for the nine months ended March 31, 2025 and 2024, respectively. The increase in Center-level Contribution Margin for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 was primarily due to a 12.0% increase in total revenue, offset by a 10.9% increase in external provider costs and cost of care, excluding depreciation and amortization, during the same period. For more information relating to Center-level Contribution Margin, see Note 14 “Segment Reporting” to our condensed consolidated financial statements. A reconciliation of Center-level Contribution Margin to loss before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	Nine Months Ended March 31, 2025			Nine Months Ended March 31, 2024
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$631,293	$—	$631,293	$563,490	$—	$563,490
Other service revenue	252	737	989	232	732	964
Total revenues	631,545	737	632,282	563,722	732	564,454
External provider costs	322,983	—	322,983	300,319	—	300,319
Cost of care, excluding depreciation and amortization	196,522	425	196,947	168,227	422	168,649
Center-Level Contribution Margin	112,040	312	112,352	95,176	310	95,486
Overhead costs(b)	115,352	—	115,352	100,152	10	100,162
Depreciation and amortization	15,779	337	16,116	13,264	357	13,621
Impairment of right-of-use asset and construction in progress	8,495	—	8,495	—	—	—
Interest expense, net	(3,588)	(131)	(3,719)	(2,484)	(135)	(2,619)
Other income	1,489	—	1,489	2,043	—	2,043
Gain (loss) on equity method investment	16	—	16	(2,000)	—	(2,000)
Loss Before Income Taxes	$(29,669)	$(156)	$(29,825)	$(20,681)	$(192)	$(20,873)
Loss Before Income Taxes as a % of revenue			(4.7)%			(3.7)%
Center- Level Contribution Margin as a % of revenue			17.8%			16.9%
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

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted for interest expense, net, other investment income, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, litigation costs and settlements, M&A diligence, transaction and integration, business optimization, EMR implementation, impairment of ROU asset and construction in progress, and loss on minority equity interest. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the nine months ended March 31, 2025 and 2024, net loss was $30.3 million and $21.0 million, respectively, representing a year-over-year decrease of 44.7%. Adjusted EBITDA was $23.1 million and $11.2 million, for the nine months ended March 31, 2025 and 2024, respectively, representing a year-over-year increase of 105.9%. For the nine months ended March 31, 2025, net loss margin was 4.8%, as compared to net loss margin of 3.7% for the nine months ended March 31, 2024. For the nine months ended March 31, 2025, our Adjusted EBITDA margin was 3.7%, as compared to our Adjusted EBITDA margin for the nine months ended March 31, 2024 of 2.0%. The increase in Adjusted EBITDA and Adjusted EBITDA margin was primarily due to (i) increased census, (ii) increased capitation rates and (iii) lower per participant external provider costs, partially offset by (i) increased center-level headcount and wage rates associated with census growth and a competitive labor market and (ii) increased costs associated with transition to in-house pharmacy services.

Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net loss and net loss margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of revenue and expenses that do not relate to our ongoing business performance and certain noncash expenses, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net loss and net loss margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. The use of the term Adjusted EBITDA varies from others in our industry. Effective for the year ended June 30, 2024 and going forward, the Company revised its calculation of Adjusted EBITDA to no longer exclude de novo center development costs and to reflect the impact of other investment income. The presentation for the nine months ended March 31, 2024 has been recast to conform to the current presentation.
A reconciliation of net loss to Adjusted EBITDA, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024

Net loss	$(11,133)	$(6,184)	$(30,334)	$(20,967)
Interest expense, net	1,160	1,022	3,719	2,619
Other investment income(a)	(503)	(590)	(1,750)	(1,788)
Depreciation and amortization	5,386	5,062	16,116	13,621
Provision for income tax	72	(224)	509	94
Stock-based compensation	2,035	1,551	6,069	5,140
Litigation costs and settlement(b)	13,277	897	17,741	2,802
M&A diligence, transaction and integration(c)	202	210	1,582	384
Business optimization(d)	152	738	845	3,672
EMR implementation(e)	—	355	—	3,659
Asset impairments and loss on sale of assets(f)	144	—	8,639	—
Loss on minority equity interest(g)	—	118	—	2,000
Adjusted EBITDA	$10,792	$2,955	$23,136	$11,236
________________________
(a)Reflects investment income related to short-term investments included in our consolidated statement of operations. Effective for the year ended June 30, 2024 and going forward, the Company revised the calculation for Adjusted EBITDA to reflect the impact of investment income. The presentation for the three and nine months ended March 31, 2024 has been recast to reflect the impact of other investment income.
(b)Reflects charges/(credits) related to litigation by stockholders, litigation related to de novo center, and civil investigative demands. Refer to Note 9, "Commitments and Contingencies" to our condensed consolidated financial statements for more information regarding litigation by stockholders and civil investigative demands. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy. For the three and nine months ended March 31, 2025, includes $10.7 million accrued in connection with the potential settlement of the previously disclosed stockholder class action.
(c)Reflects charges related to M&A transaction and integrations. The presentation for the three and nine months ended March 31, 2024 has been recast to no longer exclude de novo center development costs.

(d)Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology and compliance systems and improve and support the efficiency and effectiveness of our operations. For the three months ended March 31, 2025, this primarily includes costs related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the nine months ended March 31, 2025, this includes (i) $0.4 million of costs associated with organizational restructure and (ii) $0.4 million related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the three months ended March 31, 2024, this includes (i) $0.4 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing capabilities, and strengthen our enterprise capabilities and (ii) $0.3 million related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the nine months ended March 31, 2024, this includes (i) $2.6 million of costs associated with third party consultants as we implement our core provider initiatives, assess our risk-bearing capabilities, and strengthen our enterprise capabilities, (ii) $0.3 million of costs associated with organizational restructure, and (iii) $0.8 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(e)Reflects non-recurring expenses relating to the implementation of a new EMR vendor.
(f)Reflects (i) impairment charges related to ROU asset and construction in progress related to halting developments to a previously planned de novo center in Louisville, Kentucky that the Company is no longer pursuing and (ii) loss on sale of center equipment that was originally purchased for the center in Louisville, Kentucky.
(g)Reflects impairment charges related to our minority equity interest in Jetdoc, Inc.
Liquidity and Capital Resources
General
To date, we have financed our operations principally through cash flows from operations and through borrowings under our credit facilities, and from the sale of common stock in our IPO that occurred in March 2021. As of March 31, 2025, we had cash and cash equivalents of $60.5 million, an increase of $3.6 million from June 30, 2024, and short-term investments of $41.3 million, a decrease of $4.6 million from June 30, 2024. The decrease in cash and cash equivalents and short-term investments was primarily due to timing of cash receipts for services provided and share repurchase activity. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash. Our short-term investments primarily consist of investments in mutual funds.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan Facility (as defined below) due 2026, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and include maturities through 2028 and 2032, respectively, (iii) the operations of our business, (iv) income tax payments, which are generally due on a quarterly and annual basis, (v) capital additions, which include acquisitions and de novo centers, and (vi) share repurchases authorized under the Board approved program. We also plan to continue investing in resources and initiatives to provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a considerable liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis.
On March 8, 2021, the Company entered into a credit agreement (as amended, the "2021 Credit Agreement") that consists of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. As of March 31, 2025, we had $63.1 million of debt outstanding, excluding $60.9 million under our Term Loan Facility, which matures on March 8, 2026, and as a result, has been classified as current.
As of March 31, 2025, we had future minimum operating lease payments under non-cancellable leases through the year 2037 of $39.2 million. We also had non-cancellable finance lease agreements with third parties through the year 2030 with future minimum payments of $22.0 million. For additional information, see Note 7, “Leases”, Note 8, “Long-Term Debt”, and Note 9, “Commitments and Contingencies” in our condensed consolidated financial statements.
We believe that our cash and cash equivalents and our cash flows from operations, available funds, and access to financing sources, including our Revolving Credit Facility (each discussed and defined below), will be sufficient to fund our operating and capital needs for the next 12 months and beyond. We currently intend to extend or refinance our Term Loan Facility prior to maturity, and believe we have adequate liquidity to meet our anticipated financing needs. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, our ability to retain and grow the number of PACE participants, and the expansion of sales and marketing activities and other costs of operating the business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. In addition, there can be no assurances that we will be able to extend or replace our Term Loan Facility on commercially reasonable terms, and for this and other reasons we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
The borrowing capacity under the Revolving Credit Facility is subject (i) any issued amounts under our letters of credit and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Principal on the Term Loan Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the 2021 Credit Agreement accrue interest at a variable interest rate. As of March 31, 2025, the interest rate on the Term Loan Facility was 6.14%. Under the terms of the 2021 Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of March 31, 2025, we had no borrowings outstanding, $5.2 million of letters of credit issued, and $94.8 million of remaining borrowing capacity under the Revolving Credit Facility. As of March 31, 2025, we also had $2.2 million principal amount outstanding under our convertible term loan. Monthly principal and interest payments for the convertible term loan are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.
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
Condensed Consolidated Statements of Cash Flows
Our condensed consolidated statements of cash flows for the nine months ended March 31, 2025 and 2024 are summarized as follows:

	Nine months ended March 31,
	2025	2024	$ Change
in thousands
Net cash provided by (used in) operating activities	$23,865	$(38,771)	$62,636
Net cash used in investing activities	(6,526)	(27,307)	20,781
Net cash used in financing activities	(13,833)	(7,078)	(6,755)
Net change in cash, cash equivalents and restricted cash	$3,506	$(73,156)	$76,662
Operating Activities. The change in net cash provided by (used in) operating activities for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 was driven by two factors: (i) an increase for non-cash adjustments totaling $7.8 million, primarily due to a $8.5 million non-cash impairment charge in the current year period, and (ii) an increase in operating assets and liabilities of $64.2 million, primarily due to the change in deferred revenue and a decrease in accounts receivable, both related to the timing of payments received.
Investing Activities. The change in net cash provided by (used in) investing activities for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 was primarily due to the effect of (i) the $23.9 million acquisition of the two de novo centers acquired from Concerto in the prior year period and (ii) a $3.3 million increase in proceeds from the sale of short-term investments in the current year period compared to the prior year period.
Financing activities. The increase in net cash used in financing activities for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 was primarily due to $7.0 million used for the repurchase of the Company's stock in the current year period.

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
Interest rate risk
As of March 31, 2025, we had total outstanding debt of $60.9 million in principal amount under the Term Loan Facility, $2.2 million under the convertible term loan, and no outstanding debt under the Revolving Credit Facility (each as defined in Note 8, “Long-Term Debt” to our condensed consolidated financial statements). As of June 30, 2024, we had total outstanding debt of $63.8 million in principal amount under the Term Loan Facility and $2.2 million under the convertible term loan. As of March 31, 2025, the interest rate on the Term Loan Facility was 6.14%. We are exposed to changes in interest rates as a result of our variable-rate borrowings under the 2021 Credit Agreement. Generally, the Company may designate specific borrowings under the 2021 Credit Agreement as either base rate borrowings or Secured Overnight Financing Rate (“SOFR”) borrowings. We amended our 2021 Credit Agreement during fiscal year 2024 to replace the London Interbank Offered Rate (“LIBOR”) reference rate with SOFR prior to the discontinuance of LIBOR. As of March 31, 2025, based on our secured net leverage ratio, the margins of our borrowings under the Term Loan Facility and Revolving Credit Facility (as defined in Note 8, “Long-Term Debt” to our condensed consolidated financial statements) were all SOFR borrowings.
We had cash and cash equivalents of $60.5 million and $56.9 million as of March 31, 2025 and June 30, 2024, respectively, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts.
Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.
We had short-term investments of $41.3 million and $45.8 million as of March 31, 2025 and June 30, 2024, respectively, which are primarily invested in managed income funds managed by major financial institutions. The funds mainly invest in investment grade, U.S. denominated short-term fixed and floating rate debt securities. Securities are subject to market risk and sensitive to changes in interest rates. While the instruments held by the funds are generally less sensitive to interest rate changes than instruments with longer maturities due to their short-term nature, the funds may face a heightened level of interest rate risk due to changes in monetary policy. During periods when interest rates are low or negative, the funds yields, and total returns may also be low, or the funds may be unable to maintain positive returns. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on these short-term investments.
Inflation risk
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stock repurchases during the three months ended March 31, 2025 were as follow:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
January 1 - 31, 2025	109,333	$3.82	109,333	$990,429
February 1 - 28, 2025	106,089	3.42	106,089	627,456
March 1 - 31, 2025	99,504	3.32	99,504	296,977
Total	314,926	3.53	314,926
___________________________________
(a)On June 10, 2024, the Company announced the Board's approval of a share repurchase program authorizing the repurchase of up to $5.0 million of the Company’s common stock, with no expiration date. On September 26, 2024, the Company announced the Board's authorization to increase the share repurchase program by an additional $2.5 million shares of the Company's common stock. For further information regarding stock repurchase activity, see Note 16. "Share Repurchase Program" to our Condensed Consolidated Financial Statements located in Item I of Part I of this Quarterly Report on Form 10-Q.
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

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of InnovAge Holding Corp. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 2, 2025).

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

101
The following financial information from InnovAge Holding Corp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders' Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Condensed Consolidated Financial Statements (unaudited).

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

INNOVAGE HOLDING CORP.

Date: May 6, 2025	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)