Form 10-K
period 2025-06-30
InnovAge Holding Corp.
filed 2025-09-09
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $86.1 million.
As of September 2, 2025, there were 135,637,975 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the upcoming Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended June 30, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

1

Cautionary Note About Forward-Looking Statements
Throughout this Annual Report on Form 10-K for the year ended June 30, 2025 (this “Annual Report”), we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth opportunities or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the viability of our growth strategy, including our ability to find suitable geographies for new centers and obtain licenses to open such centers (including in Downey and Bakersfield, California), our ability to ramp up our de novo centers (including in Florida), and the outcome of our organizational and enterprise efficiency initiatives;
•our ability to identify, successfully complete and integrate acquisitions, joint ventures and other strategic partnerships;
•our ability to attract new participants and retain existing participants to implement our growth strategy;
•the impact on our business from ongoing macroeconomic related challenges, including labor shortages, labor competition, inflation, tariffs and trade disputes;
•the results of periodic inspections, reviews, audits and investigations under the federal and state government programs, and our ability to sufficiently cure any deficiencies identified by the respective federal and state government programs;
•the adverse impact of legal proceedings, enforcement actions and litigation and disputes, including the current civil investigative demands initiated by federal and state agencies, as well as the litigation and other proceedings initiated by, or on behalf, of our stockholders;
•the risk that the cost of providing services will exceed our compensation under the Program of All Inclusive Care for the Elderly (“PACE”);
•our increased costs and expenditures and our inability to execute or realize the benefits of our clinical and operational value initiatives;
•the dependence of our revenues and operations upon a limited number of government payors, including the risk of sudden loss of any of our government contracts;
•the risk that our submissions to government payors may contain inaccurate or unsupportable information, including regarding risk adjustment scores of participants;
•the impact of state and federal efforts to reduce healthcare spending;
•the concentration of a significant percentage of our operations in the State of Colorado;
•our ability to compete in the healthcare industry;
•the difficulty to predict our future operating results, which could cause such results to fall below any guidance, targets or goals we provide;
•our dependence on our senior management team and other key employees;
2

•the impact of failures by our suppliers to meet our needs, or limitations on our ability to effectively access new technology or medical products;
•our ability to manage our operations effectively, execute our business plan, maintain effective levels of service and participant satisfaction and adequately address competitive challenges;
•our ability to expand our operations in new geographic markets;
•the impact on our business of security breaches, loss of data or other disruptions, including disruptions in our disaster recovery systems, causing the compromise of sensitive information or preventing us from accessing critical information;
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
•our status as a “controlled company”;
•the volatility of our stock price;
•our ability to comply with the continued listing requirements of Nasdaq; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report.
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
3

PART I
Item 1.    BUSINESS
Who We Are
InnovAge is the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, seniors, many of whom are dual-eligible. Our programs are designed to address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. The purpose of our participant-centered care delivery approach is to improve the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Through our Program of All-Inclusive Care for the Elderly (“PACE”), we fulfill a broad range of medical and ancillary services for seniors, including in-home care services (skilled, unskilled and personal care), in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to and from the PACE center and third-party medical appointments; and care management. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (i) the shift toward value-based care, in which coordinated, outcomes-driven, quality care is delivered while reducing unnecessary spend, (ii) eliminating excessive administrative costs by contracting directly with the government, (iii) focusing on the patient experience, and (iv) addressing social determinants of health.
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
PACE
As of June 30, 2025, the Company served approximately 7,740 PACE participants, making it the largest PACE provider in the United States (the “U.S.”) based on participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
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
We believe the traditional fee-for-service reimbursement model in healthcare does not adequately incentivize providers to efficiently manage this complex population. Dual-eligible seniors must navigate a disjointed, separately administered set of Medicare and Medicaid benefits, which often results in uncoordinated care delivered in silos. Our vertically integrated care model and full-risk contracts require us to coordinate and manage all aspects of a participant’s health, and deliver the necessary care. Costs under the PACE program are estimated to be 12% lower on average than for a comparable dual-eligible population aged 65 and older under Medicaid, based on an analysis of most recently available data by the National PACE Association in January 2024. Importantly, we believe our vertically integrated model can deliver better health outcomes and reduce unnecessary or avoidable medical spend. In addition, as of June 30, 2025, we believe our participants had a lower hospital readmission rate compared to a frail, dual-eligible or disabled waiver population. In addition to reducing spend, we also focus on ensuring our participants are satisfied with the services delivered and frequently evaluate benchmarks and survey methodologies to measure their satisfaction. Our participant satisfaction is currently measured through a Net Promoter Score (“NPS”). NPS is a metric used to measure customer satisfaction, loyalty and enthusiasm by asking how likely they are to recommend a company to a friend or colleague, and is reported as a number between negative 100 and positive 100. Based on quarterly surveys to measure emerging sentiment within a subset of our participants nationally, our average NPS was 45. According to Qualtrics, the creator of the NPS, Bain and Company suggests a score above 20 is favorable and above 50 is excellent. As part of our quarterly surveys, each year, we conduct an I-SAT survey (“Integrated Satisfaction Measurement for PACE”) to measure NPS across a national sample of our participants. In fiscal year 2025, our I-SAT NPS score was 56, which compares favorably to a national PACE program average of 55.
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
Industry Challenges
Unsustainable and rising healthcare costs. According to data from the Office of the Actuary of CMS, healthcare spending in the United States grew at approximately 6% per year from 2018 to 2023, and in 2023 represented $4.9 trillion of annual spend, or 17.6% of U.S. GDP. The overall growth rate of healthcare spending is expected to accelerate due to the aging population.
We believe government healthcare spend has been higher for the dual-eligible population, who typically suffer from multiple chronic conditions and require long-term services and support. Average total spend, including Medicare, Medicaid, supplemental insurance and out-of-pocket spending across all payers, for dual-eligible seniors was more than twice the amount than other Medicare beneficiaries, based on data from the Medicare Payment Advisory Commission (MedPAC) as of 2022. Improved care management of dual-eligible seniors is critical to reducing the rapid growth in government healthcare spending in the United States.
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
High-cost, dual-eligible seniors are at high risk of falling through the cracks of the U.S. healthcare system. Few government-sponsored programs other than PACE bring together the Medicare and Medicaid benefit for these individuals, creating further barriers to delivering coordinated care. Dual-eligible beneficiaries are among the most medically complex, high-frequency users of healthcare services. Based on InnovAge data as of June 30, 2025, the typical InnovAge participant had, on average, ten chronic conditions and, based on the data most recently available to us from a 2023 modified health outcomes survey, required, on average, assistance with two or more activities of daily living (“ADLs”). A lack of coordination across providers can have severe consequences given the high occurrence of chronic illnesses and other underlying health issues in this population.
Prevalence of wasteful spending and sub-optimal outcomes. Proper management of chronic conditions and targeted interventions to mitigate challenges presented by social determinants of health can significantly reduce the incidence of acute episodes, which are the main driver of emergency room visits and hospitalization among the dual-eligible senior population. Healthcare spending on nursing care facilities and continuing care retirement communities is expected to reach approximately $247.1 billion in 2025, based on the latest projections made by the Office of the Actuary of CMS, which is an 8.0% increase compared to the current 2024 projection. Similar to spend on hospitals and other high-acuity care settings, we believe many of these dollars can ultimately be saved by providing proactive treatment and investing in proper medical and social supports to enable frail seniors to live in their homes and communities.
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
High-cost, dual-eligible seniors often require proactive, coordinated care plans to address their medical acuity, need for long term support and risks related to social determinants of health. Without personalized, patient-centered care that removes barriers to preventative or other early treatment, high-cost, dual-eligible seniors would likely continue to over-utilize healthcare in higher-cost settings, such as emergency rooms and nursing homes.
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
InnovAge participants are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in average Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we provide care for a higher acuity population, with an average Medicare Risk Adjustment Factor (“RAF”) score of 2.42 based on InnovAge data as of June 30, 2025, with a higher RAF score indicating poorer health and higher predicted healthcare costs, and (ii) we have Medicaid spend in addition to Medicare. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care.
Legacy healthcare delivery infrastructure has been slow to transition from fee-for-service to value-based care models. In order for the shift to value-based payment models to drive meaningful results, we believe there must be a corresponding shift in care delivery models. While there has been significant investment by providers, payors and technology companies in developing solutions to enable higher-quality and lower-cost care, the healthcare industry still relies on fee-for-service reimbursement models.
The COVID-19 pandemic highlighted the need for integrated, multimodal value-based care delivery models. Traditional healthcare providers experienced reduced revenue and strained ability to provide care during shutdowns and restrictions and as a result of general patient fear of medical settings. Providers that operate comprehensive value-based models, like us, were and remain better positioned to quickly pivot the care delivery approach to safely treat patients in virtual settings without losing revenue.
Our Market Opportunity
We are one of the largest healthcare platforms focused on frail, dual-eligible seniors, serving participants exclusively through our PACE program. We have built the largest PACE-focused operation in the country based on number of participants, with 20 PACE centers across six states; we are 16% larger than the size of our closest PACE-focused competitor and more than 30 times larger than the typical PACE operator. Given our scale across geographies, we believe we are positioned to capitalize on a significant market opportunity to provide care to frail, high-cost, dual-eligible seniors.
Our care model targets the most complex, frail subset of the dual-eligible senior population. We estimated our target population at approximately 2.3 million in 2024 based on data from the U.S. Census Bureau from 2018, representing seniors who we believe are dually eligible for Medicare and Medicaid and meet the nursing home eligibility criteria for PACE. We prioritize growth in high-density urban and suburban areas, where there are sizable numbers of frail dual-eligible seniors who would benefit most from our program. We leverage the InnovAge Platform (as defined herein) which is designed to provide comprehensive, coordinated healthcare to enable our frail, eligible for skilled nursing seniors to live independently in their homes and communities. We believe people want to stay in their home for as long as possible, and the InnovAge Platform is designed to empower seniors to age independently in their own homes, on their own terms, for as long as possible.
Based on historical results for the year ended June 30, 2025 and our experience and industry knowledge, we estimate an average annual revenue opportunity of $115,000 per participant (or $9,600 PMPM) and a total addressable market opportunity of $265 billion, based on our estimated market of approximately 2.3 million PACE eligible participants in the United States in 2024, as described above. Of these estimated PACE eligible participants, only approximately 85,000 are enrolled in a PACE program, based on a June 2025 report from the National PACE Association, and over the next four years, the National PACE Association is targeting a PACE enrollment increase at a compound annual growth rate (“CAGR”) of approximately 27%. As a result, we believe that we have a substantial opportunity to bring our comprehensive value-based model of care to more frail, dual-eligible seniors across the country. This opportunity is subject to our ability to effectively execute our growth strategy and assumes no adverse macroeconomic or regulatory changes. For example, reductions to the Medicaid portion of PACE capitation rates from the recently enacted federal budget reconciliation bill, the One Big Beautiful Bill Act (the “OBBBA”), will have a negative impact on the size of our estimated total addressable market opportunity for PACE.
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
Our participant focus. Our model is focused on caring for frail, high-cost, dual-eligible seniors. Our target participant population is the frail, nursing home-eligible subset of dual-eligible seniors to whom we refer as “high-cost, dual-eligibles” given their high healthcare acuity and the associated high level of spend. Our participants are among the most frail and medically complex individuals in the U.S. healthcare system. Based on InnovAge data as of June 30, 2025, the typical InnovAge participant had, on average, ten chronic conditions and, based on the data most recently available to us from a 2023 modified health outcomes survey, required, on average, assistance with two or more ADLs. Our platform is designed to enable participants to exercise their preference to age independently in their homes and stay active in their communities for as long as safely possible. All of our participants are certified as nursing home-eligible. As of June 30, 2025, approximately 93% of our participants were able to live safely in their homes and communities.
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
Each IDT convenes, at a minimum, experts across at least 11 disciplines to collectively manage the complex care needs of each participant. IDTs are typically comprised of a primary care provider, registered nurse, master’s level social worker, physical therapist, occupational therapist, recreational therapist or activity coordinator, dietician, center manager, home care coordinator, personal care attendant and driver. Members of the IDTs meet multiple times per week to discuss participant care and to closely monitor key clinical metrics so that each participant receives optimal treatment based on his or her current conditions.
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
Our virtual care capabilities. Our virtual care capabilities give us the flexibility to deliver medical care and social services virtually when appropriate. Our physicians are equipped with HIPAA compliant platforms to provide virtual care. We offer telehealth visits when clinically indicated, allowed per regulations and more convenient for the participant. Our aim is to make virtual care access simple and convenient for our participants.
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
Our participants “Win” by enjoying a better participant experience, improved health outcomes and remaining in their homes and communities for longer. We leverage our differentiated care delivery model to improve the health of our participants and help them avoid unnecessary hospitalizations and nursing home care. We enable our participants to remain in their homes as long as possible and age independently. As a result, as of June 30, 2025, approximately 93% of our participants lived in their preferred setting: their home or community. We believe our care model also delivers better clinical outcomes: our participants have fewer hospital admissions and lower hospital readmission rates. Our care model is not “one size fits all,” it is customized to the unique needs of each participant, which benefits participant health and increases participant satisfaction with our program.
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
Our Growth Strategy
Increase participant enrollment and capacity within our centers
•For the fiscal year ended June 30, 2025, our participant census was approximately 7,740 across our 20 centers in six states. During fiscal year 2025, we focused on increasing enrollments and utilization of capacity at our existing centers, in part by furthering engagement in communities in which our centers operate.
Build de novo centers
•In fiscal year 2025, we ramped up our newer de novo centers in Florida (Tampa and Orlando).
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
Execute tuck-in acquisitions, strategic transactions and partnerships
•Over the past seven fiscal years, we have acquired and integrated four PACE organizations for a total of eight operational centers (excluding the PACE center in Bakersfield, California, which is not yet operational). These acquisitions represent expansion of our InnovAge Platform into one new state and five new markets. In addition, in fiscal year 2025, we acquired certain pharmacy assets from Tabula Rasa HealthCare Group (“TRHG”) with the goal of supporting our growth and improving pharmacy cost-management. By bringing acquired organizations under the InnovAge Platform, we hope to further realize revenue growth and improve operational efficiency and care delivery post-integration.
•We believe there is a robust landscape of potential tuck-in acquisitions to supplement our organic growth. In fiscal year 2024, we completed an acquisition of two PACE programs in California from ConcertoCare, which included one operational center in the Crenshaw neighborhood of Los Angeles and a second program that is a planned de novo in Bakersfield. When integrating acquired programs, we work closely with key constituencies, including local governments, health systems and senior housing providers, to enable continuity of high-quality care for participants.
•We also have pursued and intend to pursue additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies. In fiscal year 2024, we opened the Orlando PACE center as a joint venture with Orlando Health, a healthcare system broadly recognized for its care programs, services and extensive community outreach and support with the goal of magnifying the impact and extend the reach of PACE services for eligible seniors in the Orlando market. In fiscal year 2025, enrollments at our Orlando center increased, in part because of this partnership. In August 2025, we entered into a joint venture with Tampa General Hospital to support our Tampa PACE center. We expect to continue to explore additional strategic partnerships in the communities in which we operate.

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
•We are investing in building capabilities to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends.
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
•enforcement actions by governmental agencies and/or state law claims for monetary damages by patients or employees relating to breach of, impermissible use or disclosure of, or other incidents relating to protected health information (“PHI”) and other types of personal data or personally identifiable information (collectively, “PII” and, together with PHI, “PHI/PII”) that we collect, use, and disclose, in violation of federal or state privacy laws, including, for example and without limitation, the Health Insurance Portability and Accountability Act of 1996, as amended by HITECH Act (“HIPAA”), or state data privacy and security laws;
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
•changes in and reinterpretation of rules and laws by a regulatory agency board, or court, such as state corporate practice of medicine laws, which could affect the structure and management of our business;
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
Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of a criminal violation of the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid, and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the Anti-Kickback Statute include up to $124,732 (adjusted for inflation) in monetary penalties per violation, fines, or penalties of up to three times the total payments between the parties to the arrangement and potential exclusion from participation in Medicare and Medicaid. In addition, the federal Anti-Kickback Statute provides that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA, which is further discussed below. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price.
The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. These exceptions and safe harbors are voluntary. To receive safe harbor protection, business transactions and arrangements must meet all the requirements of a safe harbor. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily render the arrangement per se illegal. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated upon all facts and circumstances, on a case-by-case basis considering among other things, the parties’ intent, and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies.
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
We have entered, and may continue to enter, into arrangements that may not fit squarely within enumerated safe harbors and could potentially implicate the Anti-Kickback Statute if the requisite intent were present, such as:
•Joint Ventures. As of June 30, 2025, we operated two of our centers, our Sacramento, California center, and Orlando, Florida center, under joint ventures, each with a not-for-profit healthcare provider. Additionally, in August 2025, we entered into a joint venture with Tampa General Hospital, a not-for-profit healthcare provider in Tampa, Florida. We may enter other joint ventures with providers and payors in the future. The Office of Inspector General (the “OIG”) of the Department of Health and Human Services (“HHS”) has warned healthcare entities in the past that certain joint venture relationships have a potential for abuse. We have endeavored to structure our joint ventures to satisfy as many elements of the applicable safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture.
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
Many of our arrangements are structured to provide for compensation that is fair market value for services rendered and in a manner that does not reflect the volume or value of referrals generated between the parties. In structuring our relationships with providers, including our physician partners, and other healthcare entities, we endeavor to comply with the regulatory requirements of such safe harbors and exceptions.
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
Federal Self-Referral Prohibition
The federal Ethics in Patient Referral Act (“Stark Law”) generally prohibits a physician who has (or whose immediate family member has) a financial relationship with certain entities from making referrals to such entities for “designated health services” if payment for the services may be made under Medicare or Medicaid. “Designated health services” include clinical laboratory services, inpatient and outpatient hospital services, physical and occupational therapy services, outpatient speech-language pathology services, certain radiology services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, and outpatient prescription drugs. To the extent we fall within the types of entities to which the Stark Law applies, then we need to ensure that any financial relationships that we have with a referring provider would satisfy a statutory or regulatory exception to the general Stark Law prohibition.
Providers are prohibited from billing Medicare and Medicaid for services related to a prohibited referral and a provider that has billed for prohibited services is obligated to notify and refund the amounts collected from the Medicare program or to make a self-disclosure to CMS under its Self-Referral Disclosure Protocol. Penalties for violation of the Stark Law include denial of payment, recoupment, refunds of amounts paid in violation of the law, exclusion from the Medicare or Medicaid programs, and substantial civil monetary penalties ($30,868 per prohibited item or service and $205,799 if there is a circumvention scheme; penalty amounts reflect current 2024 levels and are adjusted for inflation from time to time).

Claims filed in violation of the Stark Law may be deemed false claims under the FCA. In addition to the Stark Law, various states in which we operate have adopted similar self-referral prohibition statutes.
In parallel with OIG’s regulations on value-based care discussed above, on January 19, 2021, CMS issued a sweeping set of regulations that introduce significant new value-based exceptions to the Stark Law, including new exceptions for certain remuneration exchanged between or among eligible participants in value-based arrangements. These exceptions and their various requirements apply based on the level of financial risk assumed by the arrangement’s participants. These regulations purport to ease the compliance burden for healthcare providers across the industry while maintaining strong safeguards to protect patients and programs from fraud and abuse. To the extent that we rely on the new value-based exceptions to the Stark Law for our value-based arrangements, we intend to comply with such safeguards. However, if we were to be found as out of compliance with such exceptions, we could be subject to penalties, as discussed above.
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
The penalties for a violation of the FCA may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. As of January 15, 2025, the minimum False Claims Act penalty increased from $13,946 to $14,308 per claim. The maximum penalty has increased from $27,894 to $28,619 per claim.
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
We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Statute would apply. We perform monthly checks on our employees and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs or otherwise ineligible for payment. We have also implemented processes to avoid payments to contracted or noncontracted providers listed on CMS’s preclusion list and payments for drugs prescribed by individuals on the preclusion list. Should an individual or entity be excluded, on the preclusion list, or otherwise ineligible for payment and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to such individual or entity. Due to this area of risk and the possibility of other allegations being brought against us, we cannot foreclose the possibility that we could face allegations of noncompliance with the Civil Monetary Penalty Statute that have the potential for a material adverse impact on our business, results of operations and financial condition.
Privacy and Security
HIPAA requires covered entities, and the business associates with whom such covered entities contract for services involving the use or disclosure of PHI to provide certain protections to their patients or participants and their health information. Through our various service offerings, the Company acts primarily as a covered entity under HIPAA but may also act as a business associate of other covered entities. The HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities and their business associates, to develop and maintain policies and procedures and implement and maintain administrative, physical, and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide our participants with substantive rights with respect to their health information.
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
Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach. Reporting must also be made to the HHS Office for Civil Rights (“OCR”) and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media in accordance with HIPAA requirements. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless an exception to the definition of breach applies or the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Beginning in December 2022, OCR issued guidance on the use of tracking technologies on websites and mobile applications by covered entities and business associates, indicating that certain information collected by tracking technology vendors from websites and applications may cause a breach under HIPAA. However, in June 2024, a federal court limited the scope of this guidance by ruling that collecting IP addresses from visits to unauthenticated public health-related webpages does not trigger HIPAA obligations, and HHS is assessing next steps.
Violations of HIPAA by covered entities and business associates, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of more than $50,000 (not adjusted for inflation) per violation and up to approximately $1.9 million (not adjusted for inflation) per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the most severe penalties associated with obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI.
We may also be subject to other laws governing the privacy and security of data, such as the California Consumer Privacy Act of 1918 (“CCPA”) and data breach notification laws. Additionally, many states have also enacted laws that protect the privacy and security of confidential, personal and health information, which may be even more stringent than HIPAA and may add additional compliance costs and legal risks to our operations. Some state privacy and security laws overlap with federal law, some of which are preempted, in part by federal laws, whereas others are not. States have also passed privacy and security laws and regulations that apply across sectors and go beyond federal law, such as data security laws, secure destruction, Social Security number privacy, online privacy biometric information privacy, and data breach notification laws. Some of these state laws impose fines and penalties on violators and afford private rights of action to individuals who believe their personal information has been misused. Various state laws and regulations also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised.
Looking ahead, it is possible that Congress could pursue a federal privacy bill to harmonize privacy regimes across states. While states have urged Congress not to weaken existing state privacy protections by adopting a less stringent national standard, many healthcare stakeholders have supported federal preemption of state data privacy legislation.
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
In late 2024, the OCR proposed an update to the HIPAA Security Rule aimed at strengthening the health sector’s cybersecurity infrastructure in response to a significant increase in cyber attacks in recent years. The proposed updated would impose additional requirements on covered entities and business associates to enhance the protection of electronic PHI.

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
•Legislation enacted in 2011 requires CMS to sequester or reduce all Medicare payments, including payments to PACE organizations, by two percent per year beginning on April 1, 2013. This sequestration has been extended through fiscal year 2032 for Medicare benefit payments.
•Implementation of the Inflation Reduction Act of 2022 (“IRA”) introduced significant changes to Medicare prescription drug pricing, including requirements for Medicare drug price negotiations, inflationary rebates, and a reduction in the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 beginning in 2025. While these provisions are intended to lower drug cost for beneficiaries, they may affect prescription drug costs and reimbursement for PACE organizations. Implementation of the IRA is subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program, and the full effects on our business and the healthcare industry remain uncertain.
•Recent federal legislation has extended many of the Medicare telehealth flexibilities that were implemented during the COVID-19 pandemic through September 30, 2025. The OBBBA, signed into law on July 4, 2025, also includes a provision for permanent pre-deductible coverage of telehealth services under high-deductible health plans linked to health savings accounts, which could result in permanent Medicare telehealth flexibilities, potentially impacting PACE care delivery models.
•The “Medicare Program; Contract Year 2024 Policy and Technical Changes to the Medicare Advantage Program, Medicare Prescription Drug Benefit Program, Medicare Cost Plan Program, and Programs of All-Inclusive Care for the Elderly” final rule (“2024 PACE Final Rule”) set out a number of changes for PACE organizations, including (i) clarifying that CMS has enforcement discretion to impose civil monetary penalties or an intermediate sanction in the event CMS has made a determination that could lead to the termination of a PACE program; and (ii) reinstating the requirement that PACE organizations enter into written contracts with each outside organization, agency, or individual that furnishes administrative or care-related services not furnished directly by the PACE organization, including 25 medical specialties enumerated by the PACE Final Rule.
•The remaining provisions of the 2024 PACE Final Rule were issued alongside the new PACE final rule for 2025 (the “2025 PACE Final Rule”). The 2025 PACE Final Rule includes various changes that include but are not limited to: (i) implementation of past performance guidelines used to evaluate new PACE organization applications; (ii) personnel medical clearance guidelines; (iii) updates to service delivery timeframes by which participants must receive services; (iv) guidelines on IDT care coordination across all service settings with timeframes applied to external provider recommendations; (v) new content and documentation guidelines for participant plans of care; (vi) expansion of participant rights in care settings; and (vii) revisions to existing grievance process to align with standard determination request guidance.

•CMS released an updated PACE Medicaid Capitation Rate Settling Guide, effective January 1, 2025, which clarifies and expands requirements for state development and documentation of PACE Medicaid capitation rates. Under the new guidance, states must provide more detailed supporting data and methodologies when submitting proposed rates to CMS for approval.
•The OBBBA mandates significant reductions in federal Medicaid spending, with the Congressional Budget Office estimating a decrease of approximately $1 trillion over the next ten years. OBBBA also introduces new work requirements for Medicaid recipients aged 19 to 64, necessitating at least 80 hours per month of work, education, or volunteer activities, unless they qualify for certain exemptions. The OBBBA also narrows Medicaid eligibility for qualified immigrants. States will be required to conduct eligibility verifications of Medicaid enrollees in the expansion population every six months (unless otherwise exempt), increasing from the previous annual requirement. These changes may lead to decreased Medicaid enrollment among existing and prospective PACE participants, potentially reducing our funding and decreasing margins. OBBBA also introduces cost-sharing measures, requiring Medicaid beneficiaries with incomes between 100% and 138% of the federal poverty level to pay up to $35 per service for certain healthcare services. As a result, eligible participants could be deterred from enrolling in or continuing enrollment with PACE programs, possibly impacting our ability to retain or increase our participant base. In addition, the new requirements will necessitate adjustments in our administrative processes to ensure compliance with more frequent eligibility verifications and other reporting standards mandated by federal and state regulatory agencies
CMS and state Medicaid agencies also routinely adjust the RAF which is central to payment under PACE and Managed Medicaid programs in which we participate. The monetary “coefficient” values associated with diseases that we manage in our population are subject to change by CMS and state agencies. Such changes could have a material adverse effect on our financial condition. See Item 1A. Risk Factors, “Risks Related to Our Business — Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could cause us to overstate or understate our revenue and subject us to payment obligations or penalties.”
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
In January 2025, we completed the acquisition of certain pharmacy assets from TRHC. Our pharmacy business subjects us to additional extensive federal, state, and local regulation governing various aspects of the business, including the distribution and dispensing of drugs; licensure of facilities and professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling consumer disclosures; interactions with prescribing professionals; supply chain security; as well as additional requirements of various governmental authorities, including state boards of pharmacy and the U.S. Consumer Product Safety Commission. Federal and state law also governs the purchase, handling, and dispensing of controlled substances by physicians and other clinicians. If we are unable to maintain our registrations this could limit or affect our ability to purchase, handle, or dispense controlled substances and other violations of these laws could subject us to criminal or other sanctions. In addition, certain laws may apply to activities of our affiliated physicians and clinicians. For example, the Prescription Drug Marketing Act governs the provision of drug samples to physicians and other clinicians, and physicians and other clinicians are required to report relationships they have with the manufacturers of drugs, medical devices and biologics through the Open Payments Program database.
Clinical laboratories may be subject to oversight by CMS and state regulators, including the Eliminating Kickbacks in Recovery Act of 2018. If our laboratories or laboratories that we partner with are not in compliance with the applicable CMS or state laws or regulations, they could be subject to enforcement action, which could negatively affect our business.

We have in the past and continue to intend to grow our business through acquisitions in the states in which we currently operate or in new states that we seek to enter. Several states, including California, New Mexico and Colorado have adopted laws focused on competition, quality, access, and cost that either authorize state agencies to review and approve certain healthcare transactions or require notice prior to certain healthcare transactions, such as in California (requiring notice to the office of Health Care Affordability with certain transactions referred to their attorney general for further review) or New Mexico (requiring approval for certain transactions involving acquisitions and other changes in control of hospitals, including formation of a partnership or joint venture that results in an indirect change). Many other states, including Pennsylvania, where several bills have been proposed are currently voting on or considering similar legislation. These notices and approvals typically require a substantial amount of information, including supporting documentation. While certain of these proposed laws and restrictions primarily target physician and dental practice management, they reflect a broader trend of increased regulatory scrutiny of healthcare transactions, which could negatively affect our ability to grow our business.
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
Competition
The U.S. healthcare industry is highly competitive. We compete directly with national, regional and local providers of healthcare for participants and clinical providers. We also compete with payors and other alternate managed care programs for participants. Of these providers, there are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Given the regulatory environment, there may be high barriers to entry for PACE providers; however, since there are relatively modest capital expenditures required for providing healthcare services, there are less substantial financial barriers to entry in the healthcare industry generally. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our principal competitors for dual-eligible seniors vary considerably in type and identity by market. Our growth strategy and our business could be adversely affected if we are not able to compete efficiently, including penetrating existing markets or new markets, recruit qualified physicians or if we experience significant participant attrition to our competitors. See Item 1A. Risk Factors—“Risks Related to Our Business—The healthcare industry is highly competitive and, if we are not able to compete effectively, our business could be harmed.”
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
In addition, the retrospective capitation payments we receive for each participant are determined by a participant’s RAF score, which is calculated twice per year and is based on the evolving acuity and chronic conditions of a participant. We estimate and accrue for the expected true-up payments of our participants. Though no assurances can be made in the future, we have historically used our best estimate for accruing for this payment. We received net positive true-up payments during the fiscal years ended June 30, 2025 and 2024. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.

Human Capital Resources
As of June 30, 2025, we had approximately 2,440 employees, including over 1,600 clinical professionals (excluding contract labor).
Our people are our product at InnovAge, and their commitment to our participants propels our mission of enabling seniors to age at home, with dignity, for as long as is safely possible. We believe that our employees are drawn to this mission and our values, which is why our voluntary retention rate was 69% in fiscal year 2025. Additionally, in our most recent employee engagement survey conducted in January 2025, 82% of our employees indicated that they are proud to work at InnovAge.
Attracting and retaining top talent is critical to the success of InnovAge's mission and one of the highest priorities to leadership. To keep leadership informed of the health of our employee base, we report weekly on key hiring and retention metrics. Since the launch of our annual employee engagement surveys in fiscal year 2022, we continue to review and implement action plans with staff groups based on the findings and opportunities discovered.
We continue to evaluate talent needs at the senior management level, aiming to hire ahead of the curve as the business evolves and to assess and respond to any gaps in our capabilities.
Less than 1% of our workforce is represented by a union, all of which are located in Pennsylvania.
At InnovAge, we strive to be a reflection of the communities that we serve. We are steadfastly dedicated to fostering an atmosphere that champions inclusivity throughout all sectors of InnovAge. Our commitment remains in building a culture where individual distinctions are not just acknowledged but deeply valued. As of June 30, 2025, our employed workforce comprised of 76% individuals who identified as women and 58% who identified as minorities.
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
We also conduct a periodic training needs assessment surveys to hear directly from employees and managers where they think they could use more support and learning content in the coming year. These assessment surveys allow the Company to develop trainings tailored to the most prevalent needs identified by our employees.
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
Summary of Risk Factors
There are a number of risks related to our business, regulation, our indebtedness and our common stock that you should consider. Some of the principal risks related to our business include the following:
•Our growth strategy may not prove viable. Our ability to grow depends upon a number of factors, including recruiting and retaining participants, finding suitable geographies for new centers, the outcome of our organizational and enterprise efficiency initiatives, entering into government payor arrangements in new jurisdictions, results of audits, investigations and ongoing or new remediation efforts, ensuring compliance with regulatory and contractual requirements, identifying appropriate locations for new and existing centers, and hiring members of our IDTs and other employees.
•Our growth strategy depends upon our ability to identify and complete acquisitions, joint ventures and other strategic partnerships. Our growth strategy involves identifying, pursuing and successfully completing acquisitions, joint ventures and strategic partnerships, which involve numerous risks, including failure to consummate negotiated transactions, difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements and difficulties in entering new markets.
•If we are unable to attract new participants and retain existing participants, our revenue growth will be adversely affected. To increase our revenue, we plan to expand the number of centers and participants in our network, requiring recruitment and retention. Our inability to recruit new eligible participants and retain existing participants has adversely affected, and could in the future, adversely affect our growth strategy.
•Our overall business results have been and we expect will continue to be impacted by ongoing macroeconomic and industry-related challenges. Macroeconomic and industry challenges, including labor shortages, labor competition, high inflation, tariffs and trade disputes, have impacted and we expect will continue to impact our business operations.
•We have faced, and continue to face inspections, reviews, audits and investigations under federal and state government programs and contracts. As a result of PACE contracts with various federal and state government programs, we are regularly subject to, and will continue to be subject to, various routine and non-routine governmental inspections, reviews, audits, requests for information and investigations to verify our compliance with applicable laws, assess the quality of our services and evaluate the accuracy of our submitted risk adjustment data. We are unable to guarantee the outcomes of such audits.
•We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly and could materially harm our business. We are party to lawsuits and legal proceedings from various parties. These matters are often expensive and disruptive to our business operations. Among others, we are currently subject to civil investigative demands and stockholder lawsuits. These matters could result in significant cash settlements, and the time necessary to litigate could harm our business, financial condition, and results of operations.
•Under PACE contracts, we assume all of the risk that the cost of providing services will exceed our compensation. Most of our revenue was derived from capitation agreements with government payors in which we receive fixed PMPM fees. To the extent that our participants require more care than anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs and could have a material adverse effect on our business.

•We have experienced and expect to continue experiencing increased costs and expenditures in the future. In fiscal year 2025, we continued several initiatives intended to lower our costs and expect to continue making investments in growing our business, including through the implementation of Company-wide transformation initiatives. If we are not able to execute or realize the benefits of our transformation initiatives, our profitability could decline.
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
•Reductions in PACE reimbursement rates or changes in the rules governing PACE programs could have a material adverse effect on our financial condition and results of operations. We receive nearly all of our revenue through the PACE program, which accounted for 99.8% of our revenue for each of the years ended June 30, 2025 and 2024. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE rates could have a material adverse effect on our business.
•Our records and submissions to government payors may contain inaccurate or unsupportable information regarding risk adjustment scores of participants, which could subject us to repayment obligations or penalties. CMS may audit PACE organizations’ risk adjustment data submissions. Erroneous data submissions could result in inaccurate revenue and risk adjustment payments. Correction or retroactive adjustments in later periods could require us to refund a portion of the revenue that we received, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•Allegations of failure and failure to adhere to all of the complex government laws and regulations applicable to our business, have had, and could in the future have, a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. Our operations are subject to extensive federal, state and local government laws and regulations. Allegations of violation, or actual violations of the legal requirements implicated by our business may have material adverse consequences on our business.
•Ignite Aggregator LP (an investment vehicle owned by certain funds advised by Apax Partners LLP) and funds affiliated with Welsh, Carson, Anderson & Stowe (together, our “Principal Shareholders”) control us. Our Principal Shareholders beneficially own approximately 83% of our common stock, which means that together they control the vote of all matters submitted to a vote of our shareholders, including the election of members of the Board of Directors of the Company (the “Board”) and all other corporate decisions. For such period of time as our Principal Shareholders beneficially own a majority of the voting power, they will have significant influence.
•Our operating results fluctuate, which makes our future operating results difficult to predict and could cause such results to fall below any guidance, targets or goals we provide. If the guidance we provide falls short or we are unable to meet the expectations of analysts or investors, the trading price of our common stock could decline substantially.
Risks Related to Our Business
Our growth strategy may not prove viable and we may fail to realize expected results therefrom fully or at all.
Our ability to grow depends upon a number of factors, including recruiting and retaining participants at new and existing centers, finding suitable geographies that have aging populations and viable rate structures, the outcome of our organizational and enterprise efficiency initiatives, entering into government payor arrangements in new jurisdictions, results of audits, investigations and ongoing or new remediation efforts, ensuring compliance with regulatory and contractual requirements, identifying appropriate locations for new and existing centers, completing build-outs of new centers within proposed timelines and budgets and hiring members of our IDTs and other employees.
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
•implementation of our organizational and enterprise efficiency initiatives may be more expensive than anticipated and we may fail to realize the anticipated benefits thereof within the expected timeline, or at all;
•we may not be able to recruit or retain a sufficient number of new or existing participants to execute our growth strategy or offset costs relating to marketing, opening de novo centers or executing acquisitions;
•we may not be able to hire sufficient numbers of physicians and other clinical staff, particularly in the current labor market characterized by heightened demand for healthcare personnel due to an aging population, and upward pressure on wages coupled with labor shortages for qualified healthcare professionals;
•when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate;
•we have faced, and may continue to face, larger than expected costs and legal, community or other obstacles in the construction and opening of de novo centers, such as the suspension or revocation of state-required attestations;
•we may have difficulty identifying appropriate acquisition targets, be precluded from acquiring targets as a result of audits or sanctions or due to other legal restrictions (e.g. federal or state antitrust laws), may fail to satisfy closing conditions or make investments in acquisitions that we are unable to effectively integrate, involve associated risks or liabilities that we are unable to uncover in advance, or that require greater resources than anticipated and that could include deficient quality of service; and
•we may be subject to sanctions as a result of audits and other regulatory processes and proceedings that could include temporary or permanent suspension of enrollments, debarment or exclusion from participation in federal healthcare programs, and the revocation of a center’s license and suspension or revocation of required attestations to open de novo centers, which may in turn result in participant attrition and preclude us from opening de novo centers and conducting tuck-in acquisitions. As previously disclosed, the California Department of Health Care Services (“DHCS”), suspended the state-required attestations for a planned de novo center in Downey and for the de novo center we acquired in Bakersfield, California in 2023. There is no guarantee that such attestations will be reinstated or that similar situations will not occur in the future.
One element of our growth strategy is to build de novo centers. When we open de novo centers, particularly in a new geography, such as our de novo centers in the State of Florida, there is no guarantee about the timing or our ability to enroll enough participants, hire and train enough skilled and non-skilled staff, develop necessary community relationships, and otherwise ramp up these centers to maturity. If we are unable to increase utilization of capacity at our centers through enrollment, ramp up de novo centers, build new de novo centers, manage our external provider costs, expand into new geographies, or find, evaluate and execute on new business opportunities, we may be unable to grow and our business and results of operations will be materially adversely affected.
In addition, as we grow our business and open or acquire new centers, we expect to continue to increase our headcount and to hire or contract with more physicians, nurses and other specialized medical personnel. We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, if we are not successful in retaining our existing employees or if we are unable to provide the care and services that our participants require in compliance with regulatory requirements, our business will be adversely affected.
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
An element of our growth strategy is to identify, pursue and successfully complete and integrate tuck-in acquisitions, joint ventures and other strategic partnerships to expand our operations and support our growth. For example, in December 2023, we acquired all of the issued and outstanding membership interests of two California-based PACE programs, ConcertoCare PACE of Bakersfield, LLC and ConcertoHealth PACE of Los Angeles, LLC (collectively, “Concerto”); in May 2024, we entered into a joint venture with Orlando Health with respect to the InnovAge Florida PACE - Orlando (“InnovAge Orlando”) center in Florida; and in August 2025, we entered into a joint venture with Tampa General Hospital with respect to InnovAge Florida PACE - Tampa center in Florida. We intend to continue pursuing relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies.
However, acquisitions, joint ventures and other strategic partnerships, involve numerous risks, including failure to consummate negotiated transactions, difficulties in successfully integrating the operations and personnel, navigating the necessary regulatory approval requirements, including securing regulatory safe harbors necessary for healthcare related join ventures under the Anti-Kickback Statute, distraction of management while overseeing the transactions, and disruption of, our existing operations, difficulties in entering new markets in which we have no or limited direct prior experience, difficulties in managing novel challenges in markets we have no or limited direct prior experience, and difficulties in achieving the synergies we anticipated.
In addition, we incur costs associated with potential acquisitions that we pursue or fail to close, including as a result of litigation related to a failed transaction. We also may need to expend resources to ensure target and acquired centers are operating in compliance with regulatory and contractual requirements, as well as any corrective action plans. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire, and successfully integrate the acquired center, including particularly when acquired centers operate in new geographic markets, could materially and adversely impact our growth strategies, financial condition and results of operations.
Further, laws governing the review and approval of healthcare transactions could limit our ability to successfully complete acquisitions. Several states, including California, New Mexico, and Colorado have adopted laws focused on competition, quality, access, and cost that either authorize state agencies to review and approve certain healthcare transactions, or require notice prior to certain healthcare transactions, such as in California (requiring notice to the office of Health Care Affordability with certain transactions referred to their attorney general for further review) or New Mexico (requiring approval for certain transactions involving acquisitions and other changes in control of hospitals, including formation of a partnership or joint venture that results in an indirect change). Many other states, including Pennsylvania where several bills have been proposed, are currently voting on or considering similar legislation. These notices and approvals typically require a substantial amount of information, including supporting documentation. While certain of these proposed bills and restrictions are targeted at physician and dental practice management, they reflect a broader trend of increased regulatory scrutiny of healthcare transactions, which could negatively affect our ability to grow our business. These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, issue common stock that would dilute our current shareholders’ percentage ownership or incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on our operating results. Acquisitions, joint ventures and strategic investments also involve numerous other risks, including potential exposure to assumed liabilities, as well as undetected internal control, regulatory or other issues, or unanticipated additional costs.
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
Additionally, participant enrollment for PACE is ongoing each month and requires states to verify eligibility, a process which can result in delays in enrollment. We have experienced, and continue to experience, an increase in gaps of eligibility for both new enrollments and Medicaid redetermination applications due to processing delays and other enrollment and redetermination procedures that vary by State and county. While participants continue to receive care and remain enrolled with us during the redetermination process, the effect of such delays temporarily halts Medicaid revenue related to any closed application and simultaneously increases our risk of revenue recovery. The OBBBA, signed into law on July 4, 2025, generally requires redetermination to occur at least every 6 months instead of annually. As a result, enrollment delays may increase, due to insufficient staffing to handle the higher volume of work, and, if the additional redetermination requirement applies to our participants, the risk of revenue recovery may increase for those of our participants subject to such additional redetermination. In the State of California, processing delays resulted in lower estimated per member, per month (“PMPM”) amounts during fiscal year 2025, which triggered a negative adjustment for prior PMPM estimates and also reduced the reimbursements we received from the State. Even though our results of operations have not suffered a material adverse effect from these delays, there is no guarantee that further delays may not adversely impact our results.
A shortage of clinicians combined with an aging population creates increased demand on the limited number of existing residential facilities. As a result, the access of our participants to such facilities is uncertain, as such facilities may prioritize private payors or may be unable to accept participants at pre-determined rates. If we are unable to access residential facilities, we could be unable to retain existing participants who require such facilities.
Our overall business results have been, and we expect will continue to be, impacted by ongoing macroeconomic and industry-related challenges, including labor shortages, labor competition, inflation, tariffs and trade disputes.
Macroeconomic and industry challenges, including uncertainty surrounding trade tensions and supply chain disruptions, labor shortages, labor competition and high inflation, have impacted and we expect will continue to impact our business operations and our overall business results. The healthcare sector continues to experience workforce shortages, particularly in geriatrics, primary care and direct care roles, as well as a complex set of challenges in hiring additional professionals due to higher demand for healthcare services and systemic challenges related to workforce training and the pipeline of qualified professionals. We compete with other healthcare providers, primarily hospitals and other centers, and home health care providers in attracting physicians, nurses and medical staff to support our centers, and recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our centers.
Furthermore, high inflation has increased the cost of living, and consequently, wage pressure for healthcare professionals, which has contributed to an increasingly competitive labor market. Increased wage pressure for healthcare professionals is also impacted by certain laws and regulations, such as the adoption of California Senate Bill No. 525 (“SB 525”), which raised minimum wage for many California healthcare workers and impacted many of our contractors and other third-party providers. As a result of competition generated by SB 525 and other California market conditions, we received rate increases from third party vendors, including those providing home health services and care partner services, increasing our cost of care in California. We also increased our wages for impacted healthcare workers and other comparable market positions in the California market. Because the vast majority of our revenue consists of prospective monthly capitated, or fixed, payments per participant, our ability to pass along increased costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected.
If labor market conditions disrupt our ability to recruit healthcare professionals, we may not be able to execute our growth plan and grow capacity in our existing centers or open de novo centers or we may have to do so at costs higher than originally budgeted, which, in turn, could increase our capital needs during a time of high interest rates and when conditions in the credit and capital markets are volatile. Cost of care and related cost per participant increased for fiscal year 2025 compared to 2024, partially as a result of higher wage rates. In addition, labor relations matters could have a material adverse effect on our business. Certain nurses in our Pennsylvania centers (less than 1% of our total workforce) are represented by unions. If additional employees seek to unionize in the future, employees may threaten and/or engage in work stoppages and strikes and our labor costs may materially increase.
We rely on both domestic and international suppliers for medical equipment and supplies, including pharmaceuticals used in our business. U.S. tariff announcements, retaliatory measures by other countries, and significant uncertainty surrounding trade tensions may result in higher prices for medical and other supplies and lead to supply chain disruptions and additional costs. Factors arising from supply chain challenges such as raw material shortages, longer lead times, and increased transportation expenses may affect our ability to grow our business effectively and may pose risks to our ability to acquire essential medical supplies in a timely and efficient manner. The degree to which tariffs affect the global supply chain and our business will depend on their timing, duration and magnitude, which may be changed at any time and with little or no prior notice.
Additionally, the healthcare industry is subject to shifting political priorities and initiatives. As our stakeholders have evolving, varied, and sometimes conflicting expectations regarding political positions, we may experience adverse reactions from some of our stakeholders for positions we take on, and advocacy for, Medicare and Medicaid in the future.
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
We have faced and continue to face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits have required and may in the future require corrective actions and have resulted in adverse findings that have negatively affected and continue to affect our business, including our results of operations, liquidity, financial condition and reputation.
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
Starting in 2021, we underwent federal and state audits in our centers in California, Colorado and New Mexico. Based on deficiencies detected in the audits, CMS and regulatory authorities in the states of California and Colorado suspended new enrollments at our Sacramento center and our centers in Colorado. We were released from the enrollment sanctions in 2023. As previously disclosed, in October 2023, CMS and the DHCS conducted a joint routine audit of our Sacramento center and DHCS is currently conducting a medical review of our San Bernardino center, which commenced in March 2024. In response to both of these matters, DHCS suspended its state-required attestations for our planned de novo centers in California. There is no guarantee that such attestations will be reinstated or that similar situations will not occur in the future. Audits have and will continue to increase our regulatory compliance costs and have required and may require further change to our business practices, which could negatively impact our participant and revenue growth. Managing audits, even if we achieve favorable outcomes, is costly, time-consuming and diverts management’s attention from our business.
Our centers will continue to be subject to federal and state audits, and there is no guarantee that future audits will not find deficiencies similar to, or different from, the ones found in connection with prior audits.
In general, inspections, reviews, audits, requests for information or investigations with adverse findings, and in particular the audits described above, have resulted in and may further result in:
•temporary or permanent enrollment sanctions in the affected center(s), as was the case with our Sacramento, California center and our centers in the State of Colorado in 2021;
•refunding amounts we have been paid by the government;
•state or federal agencies imposing corrective action plans, fines, penalties, training, policies and procedures, monitoring, and other requirements;
•temporary suspension of payments;
•debarment or exclusion from participation in federal healthcare programs;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation;

•the revocation of a center’s license or suspension of state attestations to open de novo centers, such as the case with our Downey and Bakersfield, California centers; and
•loss of certain rights under, or termination of, our contracts with government payors.
Any of the results noted above have had and could have material adverse effects on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits, requests for information or investigations are significant. If we are unable to effectively remediate the deficiencies raised by any audits, implement corrective action plans, or otherwise satisfy the regulators’ concerns, we could be subject to new sanctions, and our business, financial results and operations could be adversely impacted.
We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.
We are party to lawsuits and legal proceedings from participants, employees, or other third parties for various actions. These matters are often expensive and disruptive to our business operations. We face and may in the future face allegations, lawsuits, including class actions, and regulatory inquiries, requests for information, audits and investigations regarding care and services provided to participants, the FCA, data privacy, security, labor and employment, securities laws, consumer protection or intellectual property. We also have faced and may in the future face allegations or litigation related to our potential and completed acquisitions, securities issuances or business practices, including contract claims and public disclosures about our business. We are currently party to a stockholder lawsuit asserting derivative claims for breach of fiduciary duty generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of our centers and alleged misstatements in our public filings relating to those matters. Additionally, we are currently a party to an arbitration proceeding initiated by our former pharmacy services vendor asserting claims for breach of contract and breach of confidentiality, non-renewal and termination of its services agreements. We are currently unable to predict the outcome of these matters. See Part I, Item 3 “Legal Proceedings” for more information.
Litigation and regulatory proceedings are protracted and expensive, and the results are difficult to predict. Certain of these matters include claims for substantial or indeterminate amounts of damages and may include claims for injunctive relief. Additionally, our litigation costs are and will continue to be significant. Adverse outcomes with respect to the legal proceedings described above or other litigation may result in significant settlement costs or judgments, penalties, fines and sanctions. For example, in June 2025, the Company and the other defendants entered into a settlement agreement to resolve the securities class action lawsuit with plaintiffs who alleged violations of the Securities Act and the Exchange Act in exchange for a payment by the Company of $27.0 million, of which— after adjusting for the settlement amounts to be paid directly by the Company's insurers—the Company’s share was $10.1 million. Managing legal proceedings, regulatory inquiries, litigation and audits, even if we achieve favorable outcomes, is costly, time-consuming and diverts management’s attention from our business.
The results of regulatory proceedings, investigations, inquiries, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters require significant judgment and assumptions. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, cause harm to our reputation, business, financial condition, results of operations and the market price of our common stock.
We are also subject to lawsuits under the FCA and comparable state laws for submitting allegedly fraudulent, inadequately supported or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential healthcare fraud and abuse.
As previously disclosed, in July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. We continue to fully cooperate with the Attorney General. In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. In October 2024, the Company received a civil investigative demand from the DOJ under the Federal False Claims Act on similar subject matter as the 2022 investigation. The Company is fully cooperating with the DOJ. We are currently unable to predict the outcome of these investigations. See Part I, Item 3 “Legal Proceedings” for more information.

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
Although we maintain third-party professional liability insurance coverage, certain claims against us may exceed the coverage limits of our insurance policies, such as the securities class action lawsuit discussed above. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, regardless of merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline.
Under our PACE contracts, we assume all of the risk that the cost of providing services will exceed our compensation.
Approximately 99.8% of our revenue for each of the years ended June 30, 2025 and 2024, was derived from capitation agreements with government payors in which we receive fixed PMPM fees. While there are variations specific to each agreement, we generally contract with government payors to receive a fixed PMPM fee to provide or manage all healthcare services a participant may require while assuming financial responsibility for the totality of our participants’ healthcare expenses. This type of contract is often referred to as an “at-risk” or a “capitation” contract.
To the extent that our participants require more care than is anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed the underlying capitation payments received, we will not be able to correspondingly increase our capitated payments and thus we could suffer losses with respect to such agreements.
Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses, execute or realize the benefits of our clinical value initiatives and operational value initiatives, and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Medicare and Medicaid expenses of our participants may be outside of our control in the event that participants take certain actions, such as emergency room visits or preventable hospital admissions, that increase such expenses.
Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:
•the health status of participants requiring higher levels of care, such as nursing home care, or higher incidents of hospitalization;
•higher than expected utilization of new or existing healthcare services;
•more frequent catastrophic medical cases (e.g. transplants);
•an increase in the cost of healthcare services and supplies, whether as a result of inflation, wage increases, purchases of vaccines and personal protective equipment as a result of a pandemic or epidemic, other health emergencies, or otherwise;
•emergence of new high-cost medications to treat conditions that are common in our population, such as new treatments for Alzheimer’s Dementia;
•changes to mandated benefits or other changes in healthcare laws, regulations and practices at both the federal and state levels;
•increased costs attributable to specialist physicians, hospitals, and ancillary providers;
•changes in the demographics of our participants and medical trends;

•contractual or claims disputes with providers, hospitals or other service providers;
•the occurrence of catastrophes, health emergencies, including epidemics or pandemics or acts of terrorism; and
•the reduction of government payor payments.
We have experienced, and expect to continue experiencing, increased costs and expenditures in the future.
In fiscal year 2025, while we continued several initiatives intended to lower certain of our costs, we also made, and expect to continue making, significant investments in growing and transforming our business, including through the implementation of Company-wide transformation initiatives (focused on managing cost trends, operational excellence and high quality care for participants) increasing our participant base, building capabilities to increase our sophistication as a payor to drive clinical value, expanding our operations through acquisitions, hiring additional employees for growing or new centers, and introducing or improving technology. As a result of these increased expenditures, we may not succeed in increasing our revenue sufficiently to improve our profit margins. We finance our operations principally from revenue from our participant services and the incurrence of indebtedness. We may not continue to generate positive cash flow from operations or have access to sufficient capital, and our variable results may make it difficult for you to rely on our historical results as indicative of future performance. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing and highly regulated industries, including increasing expenses as we continue to grow our business.
Our operating expenses have increased, and we expect them to continue to increase, over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, reimagine key operational areas through technology, and continue to provide services to an increasing number of participants in furtherance of our clinical and operational initiatives. If we are not able to execute or realize the benefits of our clinical and operational value initiatives, our operating loss could continue to decline and we may not gain anticipated integration and efficiencies. In addition to the expected costs to grow our business, we also expect to continue to incur compliance costs, as a result of audits and maintaining high quality of care across our centers, as well as additional legal, accounting and other expenses as we continue to operate as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, our profitability could continue to decline. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our shareholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Accordingly, we may not be able to be profitable or improve our income in the future, which could negatively impact the value of our common stock.
Our revenues and operations are dependent upon a limited number of government payors, particularly Medicare and Medicaid.
Our operations are dependent on a limited number of government payors, particularly Medicare and Medicaid, with whom we directly contract to provide services to participants. We generally manage our contracts on a state-by-state basis, entering into a separate contract in each state. When aggregating the revenue associated with Medicare and Medicaid by state, Colorado, California and Virginia accounted for a total of approximately 86.4% and 84.3% of our capitation revenue for the years ended June 30, 2025 and 2024, respectively.
Based on our current business structure and market conditions, we expect that the majority of our revenues will continue to be derived from a limited number of key government payors. As a result, we depend on federal funding, the financial condition of the states in which we operate, and each state’s commitment to its PACE program. Government-funded healthcare programs in the states in which we operate face a number of risks, including higher than expected healthcare costs and lack of predictability of tax basis and budget needs. As the states respond to market dynamics and financial pressures, and as government payors make strategic budgetary decisions in respect of the programs in which they participate, certain government payors, including CMS and state Medicaid agencies, may seek to renegotiate or terminate their agreements with us. Any reduction in the budgetary appropriations for our services, whether due to fiscal constraints from a recession or economic downturn, emergency situations such as pandemics, changes in policy or otherwise, could result in a reduction in our capitated fee payments, changes to the scope of services, or even the loss of contracts, any of which could negatively impact our revenues, business and prospects.
The Trump Administration has called for a reduction in expenditures across the government, including at HHS, the FDA, the National Institutes of Health, CMS and related agencies. Implementation of efficiency directives, such as those issued by the Department of Government Efficiency (DOGE), and actions presently directed by executive order could decrease federal spending related to healthcare and create policy changes that could harm our business. These actions may, for example, include directives to reduce agency workforce and rescinding a Biden Administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending.
Further, the OBBBA, makes several changes that impact Medicare, Medicaid and PACE providers. OBBBA mandates significant reductions in federal Medicaid spending, with the Congressional Budget Office estimating a decrease of $1 trillion over the next decade. The OBBBA also introduces new work requirements for Medicaid recipients aged 19 to 64, necessitating at least 80 hours per month of work, education, or volunteer activities, unless they qualify for certain exemptions. The OBBBA also narrows Medicaid eligibility for qualified immigrants. States will be required to conduct eligibility verifications of Medicaid enrollees in the expansion population every six months (unless otherwise exempt), increasing from the previous annual requirement. These changes may lead to decreased Medicaid enrollment among existing and prospective PACE participants, potentially reducing our funding and decreasing margins. OBBBA also introduces cost-sharing measures, requiring Medicaid beneficiaries with incomes between 100% and 138% of the federal poverty level to pay up to $35 per service for certain healthcare services. As a result, eligible participants could be deterred from enrolling in or continuing enrollment with PACE programs, possibly impacting our ability to retain or increase our participant base. With the federal funding cuts, and states being prohibited from increasing provider taxes to finance their share of Medicaid spending, states may also face budgetary pressures. These budgetary pressures may potentially lead to reductions in certain optional Medicaid benefits, reductions in the workforce for the government entities that oversee and administer Medicaid and PACE, causing delays, and downward pressure on rates, including our capitated fee payments. State-level decisions on benefit coverage could adversely affect or limit the comprehensiveness and quality of care we provide. Finally, the new requirements will necessitate adjustments in our administrative processes to ensure compliance with more frequent eligibility verifications and other reporting standards mandated by federal and state regulatory agencies. Failure to adapt promptly could result in regulatory penalties, sanctions, or loss of funding. Until we know the full scope of the impact of the OBBBA and other policy changes made by the Trump Administration, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know the extent of any direct or indirect impact on us.
In addition, government payors may generally adjust certain terms of our agreements with them from time to time and may terminate their contracts with us upon the occurrence of certain events. Such events include inspections, reviews, audits, requests for information or investigations with adverse findings, as well as situations in which state or federal funds are not appropriated at sufficient levels to fund our contracts or PACE programs in general. Government payors, such as CMS and state Medicaid agencies, may also exercise their regulatory authority to terminate, suspend or cancel our contracts, in whole or in part, for cause in the event of our noncompliance with applicable statutory, regulatory, or contractual requirements, or if we are debarred or suspended from providing services by state or federal government authorities. CMS, as the federal agency responsible for oversight of Medicare and PACE programs, may also impose regulatory sanctions for noncompliance with federal requirements, including but not limited to the suspension of participant enrollment, civil monetary penalties, or contractual termination. The imposition of such sanctions has in the past affected and could in the future adversely affect our operating results and our ability to pursue our growth strategies. The sudden loss of any of our government contracts, entry into a government contract with unfavorable economic terms or the renegotiation or adjustment of any of such contracts to include unfavorable terms could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with government payors in respect of the services we provide and the terms of our agreements.
See also Item 1A. Risk Factors, “Risks Related to Our Business-We conduct a significant percentage of our operations in the State of Colorado and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.”
Reductions in PACE reimbursement rates or changes in the rules governing PACE programs could have a material adverse effect on our financial condition and results of operations.
We receive nearly all of our revenue through the PACE program, which accounted for 99.8% of our revenue for each of the years ended June 30, 2025 and 2024. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE funding, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits, services or treatments under programs without adequate funding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The PACE programs and their respective reimbursement rates, payment structures and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the PACE rates at which we are compensated for our services. Budget pressures can lead federal and state governments to reduce or place limits on reimbursement rates and payment structures under PACE. For example, the budget constraints caused by recent federal funding cuts and impact of the OBBBA may lead federal and state governments to reduce or limit reimbursement amounts or rates under the PACE program. Implementation of these and other types of measures has in the past and could in the future result in reductions in our revenue and operating margins, the extent of which would depend on the specific measures implemented. Legislation enacted in 2011 requires CMS to sequester or reduce all Medicare payments, including payments to PACE organizations, by two percent per year beginning on April 1, 2013, and this sequestration has been extended through fiscal year 2032 for Medicare benefit payments. We cannot predict what other deficit reduction, other payment reduction or budget enforcement initiatives may be proposed by Congress, which could impact our business, including whether Congress will attempt to increase, restructure or suspend sequestration.
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
The claims and encounter records that we submit to government payors involve data that support the RAF scores attributable to participants. These RAF scores determine the payment we are entitled for the provision of medical care to such participants. The data submitted to CMS is based on diagnosis codes and medical charts that our employed, contracted and noncontracted providers identify, record and prepare. Any issues with recording and documenting identified medical conditions could adversely impact Medicare RAF scores and our resulting revenue for future periods. CMS periodically audits PACE organizations’ risk adjustment submissions. The submission of inaccurate, incomplete or erroneous data could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We could be required to refund a portion of the revenue that we received, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments. From time to time, we may experience reconciliation issues as government payors modify or adopt new systems.
If CMS seeks repayment from us for payment adjustments as a result of its audits, we could also be subject to liability for penalties for inaccurate or unsupportable RAF scores provided by us or our providers. In addition, we could be liable for penalties to the federal government under the FCA, which may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. As of January 15, 2025, the minimum FCA penalty increased from $13,946 to $14,308 per claim. The maximum penalty has increased from $27,894 to $28,619 per claim. There is a high potential for substantial penalties in connection with any alleged FCA violations.

Elements of the risk adjustment mechanism continue to be challenged, reevaluated and revised by the U.S. DOJ, the OIG and CMS. On February 1, 2023, CMS published the Medicare Advantage RADV Program Final Rule, effective April 3, 2023, which allows CMS to extrapolate Risk Adjustment Data Validation (“RADV”) audit findings beginning with payment year 2018. On May 21, 2025, CMS announced a significant expansion of its RADV auditing: all eligible MA plans will now be audited annually, rather than a limited subset, and CMS intends to complete its backlog of RADV audits for payment years 2018 to 2024 by early 2026. Each audit will also review a larger sample of records, increasing the administrative burden and potential for recoupment. If CMS recovers overpayments from MA plans, those plans may seek to recover payments from us that the plans believe are attributable to risk adjustment data. These developments generally increase the risk of payment recoupment and compliance exposure for organizations participating in Medicare Advantage arrangements, like us.
There can be no assurance that a PACE organization, including us, will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to CMS is accurate and supportable. Substantial changes in the risk adjustment mechanism, including changes that result from enforcement or audit actions, could materially affect our capitated reimbursement. For example, CMS released an updated PACE Medicaid Capitation Rate Setting Guide, effective January 1, 2025, which clarifies and expands requirements for state development and documentation of PACE Medicaid capitation rates. Under this new guidance, states must provide more detailed supporting data and methodologies when submitting proposed rates to CMS for approval.
State and federal efforts to reduce healthcare spending could adversely affect our financial condition and results of operations.
Most of our participants are dually eligible, meaning they are qualified for coverage under both Medicare and Medicaid when enrolled in our PACE program, and nearly all our revenue is derived from government payors. Medicaid is a joint federal and state funded program for healthcare services for low income as well as certain higher-income individuals who qualify for nursing home level of care. Under broad federal criteria, states establish rules for eligibility, services and payment. PACE programs are administered at the state level and are financed by both state and federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This increase, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Due to budget decisions and constraints, which can be unpredictable and influenced by shifting political and economic priorities or the result of macroeconomic conditions, including a potential recession, we may experience negative Medicaid capitated rate payment pressure from certain states where we operate, such as Colorado, where we conduct a significant percentage of our operations.
In addition, as part of past attempts to repeal, replace or modify the ACA and as a means to reduce the federal budget deficit, there have in recent years been congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes or others are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts or on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the ACA. We expect state and federal efforts to reduce healthcare spending to continue for the foreseeable future.
We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our future success depends largely upon the services of our executive officers, senior management team and other key employees. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing and general and administrative functions. Our employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, the members of our senior management team, or other key employees, could disrupt or otherwise harm our business.

If certain of our suppliers do not meet our needs, if we are not reimbursed or adequately reimbursed for medical products we purchase or if we are unable to effectively access new technology or medical products, our ability to effectively provide the services we offer could be negatively impacted.
We have significant suppliers that may be the sole or primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including as a result of price increases, a product recall, product shortage or other supply chain issues (including as a result of trade tensions), or a dispute, and we are not able to find adequate alternative sources, our business, results of operations, financial condition and cash flows could be materially adversely impacted. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in the availability of superior products. If we are not able to access superior products or new medical products, including biopharmaceuticals or medical devices, on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face attrition with respect to our participants or healthcare providers and other personnel and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We recently completed the acquisition of certain pharmacy assets and we have no previous experience managing our own pharmacy services.
In January 2025, we completed the acquisition of certain pharmacy assets from TRHC and entered into a services agreement with TRHC to provide management services to our pharmacy business with an initial term of five years. We have no previous experience in the pharmacy business and may encounter significant problems as a result of our failure to foresee the challenges of providing pharmacy services. If our assumptions regarding risks and uncertainties that we used to plan our pharmacy business are incorrect or change as we gain more experience operating the business or due to changes in the industry, or if we do not address these challenges successfully, our operating and financial results could suffer materially. Further, we may not be able to realize the cost benefits we expect from operating our own pharmacy subsidiary due to changes in reimbursement or for other reasons. Our pharmacy business also subjects us to additional extensive federal, state, and local regulation governing various aspects of the business, including the distribution and dispensing of drugs; licensure of facilities and professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling consumer disclosures; interactions with prescribing professionals; supply chain security; as well as additional requirements of various governmental authorities, including state boards of pharmacy and the U.S. Consumer Product Safety Commission. The failure to adhere to any of these laws and regulations may expose us to severe civil and criminal penalties.
If we fail to manage our operations effectively, we may be unable to execute our business plan, maintain effective levels of service and participant satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, organizational change and growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure continues to become more complex as we grow and expand our operational, financial and management controls, as well as our reporting systems and procedures as a public company. We may require significant capital expenditures and the allocation of valuable management resources to grow and evolve our operational and financial operations. We must ensure our personnel have the necessary licenses and competencies and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and efficient manner. In fiscal year 2025, our participant base grew by 10.3% compared to the prior fiscal year, and we intend to continue focusing on growing our participant base as part of our growth strategy. If we fail to effectively manage our potential growth or fail to ensure that the level of care and services provided by our employees complies with regulatory and contractual requirements and levels of patient service and satisfaction, our brand and reputation, could suffer, adversely affecting our ability to attract and retain participants and employees and could also lead to corrective actions or sanctions.
The healthcare industry is highly competitive and, if we are not able to compete effectively, our business could be harmed.
We compete directly with national, regional and local providers of healthcare for participants and clinical providers, including new or growing participants and providers. We also compete directly with payors, such as with Medicare Advantage Special Needs Plans, and other alternate managed care programs for participants. Some of our competitors may have greater brand recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Further, our current or potential competitors may be acquired by third parties with greater available resources. Competing providers may also offer different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current participants, potential participants and referral sources. For example, additional offerings by MA, particularly for dual eligible seniors, and other competitors during 2025 resulted in higher than expected disenrollments during fiscal year 2025. Furthermore, to the extent that competitive forces cause our budgeted routine capital expenditures to increase in the future beyond the amounts we set to keep them competitive, our financial condition may be negatively affected. In addition, our contracts with government payors are not exclusive for PACE programs in California, and competitors in California could seek to establish contracts with the state Medicaid agency and CMS to serve PACE eligible participants in our service areas. For example, the service area for our Sacramento, California center overlaps with an existing PACE program in the region. Additionally, as we continue expanding into new geographies, we may encounter competitors with stronger local community relationships or brand recognition, which could give those competitors an advantage in attracting new participants. Individual physicians, physician groups and companies in other healthcare industry segments, some of which have greater financial, marketing and staffing resources, may become competitors in providing healthcare services, and this competition may have a material adverse effect on our business operations and financial position.
Our presence is currently limited to six states, with a significant percentage of our operations in the State of Colorado. As a result, we are particularly susceptible to regulatory issues and reduction in budget appropriations for our services or any other adverse developments in that state.
We currently operate in California, Colorado, Florida, New Mexico, Pennsylvania and Virginia. For the year ended June 30, 2025, almost half of our consolidated revenue was driven by our businesses in Colorado, with 43% of our consolidated revenue derived from contracts specifically with government agencies in the State of Colorado. Accordingly, any regulatory issues and developments in the six states, and particular in Colorado such as a reduction in Colorado’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, emergency situations, such as pandemics, changes in policy or otherwise, have resulted and could in the future result, in a reduction in our capitated fee payments and possibly the loss of contracts, and materially adversely impact our results. Further, our concentrated operations limit our ability to mitigate many of the risks described in these risk factors by a diversification of geographic focus.
In order to continue expanding our operations to other regions of the United States, we devote significant resources to identifying and exploring perceived opportunities. Thereafter, we have to, among other things, recruit and retain qualified personnel, develop and grow new centers and establish new relationships or contracts with physicians and other healthcare and services providers. In addition, we are required to comply with laws and regulations of states that may differ from the ones in which we currently operate, and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to expand our operations in new geographic markets.
Security breaches, loss of data and other disruptions, including disruptions in our disaster recovery systems, have in the past and could in the future compromise sensitive information related to our business or our participants, or prevent us from accessing critical information and expose us to liability, and could adversely affect our business and our reputation.
Our information technology systems facilitate our ability to conduct our business. In the ordinary course of our business, we create, receive, maintain, transmit, collect, store, use, disclose, share and process (collectively, “Process”) sensitive data, including PHI/PII relating to our employees, participants and others. We also contract with third-party service providers to Process sensitive information, including PHI/PII, confidential information and other proprietary business information. We manage and maintain PHI/PII and other sensitive data and information using both on premise and cloud-based systems. Third-party service providers that serve our participants Process PHI/PII data either in their own on-site systems, at managed or co-located data centers, or in the cloud.
We are highly dependent on information technology networks and systems, including our Electronic Medical Records (“EMR”) system and Epic to securely Process PHI/PII and other sensitive data and information. Security breaches or disruptions of this infrastructure, whether ours or of our third-party service providers, including physical or electronic break-ins, computer viruses, ransomware or other cybersecurity incidents, attacks by hackers and similar breaches, weather-related disruptions, and employee or contractor error, negligence or malfeasance, have occurred in the past, and have in the past and could in the future, create system disruptions, shutdowns or unauthorized access, acquisition, use, disclosure or modifications of such data or information, and could cause PHI/PII to be accessed, acquired, used, disclosed or modified without authorization, to be made publicly available, or to be further accessed, acquired, used or disclosed.

We use third-party service providers for important aspects of the Processing of employee and participant PHI/PII and other confidential and sensitive data and information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI/PII and other sensitive data and information that we and our service providers Process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We have implemented certain administrative, physical and technological safeguards through our Cybersecurity Program to address these risks; however, such policies and procedures may not address certain HIPAA requirements or address situations that could lead to increased privacy or security risks. However, some PACE organizations that we have acquired in the past or may acquire in the future may not have implemented such agreements with their third-party service providers, which may expose us to legal claims or proceedings, liability, and penalties. We may be required to expend significant capital and other resources to protect against security breaches, to safeguard the privacy, security, and confidentiality of PHI/PII and other sensitive data and information, to investigate, contain, remediate, and mitigate actual or potential security breaches, and/or to report security breaches to participants, employees, regulators, media, credit bureaus, and other third parties in accordance with applicable law and to offer complimentary credit monitoring, identity theft protection, and similar services to participants and/or employees where required by law or otherwise appropriate. Cyber-attacks are becoming more sophisticated including with the use of artificial intelligence, and frequent, and we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures against them or to prevent future attacks. The prevalence of smart/handheld devices and the remote work environment has increased these risks. We exercise limited control over our third-party service providers and, in the case of some third-party service providers, may not have evaluated the adequacy of their security measures, which increases our vulnerability to problems with services they provide.
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

Due to uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. It is possible that our estimates of this type of claim may be excessive or inadequate in the future and we may be obligated to repay certain amounts to CMS. In such event, our results of operations would be adversely impacted. Further, the inability to estimate these claims accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results of operations.
In addition, our operational and financial results vary depending upon the time of year in which they are measured. For example, medical costs vary seasonally depending primarily on the weather because certain illnesses, such as the influenza, COVID-19 and respiratory syncytia viruses, are far more prevalent during colder months of the year. Historically, we have seen higher levels of per-participant medical costs in the second and third quarters of our fiscal year.
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
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, as well as weather and other factors, have affected, and could in the future adversely affect our business.
Any future pandemic, epidemic or outbreak of an infectious disease may adversely affect our business if one or all of the geographies we serve is affected by such outbreak, particularly at the onset of any such outbreak before response protocols have been developed. Specifically, if our participants fall ill due to an outbreak, such as during the COVID-19 pandemic, we may experience a high level of unexpected deaths, increased costs, difficulties adhering to the complex government laws and regulations that apply to our business (including difficulties enrolling participants), and other effects, including a loss of revenue, negative publicity, litigation and inquiries from government regulators.
In addition, our results of operations have been, and may in the future be, negatively impacted by adverse conditions affecting our centers, including severe weather events such as tornadoes, hurricanes and widespread winter storms, floods, fires, earthquakes, power losses, violence or threats of violence or other factors beyond our control that cause disruption in provision of participant services, displacement of our participants, employees and care teams, or force certain of our centers to close temporarily. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In certain geographic areas, we have a large concentration of centers that may be simultaneously affected by health emergencies, adverse weather conditions or other events. Our future operating results may be adversely affected by these and other factors that disrupt the operation of our centers.
Risks Related to Regulation
Allegations that we have failed to adhere to all of the complex government laws and regulations that apply to our business have had, and could in the future have, a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
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

•the federal civil false claims laws, including the FCA and associated regulations, which impose civil penalties through governmental, whistleblower or qui tam actions, on individuals or entities for, among other things, knowingly submitting false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a claim paid. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties ranging from $14,308 to $28,619 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
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
•federal and state laws regarding the collection, use disclosure and protection of personal identifiable information, or PII, and protected health information, or PHI (e.g., HIPAA and the CCPA), and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials, and many other applicable state and federal laws and requirements;
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
Federal and state manuals, policies, and other guidance may affect our operations.
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
We endeavor to comply with all legal requirements, including structuring our relationships with physicians, providers, and other third parties to comply with state and federal anti-kickback laws and other applicable healthcare laws. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations, and any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. We may face penalties, including penalties under the FCA, if we fail to report and return government overpayments within 60 days of when the overpayment is identified and quantified. See Item 1A. Risk Factors, “Risks Related to Our Business--We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.” Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid, and other federally funded healthcare programs. Moreover, following amendments to the federal Anti-Kickback Statute under the ACA, claims that are implicated by Anti-Kickback Statute violations are also subject to liability under the FCA, including qui tam or whistleblower suits. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.
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
Federal, state, and local legislative bodies frequently pass legislation and administrative agencies promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, we expect a continued increase in government oversight and regulation of the healthcare industry. We cannot assure our shareholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business.
Since nearly all of our revenue is derived from government payors, we are continually subject to regulatory changes. Federal and state legislators routinely introduce and consider proposed legislation that would impact Medicare, Medicaid, and PACE funding and operations, and state and federal agencies also consider and implement regulations and guidance that impact our business. For example, the OBBBA includes provisions that would significantly reduce federal Medicaid spending over the next decade through new work requirements for Medicaid recipients aged 19 to 64, increase the frequency of eligibility verifications of Medicaid enrollees, introduce cost-sharing measures for Medicaid beneficiaries, and reduce funding for long-term care and home- and community-based services. See “Risk Factors—If we are unable to attract new participants and retain existing participants, our revenue growth will be adversely affected” and “Risk Factors—Our revenues and operations are dependent upon a limited number of government payors, particularly Medicare and Medicaid.” Additionally, changes in the leadership of federal agencies under the Trump Administration may also lead to new policies and changes in such agencies’ regulations and operations. Similarly, changes in private payor reimbursement policies could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition and result of operations. We cannot predict with certainty the impact that any particular federal and state healthcare legislation or regulation will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities or result in reduced payment rates, any of which could adversely affect our business, financial condition, and results of operations.
There can be no assurance that regulators will agree that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations or that we will be able to successfully address changes in the current legislative and regulatory environment. Moreover, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.
Some of the states in which we currently operate, as well as states in which we may operate in the future, have laws that prohibit business entities, such as us, from practicing medicine, employing physicians or other clinicians to practice medicine, exercising control over medical decisions by physicians or other clinicians or engaging in certain arrangements, such as fee-splitting, with physicians or other clinicians (such activities generally referred to as the “corporate practice of medicine”). In some states, these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. For example, in Pennsylvania, the statutes that pertain to the employment of healthcare practitioners by healthcare centers do not explicitly include a PACE organization in the list of healthcare centers by which a healthcare practitioner may be employed. While we endeavor to comply with state corporate practice of medicine laws and regulations as we interpret them, the laws and regulations in these areas are complex, changing, and often subject to varying interpretations. The interpretation and enforcement of these laws vary significantly from state to state.
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
Numerous state and federal laws and regulations, govern the collection, dissemination, use, disclosure, destruction, retention, privacy, confidentiality, security, availability, integrity and other processing of PHI/PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, which includes the Company, and the business associates with whom such covered entities contract for services. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service for or on behalf of a covered entity involving the use or disclosure of PHI. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.
HIPAA imposes mandatory penalties for certain violations. Under a notice of enforcement discretion issued by HHS in 2019 and annually adjusted by the HHS, penalties for violations of HIPAA and its implementing regulations start at $100 (not adjusted for inflation) per violation and are not to exceed approximately $63,000 (not adjusted for inflation) per violation, subject to a cap of approximately $1.9 million (not adjusted for inflation) for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
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
In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of individually identifiable information. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the CCPA provides certain exceptions for PHI, but is still applicable to certain PII we process in the ordinary course of our business. The effects of the CCPA are wide-ranging and afford consumers certain rights with respect to PII, including a private right of action for data breaches involving certain personal information of California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of this state legislation on our business as additional information and guidance becomes available. Efforts at the federal level to enact similar laws have been ongoing. As new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to implement required changes in a timely manner could subject us to liability for non-compliance. Consumers may also be afforded a private right of action for certain violations of privacy laws. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to process data and may expose us to additional expense, adverse publicity, and liability. We cannot guarantee that our data privacy and security measures both internally and with our third parties will be adequate, and we may be subject to cybersecurity, ransomware or other security incidents, especially as the rapid evolution of AI leads to more complex and sophisticated attacks. Further, it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of our third-party service providers. If we or these third parties are found to have violated such laws, rules or regulations, it could result in regulatory investigations, litigation awards or settlements, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
We also publish statements to our participants that describe how we handle and protect PHI. If federal or state regulatory authorities, such as the FTC, or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. The FTC sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. Additionally, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement and could result in civil penalties or enforcement actions. Any of the foregoing consequences could seriously harm our business and our financial results.
Risks Related to Our Indebtedness and Liquidity
Our existing indebtedness could adversely affect our business.
As of June 30, 2025, we had total outstanding debt of (i) $60.0 million principal amount under the Term Loan Facility (as defined in Note 7, “Long-term Debt” to the consolidated financial statements in this Annual Report), and (ii) $2.2 million principal amount under the convertible term loan (included in “Liabilities held for sale” in the consolidated financial statements in this Annual Report). Our indebtedness requires us to use cash flows for purposes of satisfying our debt obligations. If we cannot generate sufficient cash flow to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, or on terms satisfactory to us or at all.
Additionally, our indebtedness exposes us to risks relating to fluctuations in interest rates, which can increase borrowing costs.
In addition, the Credit Agreement (as defined in Note 7, “Long-term Debt” to the consolidated financial statements in this Annual Report) contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. A breach of the covenants or restrictions under the Credit Agreement could result in an event of default under the agreement and could allow the creditors to accelerate the related debt and terminate all commitments to extend credit thereunder and could further result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment pursuant to an event of default, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it.
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
Our quarterly and annual operating results have fluctuated and may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may be driven by a variety of factors, many of which are outside of our control, including, but not limited to:
•our ability to execute our growth strategy, including our ability to identify and successfully complete acquisitions and expand via de novo centers within existing and new markets;
•our inability to control expenses and increases to the cost of care, including as a result of the composition of our participant pool, macroeconomic factors such as such as labor shortages, high inflation, and health emergencies;
•the results of current and future, routine and non-routine inspections, reviews, audits and investigations under federal and state government programs and contracts, and any resulting sanctions or remediation efforts as a result of such government actions; and
•legal proceedings, enforcement actions and litigation, malpractice and privacy disputes to which we are currently and may in the future be party to.

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
Our stock price is volatile.
The price of our common stock has significantly fluctuated since our IPO. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could continue to subject the market price of our shares to wide price fluctuations regardless of our operating performance. Because we do not anticipate paying any regular cash dividends on our common stock for the foreseeable future, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which due to historic fluctuation may not occur. The trading price of our shares fluctuates in response to various factors, including:
•developments and results of audits, sanctions, investigations and litigation;
•market conditions in our industry or the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new services by us or our competitors;
•issuance of new or changed securities analysts’ reports, research or recommendations;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•regulatory or political developments;
•economic and macroeconomic conditions, including inflationary pressures, increased interest rates, trade wars, weather and public health events;
•investors’ perception of us and our prospects; and
•any default on our indebtedness.
These and other factors, many of which are beyond our control, may cause the market price and demand for our shares to fluctuate substantially. Fluctuations in the price of our shares could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares.
Our Principal Shareholders control us, and their interests may conflict with our interests and those of our other shareholders.
Our Principal Shareholders own approximately 83% of our common stock, which means that they control the vote of all matters submitted to a vote of our shareholders, which enables them to control the election of the members of the Board and all other corporate decisions. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Principal Shareholders may not always coincide with our interests or the interests of our other shareholders. Even when the Principal Shareholders cease to own shares of our common stock representing a majority of the total voting power, for so long as the Principal Shareholders continue to own a significant percentage of our common stock, the Principal Shareholders will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Principal Shareholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amend our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Shareholders continue to own a significant percentage of our common stock, the Principal Shareholders will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock. In addition, this concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant shareholders.
Additionally, we are party to a Director Nomination Agreement (defined herein) with the Principal Shareholders that provides the Principal Shareholders the right to designate: (i) all of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own at least 40% of the Original Amount (as defined therein); (ii) 40% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 40% but at least 30% of the Original Amount; (iii) 30% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 30% but at least 20% of the Original Amount; (iv) 20% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 20% but at least 10% of the Original Amount; and (v) one of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own at least 5% of the Original Amount. If TCO Group Holdings, L.P., the investment vehicle through which the Principal Shareholders hold their investment, is dissolved, then each of the Principal Shareholders will be permitted to nominate (i) up to three directors so long as it owns at least 25% of the Original Amount, (ii) up to two directors so long as it owns at least 15% of the Original Amount and (iii) one director so long as it owns at least 5% of the Original Amount. The Principal Shareholders may also assign such right to their affiliates. The Director Nomination Agreement also provides for certain consent rights for each of the Principal Shareholders so long as such shareholder owns at least 5% of the Original Amount, including for any changes to the size of our Board.
The Principal Shareholders and their affiliates engage in a broad spectrum of activities, including investments in the healthcare industry generally. In the ordinary course of their business activities, the Principal Shareholders and their affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that neither the Principal Shareholders, any of their affiliates or any of their respective directors (including any who also serve as our officers or directors) or their affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Principal Shareholders also may pursue business and investment opportunities that may be complementary to our business, and, as a result, those opportunities may not be available to us. In addition, the Principal Shareholders may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to our other shareholders.
We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, we qualify for, and intend to continue relying on, exemptions from certain corporate governance requirements. Therefore, shareholders do not have the same protections as those afforded to shareholders of companies that are subject to such governance requirements.
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
We currently utilize and intend to continue utilizing certain of these exemptions as long as they are available to us, and in the future, we could utilize additional exemptions. Accordingly, shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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
We expect to qualify as an emerging growth company until the end of fiscal year 2026, which is five fiscal years following the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which occurred in March 2021. Even after fiscal year 2026 when we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of December 31 in any given year, which would allow us to continue taking advantage of certain of these exemptions.
As a result, the information that we provide to holders of our common stock may be different than those shareholders might receive from other public reporting companies in which they hold equity interests. Investors may find our common stock less attractive as a result of reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we no longer qualify as an “emerging growth company” or a “smaller reporting company.”
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations creates legal and financial compliance costs, makes some activities more difficult, time-consuming and costly and increases demand on our systems and resources, particularly after we no longer qualify as an “emerging growth company” or “smaller reporting company.”
The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we or our auditors may conclude that we do not have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. The existence of any material weaknesses or significant deficiency in internal controls over financial reporting would require management to devote significant time and incur significant expenses to remediate any such issue. The existence of any material weaknesses or significant deficiency could cause us to reissue our financial statements, fail to meet reporting deadlines or undermine shareholders’ confidence in our reported financial statements, any of which could materially and adversely impact our stock price.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, such as disclosures related to climate emissions, and their varying interpretations, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. The application of these laws may evolve over time as new guidance is provided by regulatory and governing bodies, resulting in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

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
Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person (excluding the Principal Shareholders and any of their direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for minority shareholders to elect directors of their choosing and cause us to take other corporate actions shareholders desire, including actions that other shareholders may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for shareholders to realize value in a corporate transaction.
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
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of fiduciary duty owed by, or other wrongdoing by, any our directors, officers, employees or agents to us or our shareholders, creditors or other constituents, or a claim of aiding and abetting any such breach of fiduciary duty, (iii) any action asserting a claim against the us or any of our directors or officers or other employees arising pursuant to any provision of the DGCL or our certificate of incorporation or our Bylaws (as either may be amended, restated, modified, supplemented or waived from time to time), (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws, (v) any action asserting a claim against us or any of our directors or officers or other employees governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our shareholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and Board.
A significant portion of our total outstanding shares may be sold into the market. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
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
Our Board has in the past approved, and may in the future approve, a share repurchase program that would subject us to certain risks, which could be exacerbated because our stock is thinly traded.
Our Board has in the past, and may in the future approve, a repurchase program to repurchase shares of our common stock. A share repurchase program would not generally obligate us to acquire any common stock, and generally could be discontinued at any time. If we fail to meet any expectations related to share repurchases in conjunction with an approved share repurchase program, we may lose market and investor confidence. In addition, our common stock is thinly traded. Thinly traded stocks pose several risks for investors because they have wider spreads and less displayed size than other stocks that trade in higher volumes. Other risks posed by thinly traded stocks include difficulty selling the stock, challenges attracting market makers to make markets in the stock, and difficulty with financings. Because our common stock is thinly traded, repurchases under future repurchase programs could impact the price of our common stock on a given day or period.
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
Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing shareholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.
If we are unable to comply with the continued listing requirements of the Nasdaq, our common stock could be delisted, affecting our common stock’s market price and liquidity and reducing our ability to raise capital.
Our common stock is currently listed on Nasdaq. If we fail to satisfy the continued listing standards of Nasdaq, such as, for example, Nasdaq’s minimum bid price requirement or stockholders’ equity requirements, Nasdaq may issue a non-compliance letter or initiate delisting proceedings. If we are unable to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted, making it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Risk Management and Strategy
Our Cybersecurity Program (“Program”) is designed from a risk- and compliance-based approach for resilience and protection across our operations and the appropriate access, use, and/or disclosure of PHI and PII. Our Program employs the National Institute of Standards Technology (NIST) Cybersecurity Framework (CSF) and strategy to deliver multi-layered defenses and relevant technologies that are designed to control, audit, monitor, and protect access to sensitive information. We also leverage government partnerships, industry and government associations, third-party benchmarking, audits, threat intelligence feeds and other similar resources to inform our cybersecurity efforts and allocate resources.
We maintain our Program with physical, administrative and technical safeguards, and we maintain plans and procedures whose objective is to help us prevent and respond to cybersecurity incidents. Elements of our Program include: (i) required training for our employees (including onboarding and annual training), exercises (including advanced phishing exercises), and awareness for our employees to promote vigilance of cybersecurity risks, including those that may be exacerbated by artificial intelligence, and (ii) compliance audits and assessments, which include routine technical and non-technical audits and assessments internally and in collaboration with independent third parties at least annually. In addition, we engage various third-party consultants to assist us in assessing, enhancing, implementing and monitoring our Program and responding to incidents.
As a company managing the use and disclosure of PHI and PII, we annually undergo internal and/or third-party HIPAA Security Rule risk assessments of our administrative, physical, and technical safeguards. In addition, external assessors periodically evaluate our safeguards against multiple frameworks, including NIST CSF.
Our Program is integrated into our Enterprise Risk Management (ERM) program and includes a vendor risk management program supported by our security and compliance teams. We assess vendor cybersecurity risks according to HIPAA and NIST CSF standards and have established an oversight process which we periodically review to manage cybersecurity risks related to the products and services we procure.
During the fiscal year ended June 30, 2025, we did not identify risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business, operations, and reputation. See “Security breaches, loss of data and other disruptions have in the past and could in the future compromise sensitive information related to our business or our participants, or prevent us from accessing critical information and expose us to liability, and could adversely affect our business and our reputation” in Item 1A “Risk Factors” in this Annual Report.

Governance
While our full Board has overall responsibility for risk oversight, it has delegated primary oversight of certain risks to its committees. Our Audit Committee monitors cybersecurity risks, and the steps our management has taken to monitor and control exposures. Our Chief Information Officer (CIO) and Chief Information Security Officer (CISO) brief the Audit Committee quarterly on cybersecurity risks, updates on the regulatory and cyber landscape and significant cybersecurity events, as needed. Our Audit Committee reports to our Board on cybersecurity matters quarterly, or more often as the need arises.
We have an Information Security Team to strengthen our cybersecurity risk management activities across the Company, with its members having experience in public and private companies within the healthcare industry, as well as various cybersecurity certifications. The Information Security Team reports to our CISO who works in collaboration with our CIO, Chief Compliance Officer and General Counsel. The Information Security Team is responsible for the oversight and operation of our Program, and the management our security standards and operating procedures.
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
Item 2.    PROPERTIES
As of June 30, 2025, we operated an aggregate of 20 PACE centers, of which ten were owned and ten were leased, representing approximately 410,000 and 240,000 gross square feet, respectively. Our centers are located in 14 markets and six states.
Our principal executive offices are located in Denver, Colorado, where we own facilities totaling approximately 290,000 square feet across the state. We occupy a 69,000 square foot facility for administration, sales and marketing, technology and development and professional services in Denver, Colorado. We also own and lease properties for operational PACE centers in Denver, Colorado; Loveland, Colorado; Pueblo, Colorado; Albuquerque, New Mexico; Los Angeles, California; Sacramento, California; San Bernardino, California; Philadelphia, Pennsylvania; Charlottesville, Virginia; Newport News, Virginia; Richmond, Virginia; Roanoke, Virginia; Orlando, Florida; and Tampa, Florida. We also own and lease properties for PACE centers that are not operational. We do not have any PACE centers or properties located outside of the United States.
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
Civil Investigative Demands
In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requests information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. We continue to fully cooperate with the Attorney General. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. The demand requested information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operated as of 2022 (California, Colorado, New Mexico, Pennsylvania, and Virginia). In

December 2022, the Company received a supplemental civil investigative demand requesting supplemental information on the same matters. The Company and the DOJ have begun discussions to understand their respective positions on this matter. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
In October 2024, the Company received a civil investigative demand from the DOJ under the Federal False Claims Act on a similar subject matter. The demand requests information and documents regarding the Company's relationship as a PACE provider with residential care facilities in California, Colorado, Virginia and New Mexico, related housing costs, and enrollment practices. The Company is fully cooperating with the DOJ and has produced the requested information and documentation. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
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
In June 2025, the Company and the other defendants entered into an agreement with the plaintiffs to settle all claims in exchange for a payment by the Company of $27.0 million. The settlement agreement received preliminary approval from the District Court on June 17, 2025, and a final approval hearing has been set for November 26, 2025. After adjusting for the settlement amounts to be paid directly by the Company's insurers, the Company accrued expenses of $10.1 million representing its share of the settlement amount during fiscal year 2025. Until the District Court grants final approval of the settlement, there can be no assurances that the settlement will be completed on the terms disclosed herein or at all.
On April 20, 2022, the Board received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, Brian Hall. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On January 22, 2024, upon stipulation of the parties, the court entered an order further staying the litigation pending the close of fact discovery in the Securities Action or upon order of the Court granting a motion to lift the stay. On July 11, 2025, the parties informed the Court of the settlement agreement in the Securities Action and requested until September 10, 2025, to provide a further update. The parties are discussing a potential resolution of this matter, including a potential settlement. The Court has not established any further deadlines. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
Other Matters
On June 16, 2025, Grane Supply, Inc, d/b/a Grane Rx (“Grane Rx”), the Company’s former pharmacy services vendor, filed an amended demand for arbitration before the American Arbitration Association asserting claims for breach of contract and breach of confidentiality in connection with the Company’s non-renewal and termination of its services agreements with Grane Rx resulting from a discrete Company operational initiative. Grane Rx’s demand seeks various forms of relief, including compensatory damages and injunctive relief. An arbitrator has been appointed and the parties are currently engaged in discovery. Initial mediation took place in May 2025. A final merits hearing in front of the arbitrator is expected to occur in early 2026. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
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
Holders of Record
As of September 2, 2025, there were approximately ten stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by banks, brokers and other financial institutions. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended June 30, 2025.
Issuer Purchases of Equity Securities
Repurchases of common stock during the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
April 1 – 30, 2025	101,820	$2.92	101,820	$—
May 1 – 31, 2025	—	—	—	$—
June 1 – 30, 2025	—	—	—	$—
Total	101,820		101,820
___________________________________
(a)On June 10, 2024, the Board announced the approval of a share repurchase program authorizing the repurchase of up to $5 million of the Company’s common stock, with no expiration date. On September 26, 2024, the Company announced the Board’s authorization to increase the share repurchase program by an additional $2.5 million of the Company’s common stock. As of June 30, 2025, the repurchase authorization under the program was complete. For further information regarding stock repurchase activity, see Note 16 Share Repurchase Program to the consolidated financial statements in this Annual Report.
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
Overview
General
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. The Company served approximately 7,740 PACE participants as of June 30, 2025, making it the largest PACE provider in the U.S. based upon participants served, and operates 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
Operations
InnovAge’s programs are designed to allow frail seniors to live life on their terms by aging in place, in their own homes and communities, for as long as safely possible. Through our Program of All-Inclusive Care for the Elderly (“PACE”), we fulfill a broad range of medical and ancillary services for seniors, including in-home care services (skilled, unskilled and personal care), center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to and from the PACE center and third-party medical appointments; and care management. The Company manages its business as one reportable segment, PACE.
We are the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, dual-eligible seniors. Our programs are designed to directly address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. The purpose of our participant-centered care delivery approach is to improve the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Our participant-centered approach is led by our Interdisciplinary Care Teams (“IDTs”), who oversee all aspects of each participant’s unique care plan and function as the core group of care providers to our participants. We directly manage and are responsible for all healthcare needs and associated costs for our participants, including housing costs, where applicable. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (i) the shift toward value-based care, in which coordinated, outcomes-driven, quality care is delivered while reducing unnecessary spend, (ii) eliminating excessive administrative costs by contracting directly with the government, (iii) focusing on the patient experience and (iv) addressing social determinants of health.
Trends and Uncertainties Affecting the Company
Increased cost of care and external provider costs. In fiscal year 2025, we experienced increased cost of care per participant compared to fiscal year 2024, partly as a result of increased salaries, wages and benefits. In fiscal year 2026, we anticipate increased cost of care from our third-party service providers in an effort to offset their heightened expenses resulting, in part, from budget pressures due to the OBBBA as well as budget cuts to providers from state Medicaid programs, as well as possible increases in cost of medical and other supplies used in order to provide healthcare services. We believe that our clinical value initiatives and operational value initiatives, which continue to be developed, may assist us in offsetting the increased cost of care anticipated for fiscal year 2026.
Labor market and access to supportive housing facilities. The healthcare sector continues to experience workforce shortages, particularly in geriatrics, primary care and direct care roles, as well as a complex set of challenges in hiring additional professionals. Competition from health systems and home health providers for nurses, drivers and caregivers has intensified, further challenging the Company’s ability to recruit and retain staff. In addition, there are systemic challenges related to workforce training and the pipeline of qualified professionals, which have not kept pace with this growing demand. These labor market pressures have increased wage and benefit costs, and have also affected our staffing ability which could impact our enrollment capacity and services. To mitigate these challenges, we implemented targeted compensation and retention initiatives, along with operational measures to help improve productivity and reduce reliance on agency staffing. Partially as a result of increased competition and other market trends, in conjunction with increased staffing related to our growth, there was an increase in the cost of care for the fiscal year 2025 compared to 2024, as discussed in "Results of Operations" below.
In addition, a shortage of clinicians combined with an aging population creates increased demand on the limited number of existing residential facilities. As a result, the access of our participants to such facilities is uncertain, as such facilities may prioritize private payors or may be unable to accept participants at pre-determined rates. If we are unable to access residential facilities, we could be unable to continue providing PACE services to participants who require such facilities.
Census and capitation revenue. We experienced delays and increased gaps in eligibility both for new enrollments and Medicaid redetermination applications during fiscal years 2025 and 2024 due to processing delays and other enrollment and redetermination procedures that vary by State and county, especially in the State of California. In addition, it is possible that these delays could persist or be exacerbated due to potential impacts of the OBBBA, which has not yet had a material effect on the Company’s financial statements or operations; however, we continue to monitor the effects of the OBBBA on the Company.
Medicaid Spending. The OBBBA adopted in July 2025, mandates significant reductions in federal Medicaid spending, introduces new work requirements for Medicaid beneficiaries aged 19 to 64 and cost-sharing measures for certain Medicaid beneficiaries, and requires states to conduct bi-annual eligibility verifications of Medicaid enrollees in the expansion population. These changes may lead to decreased Medicaid enrollment among existing and prospective PACE participants, potentially reducing our funding and decreasing margins. With the federal funding cuts and states being prohibited from increasing provider taxes to finance their share of Medicaid spending, states may also face budgetary pressures. Such budgetary pressure may potentially lead to reductions in certain optional Medicaid benefits, reductions in the workforce for the government entities that oversee and administer Medicaid and PACE, causing delays, and downward pressure on rates, including our capitated fee payment. Finally, the new requirements will necessitate adjustments in our administrative processes to ensure compliance with more frequent eligibility verifications and other reporting standards mandated by federal and state regulatory agencies.
Macroeconomic conditions. Recent U.S. tariff announcements, retaliatory measures by other countries, and significant uncertainty surrounding trade tensions may result in higher prices for medical and other supplies and lead to supply chain disruptions and additional costs. The degree to which tariffs affect the global supply chain and our business will depend on their timing, duration and magnitude, which may be changed at any time and with little or no prior notice.
For additional information on the various risks posed by macroeconomic events, regulation, and employee matters, please see the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we manage a higher acuity population, with an average RAF score of 2.42 based on InnovAge data as of June 30, 2025; and (ii) we have Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. We continue to strengthen our encounter data submission process so that our revenue more accurately reflects the acuity of the populations we serve.
•Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including competition, costs and sanctions issued by regulators or suspensions of State attestations required to open new de novo centers.
•Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. We achieved an I-SAT NPS score of 56 for fiscal year 2025 and average participant tenure of 3.1 years as of June 30, 2025, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 7.0% annually over the last three fiscal years.
•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. The risk pool of our population is highly acute. Various factors, including increased salaries, wages and benefits, increased staffing, annual increases in assisted living and nursing facility unit cost and general medical inflation, have affected our external provider costs and cost of care, excluding depreciation and amortization, which represented approximately 82% of our revenue in the year ended June 30, 2025.
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
In response to an audit to our Sacramento center and a medical review of our San Bernardino center, our planned California de novo centers are precluded from opening at this time. The California Department of Health Care Services (“DHCS”) notified us that it would consider restoring the State Attestations with respect to such centers upon our successful remediation of the deficiencies raised in our Sacramento center and its completion of the medical review (and any potential resulting remediation that may be required) in our San Bernardino center, both of which are ongoing.
•Execute tuck-in acquisitions, strategic transactions and partnerships. Since fiscal year 2019, we have acquired and integrated four PACE organizations for a total of eight operational centers (excluding the PACE center in Bakersfield, California, which is not yet operational). These acquisitions represent expansion of our InnovAge Platform into one new state and five new markets. By bringing acquired organizations under the InnovAge Platform, we hope to further realize revenue growth and improve operational efficiency and care delivery post-integration. We also have pursued and intend to continue pursuing additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies, such as the joint venture with Orlando Health relating to our Orlando PACE center and the joint venture with Tampa General Hospital relating to our Tampa center which was entered into on August 15, 2025. On January 2, 2025, with the goal of supporting our growth and improving pharmacy cost-management, we completed the acquisition of certain pharmacy assets from Tabula Rasa HealthCare Group, Inc. (“TRHC”), a leading pharmacy care management company, for a total purchase price of $4.8 million. Pursuant to a Management Services Agreement, TRHC provides management services to our acquired pharmacy business with an initial term of five years.
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
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing initiatives to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth due, partially, to additional costs we incur in connection with audits to our centers, remediation plans and current and potential legal and regulatory proceedings. We plan to continue investing in our growth while also managing our expenses and results of operations. During fiscal years 2024 and 2025 we made investments to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends. We plan to continue investing in such activities in fiscal year 2026. Accordingly, in the short term we expect these activities to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
•Seasonality to our business. Our operational and financial results, including medical costs and per-participant revenue true-ups, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza and COVID-19 viruses, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant revenue true-ups represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received from CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Where there is a difference between our estimate and the final determination from CMS, we may record either an increase or decrease in true up revenue. Historically, these true-up payments typically occur between May and August, but the timing of these payments is determined by CMS, and we have neither visibility into nor control over the timing of such payments. The variability of participant enrollments and voluntary disenrollments has also been impacted by additional offerings by MA and other competitors including PACE organizations in select markets.
Components of Results of Operations
Revenue
Capitation Revenue. In order to provide comprehensive services to manage the totality of a participant’s medical care across all settings, we receive fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, Veterans Affairs (“VA”) and private pay sources. The concentration of capitation revenue from our various payors was:

	2025	2024
Medicaid	55%	54%
Medicare	45%	46%
Private pay and other	*%	*%
Total	100%	100%
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
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include other employee-related expenses, including salaries and related costs. In addition, general and administrative expenses include all corporate technology and occupancy costs associated with our corporate office. We expect our general and administrative expenses to increase in absolute dollars due to the additional legal, accounting,and compliance costs as we grow our business and continue to operate as a public company. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term, although such expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
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

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented.

	Year Ended June 30,
	2025	2024
	in thousands
Revenues
Capitation revenue	$852,353	$762,570
Other service revenue	1,346	1,285
Total revenues	853,699	763,855
Expenses
External provider costs	431,152	403,010
Cost of care, excluding depreciation and amortization	268,908	228,781
Sales and marketing	28,217	24,957
Corporate, general and administrative	122,058	111,337
Depreciation and amortization	19,510	18,950
Impairments and loss on assets held for sale	13,615	—
Total expenses	883,460	787,035
Operating Loss	(29,761)	(23,180)

Other Income (Expense)
Interest expense, net	(4,612)	(4,023)
(Loss) gain on cost and equity method investments	(1,393)	2,842
Other income, net	1,739	2,542
Total other (expense) income	(4,266)	1,361
Loss Before Income Taxes	(34,027)	(21,819)
Provision for Income Taxes	1,316	1,402
Net Loss	(35,343)	(23,221)
Less: net loss attributable to noncontrolling interests	(5,030)	(1,883)
Net Loss Attributable to InnovAge Holding Corp.	$(30,313)	$(21,338)

Loss Before Income Taxes as a % of revenue	(4.0)%	(2.9)%
Net Loss as a % of revenue	(4.1)%	(3.0)%
Revenues

	Year Ended June 30,		$ Change	% Change
	2025	2024
	in thousands
Capitation revenue	$852,353	$762,570	$89,783	11.8%
Other service revenue	1,346	1,285	61	4.7%
Total revenues	$853,699	$763,855	$89,844	11.8%
Capitation revenue. Capitation revenue was $852.4 million for the year ended June 30, 2025, an increase of $89.8 million, or 11.8%, compared to $762.6 million for the year ended June 30, 2024. This increase was driven by a $78.2 million, or 10.3% increase in member months (as defined below under “Key Business Metrics and non-GAAP Measures – Total member months”) coupled with an $11.6 million, or 1.4%, increase in capitation rates. The increase in member months was primarily due to growth in our California and Colorado centers, and to a lesser extent to the addition of de novo centers in Florida and the acquisition of the Crenshaw center in California. The increase in capitation rates includes a

7.2% increase in Medicaid rates partially offset by revenue reserve and a 2.1% increase in Medicare rates partially offset by an out of cycle risk score true up payment received in the prior year.
Expenses

	Year Ended June 30,		$ Change	% Change
	2025	2024
	in thousands
External provider costs	$431,152	$403,010	$28,142	7.0%
Cost of care, excluding depreciation and amortization	268,908	228,781	40,127	17.5%
Sales and marketing	28,217	24,957	3,260	13.1%
Corporate, general and administrative	122,058	111,337	10,721	9.6%
Depreciation and amortization	19,510	18,950	560	3.0%
Impairments and loss on assets held for sale	13,615	—	13,615	100.0%
Total operating expenses	$883,460	$787,035	$82,810	10.5%
External provider costs. External provider costs were $431.2 million for the year ended June 30, 2025, an increase of $28.1 million, or 7.0%, compared to $403.0 million for the year ended June 30, 2024. The increase was primarily driven by an increase of $41.3 million, or 10.3%, in member months partially offset by a decrease of $13.4 million, or 3.0%, in cost per participant. The decrease in external provider cost per participant was primarily driven by a decrease in inpatient, assisted living, permanent nursing facility and short stay nursing facility utilization, a decrease in external hospice care associated with the transition of this function to internal clinical resources, and a decrease in pharmacy expense due to the transition to in-house pharmacy services. The decrease in external provider cost per participant was partially offset by an increase in inpatient unit cost and an annual increase in assisted living and permanent nursing facility unit cost.
Cost of care, excluding depreciation and amortization. Cost of care, excluding depreciation and amortization expense was $268.9 million for the year ended June 30, 2025, an increase of $40.1 million, or 17.5%, compared to $228.8 million for the year ended June 30, 2024, primarily due to an increase of $23.4 million, or 10.3%, in member months coupled with an increase of $16.7 million, or 6.6%, in cost per participant. The overall increase was driven by (i) a $23.8 million increase in salaries, wages and benefits associated with increased headcount to support growth and higher wage rates, (ii) a $1.5 million increase in software license fees, (iii) a $1.9 million increase in de novo occupancy and administrative expense associated with opening centers in Florida and the acquisition of the Crenshaw center, (iv) a $2.6 million increase in contract provider expense in California associated with growth, (v) $6.7 million in consulting fees and shipping costs associated with in-house pharmacy services, and (vi) a $1.5 million increase in fleet expense including contract transportation.
Sales and marketing. Sales and marketing expenses were $28.2 million for the year ended June 30, 2025, an increase of $3.3 million, or 13.1%, compared to $25.0 million for the year ended June 30, 2024, primarily due to increased headcount to support growth and higher wage rates.
Corporate, general and administrative expenses. Corporate, general and administrative expenses were $122.1 million for the year ended June 30, 2025, an increase of $10.7 million, or 9.6% compared to $111.3 million for the year ended June 30, 2024. The increase was primarily due to (i) $10.1 million for the anticipated settlement of the securities class action lawsuit and (ii) a $7.3 million increase in employee compensation and benefits as the result of an increase in headcount and wage rates to support compliance and bolster organizational capabilities. These increases in cost were partially offset by (i) a $5.0 million reduction in consulting expense associated with improving organizational capabilities including the transition to a new EMR system and (ii) a $1.1 million reduction in insurance expense.
Depreciation and amortization. Depreciation and amortization expense was $19.5 million for the year ended June 30, 2025, an increase of $0.6 million, or 3.0%, compared to $19.0 million for the year ended June 30, 2024. The increase in depreciation expense was a result of capital additions in the normal course of business.
Impairments and loss on assets held for sale. Impairments and loss on assets held for sale were $13.6 million for the year ended June 30, 2025. This increase was due to (i) impairment charges related to ROU asset and construction in progress related to halting developments to a previously planned de novo center in Louisville, Kentucky that the Company is no longer pursuing, (ii) loss on sale of center equipment that was originally purchased for the center in Louisville,

Kentucky, (iii) loss on assets held for sale, and (iv) loss on settlement of lease liability in Louisville, Kentucky. There were no impairments recorded during the year ended June 30, 2024.
Other Income (Expense)

	Year Ended June 30,
	2025	2024	$ Change	% Change
	in thousands
Interest expense, net	$(4,612)	$(4,023)	$(589)	14.6%
(Loss) gain on cost and equity method investments	(1,393)	2,842	(4,235)	(149.0)%
Other income, net	1,739	2,542	(803)	(31.6)%
Total other (expense) income	$(4,266)	$1,361	$(5,627)	(413.4)%

Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $4.6 million for the year ended June 30, 2025, an increase of $0.6 million, or 14.6%, compared to $4.0 million for the year ended June 30, 2024. The increase was primarily due to interest expense of $6.0 million partially offset by interest income of $1.4 million from money market funds during the year ended June 30, 2025. Interest income during the year ended June 30, 2024 was $3.5 million from money market funds offsetting interest expense of $7.5 million.
(Loss) gain on cost and equity method investments. Loss on cost and equity method investments was $1.4 million for the year ended June 30, 2025, a change of $4.2 million, compared to a gain of $2.8 million for the year ended June 30, 2024. The Company recognized a gain of $4.8 million from the dissolution of the Pinewood Lodge, LLLP (“PWD”) partnership, partially offset by impairment losses of $2.0 million in conjunction with a minority interest investment in Jetdoc, Inc. during the year ended June 30, 2024. The Company recognized a loss of $2.6 million associated with the impairment of a minority interest investment in DispatchHealth Holdings, Inc, partially offset by a $1.3 million net benefit associated with the dissolution of the PWD partnership during the year ended June 30, 2025.
Other income, net. Other income, net consists primarily of the net proceeds received from the sale of or disposal of property and equipment, unrealized gains and losses and investment income related to short-term investments. Other income, net was $1.7 million for the year ended June 30, 2025, a decrease of $0.8 million, compared to $2.5 million for the year ended June 30, 2024. Investment income during the year ended June 30, 2025 was $2.1 million offset by $0.5 million loss on disposal of capital assets. Investment income during the year ended June 30, 2024 was $2.4 million offset by $0.1 million loss on disposal of capital assets.
Provision (Benefit) for Income Taxes.
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC (“SH1”), InnovAge California PACE - Sacramento (“SCR”), and InnovAge Florida PACE II, LLC (“ORL”) have elected to be taxed as partnerships, and no provision (benefit) for income taxes for SH1, SCR, or ORL is included in these consolidated financial statements included in this Annual Report.
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
During the years ended June 30, 2025 and 2024, we reported provision (benefit) for income taxes of $1.3 million and $1.4 million, respectively. The decrease of $0.1 million is primarily due to (i) pretax book loss recognized during the year ended June 30, 2025, as compared to the pretax book loss recognized during the year ended June 30, 2024 and (ii) the change in our valuation allowance.

Net Loss Attributable to Noncontrolling Interests.
InnovAge Senior Housing Thornton, LLC is a variable interest entity (“VIE”). The Company was the primary beneficiary of SH1 and consolidates SH1 because it had the power to direct the activities that are most significant to SH1 and had an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 was the operation of a housing facility. The Company provided a subordinated loan to SH1 and a guarantee for the convertible term loan held by SH1. On June 30, 2025, the Company entered into an agreement to sell the Company’s managing member interest in SH1 and vacant land adjacent to SH1 senior housing property. As a result, the Company reported the associated assets and liabilities as Assets held for sale and Liabilities held for sale in the Company’s consolidated balance sheets as of June 30, 2025.
Net Loss
During the years ended June 30, 2025 and 2024, we reported net loss of $35.3 million and $23.2 million, respectively, consisting of (i) operating loss of $29.8 million and $23.2 million, respectively, (ii) other income of $4.3 million and other expense of $1.4 million, respectively, and (iii) provision for income taxes of $1.3 million and benefit for income taxes of $1.4 million, respectively, each as described above.
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

	Year Ended June 30,
	2025	2024
	dollars in thousands
Key Business Metrics:
Centers(a)	20	20
Census(a)(b)	7,740	7,020
Total Member Months(b)	89,130	80,840

Non-GAAP Measures:
Center-level Contribution Margin(c)	$153,639	$132,064
Center-level Contribution Margin as a % of revenue(c)	18.0%	17.3%

Adjusted EBITDA(c)	$34,462	$16,474
Adjusted EBITDA Margin(c)	4.0%	2.2%
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
Center-level Contribution Margin
The Company’s management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $153.6 million and $132.1 million for the years ended June 30, 2025 and 2024, respectively. The increase in Center-level Contribution Margin for fiscal year 2025 was primarily due to a year-over-year increase of 11.8% in total revenue and 10.8% in center level expense during the same period. For more information relating to Center-level Contribution Margin, see Note 14 “Segment Reporting” to our consolidated financial statements included in this Annual Report. A reconciliation of Center-level Contribution Margin to loss before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	June 30, 2025			June 30, 2024
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$852,353	$—	$852,353	$762,570	$—	$762,570
Other service revenue	356	990	1,346	310	975	1,285
Total revenues	852,709	990	853,699	762,880	975	763,855
External provider costs	431,152	—	431,152	403,010	—	403,010
Cost of care, excluding depreciation and amortization	268,338	570	268,908	228,203	578	228,781
Center-Level Contribution Margin	153,219	420	153,639	131,667	397	132,064

Sales and marketing			28,217			24,957
Corporate, general and administrative			122,058			111,337
Depreciation and amortization			19,510			18,950
Impairments and loss on assets held for sale			13,615			—
Operating loss			(29,761)			(23,180)
Other income			(4,266)			1,361
Loss Before Income Taxes			$(34,027)			$(21,819)
___________________________________
(1)Center-level Contribution Margin from a segment below the quantitative thresholds was attributable to the Senior Housing operating segment of the Company as of June 30, 2025. This segment has never met any of the quantitative thresholds for determining reportable segments.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted for interest expense, net, other investment income, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, litigation costs and settlement, M&A diligence, transaction and integration, business optimization, EMR implementation, loss (gain) on cost and equity method investments, asset impairments and loss on assets held for sale, and loss on sale of assets.
For the years ended June 30, 2025 and 2024, our net loss was $35.3 million and $23.2 million, respectively, representing a year-over-year decline of 52%, and Adjusted EBITDA was $34.5 million and $16.5 million, respectively, representing a year-over-year increase of 109%.
Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the year ended June 30, 2025, our net loss margin was 4.1%, compared to our net loss margin of 3.0% for the year ended June 30, 2024. For the year ended June 30, 2025, our Adjusted EBITDA margin was 4.0%, compared to our Adjusted EBITDA margin for the year ended June 30, 2024 of 2.2%.
Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net loss and net loss margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of expenses that do not relate to our ongoing business performance and certain noncash expenses, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of GAAP financial measures, including net loss and net loss margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. Our use of the term Adjusted EBITDA varies from others in our industry.
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods is as follows:

	Year Ended June 30,
	2025	2024
	in thousands
Net Loss	$(35,343)	$(23,221)
Interest expense, net	4,612	4,023
Other investment income(a)	(2,247)	(2,385)
Depreciation and amortization	19,510	18,950
Provision for income tax	1,316	1,402
Stock-based compensation	7,619	6,832
Litigation costs and settlement(b)	19,367	4,878
M&A diligence, transaction and integration(c)	1,360	778
Business optimization(d)	3,040	4,399
EMR implementation(e)	—	3,660
Loss (gain) on cost and equity method investments(f)	1,393	(2,842)
Asset impairments and loss on assets held for sale(g)	13,615	—
Loss on sale of assets(h)	220	—
Adjusted EBITDA	$34,462	$16,474
___________________________________
(a)Reflects investment income related to short term investments included in our consolidated statements of operations.
(b)Reflects charges/(credits) related to litigation by stockholders, litigation related to de novo center, civil investigative demands, and arbitration with our former pharmacy provider. Refer to Note 9, "Commitments and Contingencies" to

our consolidated financial statements included in this Annual Report for more information regarding litigation by stockholders and civil investigative demands. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy. For the year ended June 30, 2025, includes $10.1 million accrued in connection with the potential settlement of the previously disclosed stockholder class action.
(c)Reflects charges related to M&A transaction and integrations.
(d)Reflects charges related to business optimization initiatives. Such charges related to one-time investments in projects designed to enhance our technology and compliance systems and improve and support the efficiency and effectiveness of our operations. For the year ended June 30, 2025 this includes (i) $2.5 million of costs associated with organizational restructure and executive severance, and (ii) $0.5 million related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the year ended June 30, 2024, this includes (i) $3.1 million of costs associated with third party consultants to implement core provider initiatives, assess our risk-bearing capabilities, and strengthen our enterprise capabilities, (ii) $0.3 million of costs associated with organizational restructure, and (iii) $0.9 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(e)Reflects non-recurring expenses relating to the implementation of a new EMR vendor.
(f)For the year ended June 30, 2025, reflects $2.6 million impairment loss for the investment in DispatchHealth Holdings, Inc., partially offset by $1.3 million net benefit associated with the dissolution of the PWD partnership. For the year ended June 30, 2024, reflects $4.8 million net benefit associated with the dissolution of the PWD partnership partially offset by $2.0 million impairment in Jetdoc investment.
(g)Reflects (i) impairment charges related to ROU asset and construction in progress related to halting developments to a previously planned de novo center in Louisville, Kentucky that the Company is no longer pursuing, (ii) loss on assets held for sale, and (iii) loss on settlement of lease liability in Louisville, Kentucky.
(h)Reflects loss on sale of center equipment that was originally purchased for the center in Louisville, Kentucky.
Liquidity and capital resources
General
We have financed our operations principally through cash flows from operations and through borrowings under our credit facilities. As of the years ended June 30, 2025 and 2024, we had cash and cash equivalents of $64.1 million and $56.9 million, respectively, an increase of $7.2 million primarily due to an increase in working capital partially offset by cash used in financing activities including share repurchases. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan A Facility (as defined below) due August 2028, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and include maturities through calendar year 2025 and 2034, respectively, (iii) the operations of our business, (iv) income tax payments, which are generally due on a quarterly and annual basis, (v) capital additions, which include acquisition and de novo centers, and (vi) share repurchases. We also will continue investing in resources and initiatives to provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis. For additional information regarding our lease obligations, debt and commitments, see Notes 6 “Leases,” 7 “Long-term Debt,” and 9 “Commitments and Contingencies,” respectively, to our consolidated financial statements included in this Annual Report.
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
As of June 30, 2025, the Credit Agreement consisted of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. Following the entry into Amendment No. 2 to the Credit Agreement on August 8, 2025, the Term Loan Facility was replaced by a $50.7 million term loan (the “Term Loan A Facility”) and the commitments with respect to the Revolving Credit Facility were renewed. The borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under our letters of credit and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Principal on the Term Loan A Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of June 30, 2025 and 2024, the interest rate on the Term Loan Facility was 6.13% and 7.18%, respectively. Under the terms of the Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of June 30, 2025, we had no borrowings outstanding, $5.2 million of letters of credit issued, and $94.8 million of remaining capacity under the Revolving Credit Facility. As of June 30, 2025, we also had $2.2 million principal amount outstanding under our convertible term loan classified as Liabilities held for sale in our consolidated financial statements in this Annual Report. Monthly principal and interest payments are approximately $0.02 million, and the loan bears interest at an annual rate of 6.68%. The remaining principal balance is due upon maturity, which is August 20, 2030.
For more information about our debt, see Note 7 “Long-term Debt” to our consolidated financial statements included in this Annual Report.
Our material cash requirements from known contractual and other obligations primarily relate to long-term debt and lease obligations. Expected timing of those payments as of June 30, 2025 was as follows:

	Total	Next 12 Months	Beyond 12 Months
	in thousands
Long-term debt (excluding interest)(1)	$60,000	$2,250	$57,750
Operating leases	42,657	6,272	36,385
Finance leases (excluding interest)	22,369	6,927	15,442
Total	$125,026	$15,449	$109,577
___________________________________
(1)Represents principal amount related to the Term Loan Facility as of June 30, 2025. Amount does not reflect the impact of the refinancing of the Term Loan Facility on August 8, 2025, as described above.
We currently intend to retain substantially all available funds and any future earnings to fund the development and growth of our business, to repay indebtedness, and to repurchase shares, if such repurchases are approved by our Board in the future. We do not anticipate paying any cash dividends in the foreseeable future.

Consolidated Statements of Cash Flows
Our consolidated statements of cash flows for the year ended June 30, 2025 and 2024 are summarized as follows:

	Year Ended June 30,		$ Change
	2025	2024
in thousands
Net cash provided by (used in) operating activities	$32,866	$(36,898)	$69,764
Net cash used in investing activities	(5,550)	(26,373)	20,823
Net cash used in financing activities	(19,082)	(7,034)	(12,048)
Net change in cash, cash equivalents and restricted cash	$8,234	$(70,305)	$78,539
Operating Activities. The change in net cash provided by (used in) operating activities was primarily due to the net effect of a $67.4 million improvement in cash provided by operating assets and liabilities due to timing of cash receipts and payments for accounts receivable, accounts payable and deferred revenue.

Investing Activities. Net cash used in investing activities in 2025 was primarily made up of $4.8 millions for the Tabula Rasa acquisition and approximately $6.3 million in purchases of property and equipment. In 2024, net cash used in investing activities was primarily due to $23.9 million for the Concerto acquisition and approximately $7.9 million in purchases of property and equipment.
Financing activities. The increase in net cash used in financing activities was primarily due to $7.1 million additional cash used for share repurchases during in 2025 and a $2.9 million contribution from a joint venture partner in 2024.
Emerging Growth Company and Smaller Reporting Company
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups (“JOBS”) Act and a “smaller reporting company” as defined by the Exchange Act. For as long as we are an “emerging growth company,” which we expect to be through the end of fiscal year 2026, or a “smaller reporting company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” or “smaller reporting companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, only being required to present two years of audited financial statements, plus unaudited condensed consolidated financial statements for applicable interim periods and the related discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, exemptions from the requirements of holding non-binding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.
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
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements included in this Annual Report and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

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
While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require management to make subjective and complex judgments and estimates in the preparation of our consolidated financial statements included in this Annual Report.
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
For certain capitation payments, the Company is subject to retroactive premium risk adjustments based on various factors. Specifically, there is a midyear true up payment based on updated risk score calculations and a final true up payment to allow for complete diagnosis submission. The Company estimates the amount of the adjustment based on historical experience. Such estimates are then recorded monthly on a straight-line basis over the periods for which they pertain. We review our assumptions and adjust these estimates accordingly on a quarterly basis. These adjustments are not expected to be material.
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
We test goodwill for impairment annually on April 1 or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other factors. Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). For purposes of the annual goodwill impairment assessment, the Company has identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairments recorded during the years ended June 30, 2025 and 2024. In determining the fair value of our reporting units, we estimate a number of factors including anticipated future cash flows and discount rates. Although we believe these estimates are reasonable, actual results could differ from those estimates due to the inherent uncertainty involved in making such estimates.
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
We have included incurred but not reported claims of approximately $59.0 million and $55.4 million on our balance sheet as of June 30, 2025 and 2024, respectively. Our recorded medical claims expense estimate is approximately within +/- 5-10% of actual medical claims expense incurred, or less than 1% of our total operating expense.
The following tables provide information about incurred and paid claims reporting and development as of June 30, 2025 (except as otherwise noted). The expenses recorded table reflects the amount of claims reported in our consolidated statements of operations as of the end of the applicable fiscal year based on our best and most reasonable estimates and actuarial assessment at the time of such determination. The cumulative actual incurred claims table represents the actual amount of claims incurred by the Company with the benefit of the passage of time. The cumulative actual paid claims table represents the actual amount of claims paid by the Company during the period. The variance between the expense recorded and the cumulative actual incurred claims ranges between approximately 1% and 3% of actual total incurred claims over the periods presented, and such variance may vary based on the factors described above in this section.

	Expenses Recorded for the Fiscal Years Ended June 30,
	2021	2022	2023	2024	2025
	in thousands
Claims incurred year:
FY 2021	$234,070
FY 2022		$299,432
FY 2023			$291,988
FY 2024				$315,148
FY 2025					$340,258
Total	$234,070	$299,432	$291,988	$315,148	$340,258
Pharmacy expense					88,847
External provider costs					$429,105

	Cumulative Actual Incurred Claims for the Fiscal Year Ended June 30,
	2021	2022	2023	2024	2025
	in thousands
Claims incurred year:
FY 2021	$239,207	$238,488	$204,792	$204,557	$204,466
FY 2022		291,315	333,752	333,376	333,041
FY 2023			285,118	283,542	281,703
FY 2024				301,757	295,350
FY 2025					327,069
Total	$239,207	$529,803	$823,662	$1,123,232	$1,441,629

	Cumulative Actual Paid Claims for the Fiscal Year Ended June 30,
	2021	2022	2023	2024	2025
	in thousands
Claims incurred year:
FY 2021	$205,355	$238,476	$204,792	$204,557	$204,466
FY 2022		252,665	333,747	333,376	333,041
FY 2023			241,770	283,538	281,703
FY 2024				246,145	295,335
FY 2025					270,011
Total	$205,355	$491,141	$780,309	$1,067,616	$1,384,556
Other claims-related liabilities					1,898
Reported and estimated claims					$58,971
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted” for more information.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in interest rates. We do not hold financial instruments for trading purposes.
Interest rate risk
As of June 30, 2025, we had total outstanding borrowings of (i) $60.0 million principal amount under the Term Loan Facility (as defined in Note 7 to the consolidated financial statements included in this Annual Report) and (ii) $2.2 million principal amount under the convertible term loan (included in “Liabilities held for sale” in the consolidated financial statements included in this Annual Report). As of June 30, 2024, we had total outstanding debt of $63.8 million in principal amount under the Term Loan Facility and $2.2 million under the Convertible Term Loan. As of June 30, 2025 and 2024, the interest rate on the Term Loan Facility was 6.13% and 7.18%, respectively.
We are exposed to changes in interest rates as a result of our variable-rate borrowings under the Credit Agreement. Generally, the Company may designate specific borrowings under the Credit Agreement as either base rate borrowings or Secured Overnight Financing Rate (“SOFR”) borrowings. As of June 30, 2025, based on our secured net leverage ratio, the margins of our borrowings under the Term Loan Facility were (a) 0.75% for alternate base rate borrowings and (b) 1.75% for Term SOFR borrowings.
Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We had cash and cash equivalents of $64.1 million as of June 30, 2025, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.

We had short-term investments $41.8 million and $45.8 million as of June 30, 2025 and 2024, respectively, which are primarily invested in managed income funds managed by major financial institutions. The funds mainly invest in investment grade, U.S. denominated short-term fixed and floating rate debt securities. Securities are subject to market risk and sensitive to changes in interest rates. While the instruments held by the funds are generally less sensitive to interest rate changes than instruments with longer maturities due to their short-term nature, the funds may face a heightened level of interest rate risk due to changes in monetary policy. During periods when interest rates are low or negative, the funds yields, and total returns may also be low, or the funds may be unable to maintain positive returns. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on these short-term investments.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of InnovAge Holding Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of InnovAge Holding Corp. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Denver, Colorado
September 9, 2025
We have served as the Company's auditor since 2018.

InnovAge Holding Corp. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2025	June 30, 2024
	in thousands
Assets
Current Assets
Cash and cash equivalents	$64,129	$56,946
Short-term investments	41,775	45,833
Restricted cash	11	14
Accounts receivable, net of allowance ($— – June 30, 2025 and $6,729 – June 30, 2024)	36,373	48,106
Prepaid expenses	24,472	18,919
Income tax receivable	3,310	3,324
Assets held for sale	6,038	—
Total current assets	176,108	173,142
Noncurrent Assets
Property and equipment, net	168,044	193,022
Operating lease assets	26,901	28,416
Investments	—	2,645
Deposits and other	9,875	5,949
Goodwill	142,046	139,949
Other intangible assets, net	3,877	4,538
Total noncurrent assets	350,743	374,519
Total assets	$526,851	$547,661
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$76,750	$55,459
Reported and estimated claims	58,971	55,404
Due to Medicaid and Medicare	14,382	15,197
Current portion of long-term debt	2,250	3,795
Current portion of finance lease obligations	5,234	4,599
Current portion of operating lease obligations	4,682	4,145
Liabilities held for sale	2,538	—
Total current liabilities	164,807	138,599
Noncurrent Liabilities
Deferred tax liability, net	8,761	7,460
Finance lease obligations	7,535	12,743
Operating lease obligations	23,918	26,275
Other noncurrent liabilities	1,458	1,298
Long-term debt, net of debt issuance costs	57,464	61,478
Total liabilities	263,943	247,853
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interest (See Note 4)	25,010	22,200
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of each of June 30, 2025 and 2024; 136,903,271 issued and 135,440,292 outstanding as of June 30, 2025 and 136,152,858 issued and 136,116,299 outstanding as of June 30, 2024.	137	136
Treasury stock at cost, 1,462,979 and 36,559 shares as of June 30, 2025 and June 30, 2024, respectively	(7,500)	(179)
Additional paid-in capital	343,378	337,615
Retained deficit	(101,047)	(68,311)
Total InnovAge Holding Corp.	234,968	269,261
Noncontrolling interests	2,930	8,347
Total stockholders’ equity	237,898	277,608
Total liabilities and stockholders’ equity	$526,851	$547,661
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,
	2025	2024
	in thousands, except per share amounts
Revenues
Capitation revenue	$852,353	$762,570
Other service revenue	1,346	1,285
Total revenues	853,699	763,855
Expenses
External provider costs	431,152	403,010
Cost of care, excluding depreciation and amortization	268,908	228,781
Sales and marketing	28,217	24,957
Corporate, general and administrative	122,058	111,337
Depreciation and amortization	19,510	18,950
Impairments and loss on assets held for sale	13,615	—
Total expenses	883,460	787,035
Operating Loss	(29,761)	(23,180)

Other Income (Expense)
Interest expense, net	(4,612)	(4,023)
(Loss) gain on cost and equity method investments	(1,393)	2,842
Other income, net	1,739	2,542
Total other (expense) income	(4,266)	1,361
Loss Before Income Taxes	(34,027)	(21,819)
Provision for Income Taxes	1,316	1,402
Net Loss	(35,343)	(23,221)
Less: net loss attributable to noncontrolling interests	(5,030)	(1,883)
Net Loss Attributable to InnovAge Holding Corp.	$(30,313)	$(21,338)

Weighted-average number of common shares outstanding - basic	135,387,555	135,902,214
Weighted-average number of common shares outstanding - diluted	135,387,555	135,902,214

Net loss per share - basic	$(0.22)	$(0.16)
Net loss per share - diluted	$(0.22)	$(0.16)
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Loss
	Shares	Amount			Shares	Amount
	in thousands, except share amounts
Balances, June 30, 2023	135,639,845	$136	$332,107	$(35,944)	—	$—	$5,793	$302,092	$12,708
Stock-based compensation	800,515	—	6,832	—	—	—	—	6,832	—
Tax withholding related to the net share settlements of stock-based compensation awards	(287,502)	—	(1,324)	—	—	—	—	(1,324)	—
Contribution from joint venture partner	—	—	—	—	—	—	2,900	2,900	—
Shares repurchased at cost	(36,559)	—	—	—	37	(179)	—	(179)	—
Fair value adjustment for redeemable noncontrolling interests	—	—	—	(11,029)	—	—	—	(11,029)	11,029
Net loss	—	—	—	(21,338)	—	—	(346)	(21,684)	(1,537)	$(23,221)
Balances, June 30, 2024	136,116,299	$136	$337,615	$(68,311)	37	(179)	$8,347	$277,608	$22,200

Balances, June 30, 2024	136,116,299	$136	$337,615	$(68,311)	37	(179)	$8,347	$277,608	$22,200
Stock-based compensation	1,156,941	1	7,618	—	—	—	—	7,619	—
Tax withholding related to the net share settlements of stock-based compensation awards	(406,528)	—	(1,855)	—	—	—	—	(1,855)	—
Shares repurchased at cost	(1,426,420)	—	—	—	1,426,420	(7,321)	—	(7,321)	—
Fair value adjustment for redeemable noncontrolling interests	—	—	—	(2,423)	—	—	—	(2,423)	2,423
Net loss	—	—	—	(30,313)	—	—	(5,417)	(35,730)	387	$(35,343)
Balances, June 30, 2025	135,440,292	$137	$343,378	$(101,047)	1,462,979	$(7,500)	$2,930	$237,898	$25,010
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2025	2024
	in thousands
Operating Activities
Net loss	$(35,343)	$(23,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on disposal of assets	508	78
Provision for uncollectible accounts	524	7,010
Depreciation and amortization	19,510	18,950
Operating lease rentals	6,361	5,339
Loss (gain) on cost and equity method investments	1,393	(2,842)
Impairments and loss on assets held for sale	13,615	—
Amortization of deferred financing costs	429	429
Stock-based compensation	7,619	6,832
Deferred income taxes	1,301	1,224
Other	1,714	1,449
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	11,210	(30,333)
Prepaid expenses	(4,041)	(703)
Income tax receivable	14	(3,062)
Deposits and other	(6,419)	(2,829)
Accounts payable and accrued expenses	20,431	1,370
Reported and estimated claims	3,567	12,294
Due to Medicaid and Medicare	(814)	6,054
Income taxes payable	—	(1,212)
Operating lease liabilities	(8,713)	(5,610)
Deferred revenue	—	(28,115)
Net cash provided by (used in) operating activities	32,866	(36,898)
Investing Activities
Purchases of property and equipment	(6,263)	(7,914)
Purchases of short-term investments	(2,065)	(2,385)
Proceeds from sale of short-term investments	6,300	3,000
Proceeds from dissolution of equity method investments	1,252	4,842
Acquisition of business	(4,774)	(23,916)
Net cash used in investing activities	(5,550)	(26,373)
Financing Activities
Payments for finance lease obligations	(6,107)	(4,637)
Principal payments on long-term debt	(3,799)	(3,795)
Repurchase of equity securities	(7,321)	(179)
Contribution from joint venture partner	—	2,900
Taxes paid related to net settlements of stock-based compensation awards	(1,855)	(1,323)
Net cash used in financing activities	(19,082)	(7,034)

Net change in cash, cash equivalents and restricted cash including cash of $1.05 million reclassified to assets held for sale	8,234	(70,305)
Less: change in cash and restricted cash reclassified to assets held for sale	(1,054)	—
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	7,180	(70,305)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	56,960	127,265
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$64,140	$56,960

Supplemental Cash Flows Information
Interest paid	$4,348	$4,063
Income taxes paid	$1	$4,452

Property and equipment included in accounts payable	$1,734	$181
Property and equipment purchased under capital leases	$1,533	$4,142
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1:    Business
InnovAge Holding Corp. and its subsidiaries (“InnovAge” or the “Company”), are headquartered in Denver, Colorado. The purpose of the Company’s participant-centered care delivery approach is to improve the quality of care the Company’s participants receive, while keeping them in their homes for as long as safely possible. Through the Company’s Program of All-Inclusive Care for the Elderly (“PACE”), the Company fulfills a broad range of medical and ancillary services for seniors, including in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to and from the PACE center and third-party medical appointments; and care management, including pharmacy services. The Company manages its business as one reportable segment, PACE.
As of June 30, 2025, the Company served approximately 7,740 PACE participants, making it the largest PACE provider in the United States of America (the U.S.) based upon participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
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
Note 2:    Summary of Significant Accounting Policies
Basis of Preparation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (“VIEs”) for which it is the primary beneficiary and entities for which it is the controlling general partner. All intercompany accounts and transactions have been eliminated in consolidation.
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
Short-term Investments
Short-term investments consist of investments in managed income fund securities managed by major financial institutions. These securities are measured at fair value on a recurring basis with changes in fair value recognized in earnings. The estimated fair value of the short-term investments is valued using quoted market prices in active markets and classified as Level 1 of the fair value hierarchy. Dividend income is reported within other income (expense) in the Company’s consolidated statements of operations. Dividends received are reinvested in fund securities. We may sell these securities at any time for use in current operations. As a result, we classify our short-term investments as current assets on the Company’s consolidated balance sheets.
Restricted Cash
Restricted cash includes cash held for participants who have established a personal-needs account to pay for nonmedical personal expenses, payment of which only occurs upon participant authorization, in the amount of approximately $0.01 million and $0.01 million as of June 30, 2025 and 2024, respectively. The Company records a related deposit liability for any participant contributions to these personal-needs accounts in accounts payable and accrued expenses in the consolidated balance sheets.
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
Property and equipment were comprised of the following as of June 30:

dollars in thousands	Estimated Useful Lives	2025	2024
Land	N/A	$10,738	$11,970
Buildings and leasehold improvements	10 - 40 years	143,923	156,064
Software	3 - 5 years	31,776	30,678
Equipment and vehicles	3 - 7 years	72,370	69,495
Construction in progress	N/A	8,000	12,234
		266,807	280,441
Less accumulated depreciation and amortization		(98,763)	(87,419)
Total property and equipment, net		$168,044	$193,022
Depreciation of $18.8 million and $18.3 million was recorded during the fiscal years ended June 30, 2025 and 2024, respectively. Land is not depreciated, and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred.

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and the resulting gain or loss, if any, is reflected in the consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company recorded a $7.1 million impairment of construction in progress during the fiscal year ended June 30, 2025, related to halting developments to a previously planned de novo center in Louisville, Kentucky that the Company is no longer pursuing. There were no impairment charges recorded in the fiscal year ended June 30, 2024.
Cloud Computing Arrangements
The Company enters into various cloud computing arrangements (“CCAs”) that are governed by service contracts (hosting arrangements) to support operations. Application development stage implementation costs (implementation costs) of a hosting arrangement are deferred and recorded to prepaid expenses and other assets in the consolidated balance sheets. Implementation costs are expensed on a straight-line basis and recorded in SG&A expenses in the consolidated statements of operations over the term of the hosting arrangement, including reasonably certain renewals, which are generally one to three years.
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
The Company evaluates its investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value. During the fiscal years ended June 30, 2025 and June 30, 2024, the Company recorded impairment charges of $2.6 million and $2.0 million, respectively. See Note 4 “Cost and Equity Method Investments” for more information.
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
ASC 350, Intangibles — Goodwill and Other (“ASC 350”), allows entities to first use a qualitative approach to test goodwill for impairment. When the reporting units where the Company performs the quantitative goodwill impairment are tested, the Company compares the fair value of the reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. The Company performed a quantitative assessment for both fiscal years ended June 30, 2025 and 2024 noting there were no goodwill impairments indicated as the estimated fair value for each reporting unit exceeded their respective carrying value.
Customer relationships represent the estimated values of customer relationships of acquired businesses and have definite lives. The Company amortizes these intangible assets on a straight-line basis over their ten-year estimated useful life. Intangible assets are reviewed for impairment in conjunction with long-lived assets. There were no intangible asset impairments recorded during the years ended June 30, 2025 and 2024.
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
Advertising Costs
The Company’s purchased services and contracts expenses include media advertising, tactical advertising, and promotion costs. The creative portion of these activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run, unless such costs support direct-response advertising campaigns. In that case, these costs are capitalized and amortized over the period estimated to benefit from the campaign. Total advertising expenses were $7.2 million and $6.8 million for the fiscal years ended June 30, 2025 and 2024, respectively.
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
Income Taxes
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC (“SH1”), InnovAge California PACE - Sacramento (“SCR”), and InnovAge Florida PACE II, LLC (“ORL) have elected to be taxed as partnerships, and no provision (benefit) for income taxes for SH1, SCR or ORL is included in these consolidated financial statements.
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
Variable Interest Entities (VIE)
A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk or whose equity owners lack certain decision-making and economic rights. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The primary beneficiary is required to consolidate the VIE. SH1 and Pinewood Lodge, LLP (“PWD”) are considered to be VIEs. The Company was not considered the primary beneficiary of PWD but was considered the primary beneficiary of SH1. On March 13, 2024, PWD entered into a Purchase and Sale Agreement for the sale of all of PWD's property, including the Senior Housing unit, which sale closed on May 2, 2024. The partnership was then dissolved. On June 30, 2025, the Company entered into an agreement to sell the Company’s managing member interest in SH1 and vacant land adjacent to SH1 senior housing property. As a result, the Company reported the associated assets and liabilities as Assets held for sale and Liabilities held for sale in the Company’s consolidated balance sheets as of June 30, 2025.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company, which is expected to occur at the end of fiscal year 2026, or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company's consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, ASU 2023-07 requires that all existing annual segment disclosures be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. The Company adopted ASU 2023-07 effective for the fiscal year ended June 30, 2025. As a result, the Company has included the additional required disclosures in Note 14 “Segment Reporting” with retrospective presentation to all prior periods presented in the financial statements. The adoption of this guidance did not have a significant impact on the Company’s related disclosure.
Recent Accounting Pronouncements Not Yet Adopted
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Additionally, ASU 2023-09 requires public companies to annually disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as the amount of income taxes paid by individual jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that each interim and annual reporting period, an entity disclose more information about the components of certain expense captions that is currently disclosed in the financial statements. As revised by ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects this guidance will have on its consolidated financial statements.
The Company does not expect that any other recently issued accounting guidance will have a significant effect on its consolidated financial statements.
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
Our revenues are based on the estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in deposits and other on our consolidated balance sheets. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of June 30, 2025 and 2024, contract assets included within deposits and other were $2.2 million and $2.8 million, respectively.
The Company disaggregates capitation revenue from the following sources for the year ended June 30:

	2025	2024
Medicaid	55%	54%
Medicare	45%	46%
Private pay and other	*%	*%
Total	100%	100%
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
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised (i) 14% and 12% of capitation revenues for the years ended June 30, 2025 and 2024, respectively, and (ii) 27% and 24% of external provider costs for the years ended June 30, 2025 and 2024, respectively.
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. The concentration of net receivables from participants and third-party payers as of June 30, 2025 and 2024 was as follows:

	2025	2024
Medicaid	76%	71%
Medicare	21%	22%
Private pay and other	3%	7%
Total	100%	100%
The Company records accounts receivable at net realizable value based upon the estimated amounts the Company expects to be entitled to receive from Medicare, Medicaid, the VA and private pay sources. Estimated reimbursement amounts are adjusted in future periods as final settlements are determined.

Other Service Revenue and Accounts Receivable
Other service revenue primarily consists of revenues derived from state food grants and rent revenues. Accounts receivable related to other service revenue were not significant as of both June 30, 2025 and June 30, 2024.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies.”
Note 4:    Investments
The Company holds cost method investments as of June 30:

	2025	2024
in thousands
Cost method investments	$—	$2,645
Total investments	$—	$2,645
Nonconsolidated Entities
Cost Method Investments
As of June 30, 2025 and 2024, the Company maintained two investments accounted for using the cost method. The Company’s ownership interests are less than 20% of the voting stock of the investments and the Company does not have the ability to exercise significant influence over the operating and financial policies of the investments. The investments do not have a readily determinable fair value and the Company has elected to record the investments at cost, less impairment, if any.
JetDoc
In August 2021, the Company acquired a minority interest in shares of common stock of Jetdoc, Inc. (“Jetdoc”), a telehealth and virtual urgent care app, for cash consideration of $2.0 million. The Company determined that indicators of impairment were present as of December 31, 2023, and recognized an impairment loss of $1.9 million during the three months then ended. During the three months ended March 31, 2024, the Company determined that the remaining balance of our investment in Jetdoc was impaired and recognized an additional impairment loss of $0.1 million. Impairment losses are included in gain on cost and equity method investments on our consolidated statements of operations. During the year ended June 30, 2025, there were no observable price changes or impairments recorded. As of June 30, 2025, the Company does not have any ownership interest in JetDoc.
DispatchHealth
On June 14, 2019, the Company invested $1.5 million in DispatchHealth Holdings, Inc. through the purchase of a portion of its outstanding Series B Preferred Stock. On April 2, 2020, the Company invested an additional $1.1 million through the purchase of a portion of its outstanding Series C Preferred Stock. As of June 30, 2024, the balance of the Company’s investment was $2.6 million. The investment does not have a readily determinable fair value and the Company has elected to record the investment at cost, less impairment, if any. During the fiscal year ended June 30, 2024, there were no observable price changes or impairments. During the fiscal year ended June 30, 2025, the Company determined that indicators of impairment were present and recognized a $2.6 million impairment loss.
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
PWD was a VIE, but the Company was not the primary beneficiary. The Company did not have the power to direct the activities that most significantly impacted the economic performance of PWD. Accordingly, the Company did not consolidate PWD. PWD was accounted for using the equity method of accounting. The equity earnings of PWD were insignificant. As of June 30, 2024, the balance of the Company’s investment in PWD was $0.8 million, which represented the maximum exposure to loss.
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
InnovAge Florida PACE – Tampa
On August 15, 2025, the Company entered into a Joint Venture Agreement with Tampa General Hospital to develop the Company’s PACE center serving the communities in Tampa, Florida. In connection with the joint venture, the Company contributed an aggregate of $28.8 million for its controlling membership interest of 90%. As a result, the joint venture’s results will be consolidated in the Company’s consolidated financial statements from the JV agreement date forward. Tampa General Hospital contributed $3.2 million in cash for its 10% interest.
Noncontrolling Interest
Senior Housing
The Company’s operations include a 0.01% partnership interest in SH1, which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older. SH1 is a VIE. The Company is the primary beneficiary of SH1 and consolidates SH1 because it has the power to direct the activities that are most significant to SH1 and has an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 is the operation of the senior housing facility. The Company has provided a subordinated loan to SH1 and has provided a guarantee for a convertible term loan held by SH1.
On June 30, 2025, the Company entered into an agreement to sell the Company’s managing member interest in SH1 and vacant land adjacent to SH1 senior housing property. As a result, the Company reported the associated assets and liabilities as Assets held for sale and Liabilities held for sale in the Company’s Consolidated Balance Sheets as of June 30, 2025. The Company has recorded the Assets held for sale, net of Liabilities held for sale at the fair value, less cost to sell, and as a result recorded a $4.5 million loss on assets held for sale for the year ended June 30, 2025.
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
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As of June 30, 2025, none of the conditions specified in the JV Agreement had been met. Accordingly, these put rights held by the noncontrolling interests of the joint venture are required to be presented as temporary equity. As of June 30, 2025 and 2024, the Company’s redeemable noncontrolling interest was recorded at fair value of $25.0 million and $22.2 million, respectively.
Note 5:    Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill amounted to $142.0 million and $139.9 million as of June 30, 2025 and June 30, 2024, respectively. The Company had one acquisition resulting in goodwill during each of the years ended June 30, 2025 and 2024, see additional information in Note 11 “Acquisitions.” Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles — Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment for fiscal year 2025, the Company identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairments recorded during the years ended June 30, 2025 and 2024.
The following table summarizes the changes in goodwill for the fiscal years ended June 30:

in thousands	2025	2024
Balance as of beginning of period	$139,949	$124,217
Goodwill acquired during the period	2,097	15,732
Balance as of end of period	$142,046	$139,949
Intangible assets consisted of the following as of June 30:

in thousands	2025	2024
Definite-lived intangible assets
Customer relationships	$6,600	$6,600
Indefinite-lived intangible assets
Permits	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(4,723)	(4,062)
Balance as of end of period	$3,877	$4,538
Intangible assets with a finite useful life continue to be amortized over their useful lives. The Company recorded amortization expense of $0.7 million for each of the years ended June 30, 2025 and 2024.
The total expected future annual amortization expense for the next 5 years ended June 30, is as follows:

in thousands	Amortization Expense
2026	$660
2027	630
2028	540
2029	49
2030	—
We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the years ended June 30, 2025 and 2024.

Note 6:    Leases
Leasing Arrangements as Lessee
The Company leases certain property and equipment under various third-party operating and finance lease agreements. The Company determines if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. The leases are noncancelable and expire on various terms from 2025 through 2034. We determine if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), we recognize a right-of-use ("ROU") asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may also include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
The following table presents the components of our ROU assets and their classification in our Balance Sheet as of June 30.

Component of Lease Balances	Balance Sheet Line Items	2025	2024
		in thousands
Assets:
Operating lease assets	Operating lease assets	$26,901	$28,416
Finance lease assets	Property and equipment, net	13,403	15,908
Total leased assets		$40,304	$44,324
The Company recorded a $1.4 million impairment of operating lease ROU assets during the year ended June 30, 2025. See Note 2, “Summary of Significant Accounting Policies.” There were no impairments during the fiscal year ended June 30, 2024.
The following table presents the components of our lease cost and the classification of such costs in our Statements of Operations for the years ended June 30.

Component of Lease Cost	Statements of Operations Line Items	2025	2024
		in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$6,223	$5,402
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	5,567	1,984
Interest on lease liabilities	Interest expense, net	1,167	—
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	4	93
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	168	172
Total lease expense:		$13,129	$7,651

The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of June 30.

Weighted average remaining lease term:	2025	2024
Operating leases	7.5 years	7.7 years
Finance leases	3.0 years	3.5 years

Weighted average discount rate	2025	2024
Operating leases	7.00%	6.86%
Finance leases	7.68%	7.80%
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to June 30, 2025.

in thousands	Operating Lease	Finance Lease	Total
2025	$6,272	$6,927	$13,199
2026	6,263	6,125	12,388
2027	5,999	5,128	11,127
2028	5,218	3,004	8,222
2029	4,362	954	5,316
Thereafter	14,543	231	14,774
Total lease payments	42,657	22,369	65,026
Less liability accretion / imputed interest	(14,057)	(9,600)	(23,657)
Total lease liabilities	28,600	12,769	41,369
Less: Current lease liabilities	4,682	5,234	9,916
Total long-term lease liabilities	$23,918	$7,535	$31,453

Note 7:    Long-term Debt
The components of our long-term debt are as follows:

	June 30, 2025	June 30, 2024
	in thousands
Senior secured borrowings:
Term Loan Facility	$60,000	$63,750
Convertible term loan	—	2,239
Total debt	60,000	65,989
Less unamortized debt issuance costs	286	716
Less current maturities	2,250	3,795
Noncurrent maturities	$57,464	$61,478
As of June 30, 2025, the SH1 Convertible Term Loan, which was previously classified within Current portion of long-term debt and Long-term debt, net of debt issuance costs, has been transferred to Liabilities held for sale.
Credit Agreement
On March 8, 2021, the Company entered into a credit agreement (as amended, the “Credit Agreement”) that replaced its prior credit agreement. As of June 30, 2025, the Credit Agreement consisted of a senior secured term loan (the “Term

Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity.
Subsequent Event
On August 8, 2025, the Company entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 refinanced the Term Loan Facility with a $50.7 million term loan (the “Term Loan A Facility”), renewed the commitments with respect to the Revolving Credit Facility and extended the maturity date of both the Term Loan A Facility and the Revolving Credit Facility to August 8, 2028 from March 8, 2026.
Terms of the Credit Agreement
Borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under our letters of credit, which as of June 30, 2025 was $5.2 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan Facility and Term Loan A Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of June 30, 2025 and 2024, the interest rate on the Term Loan Facility was 6.13% and 7.18%, respectively. Under the terms of the Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of June 30, 2025, we had no borrowings outstanding, $5.2 million of letters of credit issued, and $94.8 million of remaining capacity under the Revolving Credit Facility.
The Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the Credit Agreement. The Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. The Company was in compliance with the covenants of the Credit Agreement as of June 30, 2025 and 2024.
The deferred financing costs of $2.0 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. Total amortization of deferred financing costs was $0.4 million and $0.4 million for the years ended June 30, 2025 and 2024, respectively.
Convertible Term Loan
On June 29, 2015, SH1 entered into a convertible term loan. Principal and interest payments of $0.02 million are due monthly. The loan bears interest at an annual rate of 6.68%, with the remaining principal balance due upon maturity at August 20, 2030. The loan is secured by a deed of trust to Public Trustee, assignment of leases and rents, security agreements, and SH1’s fixture filing. On June 30, 2025, the Company entered into an agreement to sell the Company’s managing member interest in SH1. As a result, the Company reported the associated liabilities related to the convertible term loan as Liabilities held for sale in the Company’s consolidated balance sheets as of June 30, 2025.
Aggregate maturities of our debt as of June 30, 2025 were as follows:

Long-term debt
in thousands
Year ending June 30:
2026	$2,250
2027	3,000
2028	3,000
2029	51,750
2030	—
Thereafter	—
Total debt	$60,000

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
The three levels of inputs that may be used to measure fair value are:
Level 1    Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date
Level 2    Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs to the valuation techniques that are significant to the fair value measurements of the assets or liabilities
The following table presents the Company’s short-term investments that are measured and accounted for at fair value on a recurring basis as of June 30, 2025.

in thousands	Amortized Cost	Fair Value	Short-term Investments
Level 1
Mutual funds	41,367	41,775	41,775
Total	$41,367	$41,775	$41,775
Recurring Measurements
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, Level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of June 30, 2025 and 2024, the Company’s redeemable noncontrolling interest was recorded at fair value of $25.0 million and $22.2 million, respectively.
There were no transfers in and out of Level 3 during the fiscal years ended June 30, 2025 and 2024. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.
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
Civil Investigative Demands
In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. The demand requests information and documents regarding Medicaid billing, patient services and referrals in connection with the Company’s PACE program in Colorado. The Company continues to fully cooperate with the Attorney General. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. The demand requested information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operated as of 2022 (California, Colorado, New Mexico, Pennsylvania, and Virginia). In December 2022, the Company received a supplemental civil investigative demand requesting supplemental information on the same matters. The Company and the DOJ have begun discussions to understand their respective positions on this matter. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
In October 2024, the Company received a civil investigative demand from the DOJ under the Federal False Claims Act on a similar subject matter. The demand requests information and documents regarding the Company's relationship as a PACE provider with residential care facilities in California, Colorado, Virginia and New Mexico, related housing costs, and enrollment practices. The Company is fully cooperating with the DOJ and has produced the requested information and documentation. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
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
In June 2025, the Company and the other defendants entered into an agreement with the plaintiffs to settle all claims in exchange for a payment by the Company of $27.0 million. The settlement agreement received preliminary approval from the District Court on June 17, 2025, and a final approval hearing has been set for November 26, 2025. After adjusting for the settlement amounts to be paid directly by the Company's insurers, the Company accrued expenses of $10.1 million representing its share of the settlement amount during fiscal year 2025. Until the District Court grants final approval of the settlement, there can be no assurances that the settlement will be completed on the terms disclosed herein or at all.
On April 20, 2022, the Board received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law, from a purported stockholder of the Company, Brian Hall. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On January 22, 2024, upon stipulation of the parties, the court entered an order further staying the litigation pending the close of fact discovery in the Securities Action or upon order of the Court granting a motion to lift the stay. On July 11, 2025, the parties informed the Court of the settlement agreement in the Securities Action and requested until September 10, 2025, to provide a further update. The parties are discussing a potential resolution of this matter, including a potential settlement. The Court has not established any further deadlines. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.

Other Matters
On June 16, 2025, Grane Supply, Inc, d/b/a Grane Rx (“Grane Rx”), the Company’s former pharmacy services vendor, filed an amended demand for arbitration before the American Arbitration Association asserting claims for breach of contract and breach of confidentiality in connection with the Company’s non-renewal and termination of its services agreements with Grane Rx resulting from a discrete Company operational initiative. Grane Rx’s demand seeks various forms of relief, including compensatory damages and injunctive relief. An arbitrator has been appointed and the parties are currently engaged in discovery. Initial mediation took place in May 2025. A final merits hearing in front of the arbitrator is expected to occur in early 2026. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
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

	Year ended June 30,
	2025	2024
	in thousands
Stock options	$669	$802
Profits interests units	667	861
Restricted stock units	6,283	5,169
Total stock-based compensation expense	$7,619	$6,832
2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the “2020 Equity Incentive Plan”) pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, advisers, and other services providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. Both performance-based and time-based units were issued under the plan. As of June 30, 2025, a total of 15,872,837 profits interests units have been granted under the 2020 Equity Incentive Plan.
The Company used the Monte Carlo option model to determine the fair value of the granted profits interests units at the time of the grant. Expected stock price volatility is based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. During the fiscal year ended June 30, 2024, a total of 2,213,700 Class B Units were awarded to the Company's

Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer. The assumptions under the Monte Carlo model related to the profits interests units for fiscal year 2024, presented on a weighted-average basis, are provided below:

2024
Expected volatility	68.0 - 76.0%
Expected life (years) - time vesting units	2.7 - 3.1
Interest rate	4.23 - 4.57%
Dividend yield	—
Weighted-average fair value	$1.59 - 2.17
Fair value of underlying stock	$5.52 - 7.27
During the fiscal year ended June 30, 2025, a total of 650,000 Class B Units were awarded to the Company’s President and Chief Operating Officer. The assumptions under the Monte Carlo model related to profit interests units, presented on a weighted-average basis, are provided below:

	2025
Expected volatility	63.0%	%
Expected life (years) - time vesting units	1.8
Interest rate	4.18%
Dividend yield	—
Weighted-average fair value	$1.43
Fair value of underlying stock	$5.67
A summary of profits interests activity for the year ended June 30, 2025, was as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value
Outstanding balance, June 30, 2024	1,287,113	$5.52
Granted	325,000	$5.67
Forfeited	—	$—
Vested	(433,917)	$1.30
Outstanding balance, June 30, 2025	1,178,196	$7.12

Performance-based unit awards	Number of units	Weighted average grant date fair value
Outstanding balance, June 30, 2024	1,371,671	$1.55
Granted	325,000	$0.99
Forfeited	—	$—
Vested	—	$—
Outstanding balance, June 30, 2025	1,696,671	$1.44
The total unrecognized compensation cost related to profits interests units outstanding as of June 30, 2025 was $4.0 million, comprised (i) $1.5 million related to time-based unit awards expected to be recognized over a weighted-average period of 2.9 years and (ii) $2.5 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
2021 Omnibus Incentive Plan
In March 2021, the Compensation Committee of the Board approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units with time-based vesting is based on the closing market price of our common stock on the date of grant. Certain other awards, including units and stock options under this plan vest upon achieving specific share price performance criteria and are determined to have performance-based vesting conditions. The Company has also issued time-based vesting stock options under this plan to its employees which generally vest in equal parts over a three-year period.
Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the year ended June 30, 2025, was as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2024	2,864,319	$8.15
Forfeited	(511,454)	$5.47
Vested	(1,153,471)	$4.00
Granted	228,598	$4.84
Outstanding balance, June 30, 2025	1,427,992	$11.92
The total unrecognized compensation cost related to time-based restricted stock units outstanding as of June 30, 2025, was $5.0 million and is expected to be recognized over a weighted-average period of 1.4 years.
A summary of performance-based vesting restricted stock units activity for the year ended June 30, 2025, was as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2024	258,767	$5.18
Forfeited	—	$—
Vested	—	$—
Granted	—	$—
Outstanding balance, June 30, 2025	258,767	$5.18

The total unrecognized compensation cost related to performance-based vesting restricted stock units outstanding as of June 30, 2025, was $0.1 million and is expected to be recognized over a weighted-average period of 1.8 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the year ended June 30, 2025, was as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2024	554,499	$1.77
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, June 30, 2025	554,499	$1.77

Exercisable balance, June 30, 2025	485,184	$0.15
The total unrecognized compensation costs related to time-based vesting stock options outstanding as of June 30, 2025, was $0.01 million and is expected to be recognized over a weighted-average period of 0.2 years.
A summary of performance-based vesting stock option activity for the year ended June 30, 2025, was as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2024	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, June 30, 2025	776,299	$3.08
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of June 30, 2025, was $0.2 million and is expected to be recognized over a weighted-average period of 1.5 years.
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
The TRHC acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and the estimated future economic benefits arising from expected growth opportunities for the Company and is not deductible for income tax purposes.
The following table represents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, measurement period adjustments and the allocation as of the acquisition date:

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
Note 12:    Income Taxes
The Company’s effective income tax rate for the years ended June 30, 2025 and 2024 was (3.9)% and (6.4)%, respectively, which differed from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in each period as a result of the following factors:

	Year ended June 30,
	2025	2024
	in thousands
Statutory rate	$(7,088)	$(4,581)
IRC Section 162(m) limitation (a)	513	504
Change in valuation allowance	7,771	6,543
Permanent adjustments	364	614
Prior year true-up and other	420	(349)
Income from entities not subject to taxation	1,051	404
State tax	(1,715)	(1,733)
Provision (benefit) for income taxes	$1,316	$1,402
___________________________________
(a)Reflects the permanent addback for the IRC Section 162(m) limitation, which limits the deduction of compensation for the five highest paid officers to $1.0 million per officer.

Provision (benefit) for income taxes consisted of the following for the years ended June 30, 2025 and 2024:

	Year ended June 30,
	2025	2024
	in thousands
Current:
Federal	$—	$—
State	14	178
Total current tax expense	14	178

Deferred:
Federal	62	445
State	1,240	779
Total deferred tax expense	1,302	1,224
Total provision (benefit) for income taxes	$1,316	$1,402
The significant components of deferred tax assets and liabilities were as follows for the years ended June 30, 2025 and 2024:

	Year ended June 30,
	2025	2024
	in thousands
Deferred tax assets:
Amortization	$707	$573
Federal net operating losses	24,624	22,873
State net operating losses	10,045	8,053
Provision for uncollectible accounts	1,957	1,755
Accrued vacation	868	469
Reported and estimated claims	673	1,505
Stock-based compensation	467	511
Accrued bonuses	1,305	1,180
Interest Expense	2,791	1,943
Lease liability	7,521	9,260
Accrued settlement	2,456	—
Total deferred tax assets	53,414	48,122
Valuation allowance	(23,036)	(15,948)
Deferred tax assets, net of valuation allowance	30,378	32,174
Deferred tax liabilities:
Goodwill	(11,788)	(9,207)
Depreciation	(12,018)	(16,288)
Equity investment	(7,679)	(4,696)
Prepaid expenses	(530)	(705)
ROU asset	(7,108)	(8,684)
Other	(16)	(54)
Total deferred tax liabilities	(39,139)	(39,634)
Net deferred tax liability	$(8,761)	$(7,460)

Carryforwards
The Company had state net operating loss carryforwards of $230.1 million and $185.8 million at June 30, 2025 and 2024, respectively, which will begin to expire in 2037 if not utilized. Additionally, the Company has federal net operating loss carryforwards of $117.3 million and $108.9 million as of June 30, 2025 and 2024, respectively which do not expire.
Valuation Allowance
The Company has provided $23.0 million and $15.9 million at June 30, 2025 and June 30, 2024, respectively, as a valuation allowance against its deferred tax assets for federal and state net operating losses and state IRC 163(j) interest expense limitations where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.
Other
The Company had no uncertain tax positions at June 30, 2025 and 2024.
The Company files income tax returns as a consolidated group, excluding SH1, InnovAge Sacramento, and InnovAge Orlando, in the U.S. federal jurisdiction and various states and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by U.S. federal and various U.S. state-taxing authorities.
The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations, or liquidity. The Company is subject to income tax examinations by U.S. federal and state jurisdictions for the period ended June 30, 2022 and forward. The Company is subject to income tax examinations by California, Colorado and New Mexico state jurisdictions for the period ended June 30, 2021 and forward.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The net effect of OBBBA did not have a material impact on the Company’s effective tax rate for the year ended June 30, 2025. The Company continues to evaluate the impact of OBBBA on its consolidated financial statements and will update its estimates as additional guidance becomes available.
Note 13:    Related Parties
PWD VIE. On March 13, 2024, PWD entered into a Purchase and Sale Agreement for the sale of all of PWD's property, including the Senior Housing unit. On May 2, 2024, PWD closed on the sale of its Senior Housing property for $9.5 million. Upon completion of the sale, PWD ceased providing senior housing services and was dissolved. Following the dissolution, the remaining proceeds from the sale were distributed in accordance with the partnership agreement and as otherwise agreed by the partners. The Company received net proceeds of $4.8 million in connection with the dissolution.
Note 14:    Segment Reporting

As of June 30, 2025, the Company has three operating segments, two of which are related to the Company’s PACE offering. The PACE-related operating segments are based on two geographic divisions, which are East and West. Due to the similar economic characteristics, nature of services, and customers, we have aggregated our East and West operating segments into one reportable segment for PACE. The Company’s remaining operating segment primarily related to Senior Housing, which is an immaterial operating segment, and shown below as “Other” along with certain corporate unallocated expenses.

The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM uses Center-Level Contribution Margin as the measure for assessing performance of its operating segments and allocating resources, predominantly in the annual budget and forecasting process. The Company evaluates performance and allocates capital resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability. The CODM considers forecast-to-actual Center-Level Contribution Margin variances on a monthly basis when making decisions about allocating capital and personnel to the segments. Center-Level Contribution Margin is defined as total segment revenues less external provider costs and cost of care (excluding depreciation and amortization).

The Company does not review assets by segment and therefore assets by segment are not disclosed below. For the periods presented, all of the Company’s long-lived assets were located in the United States and all revenue was earned in the United States.
The following table summarizes the operating results regularly provided to the CODM by segment for the years ended June 30, 2025 and 2024:

	June 30, 2025			June 30, 2024
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$852,353	$—	$852,353	$762,570	$—	$762,570
Other service revenue	356	990	1,346	310	975	1,285
Total revenues	852,709	990	853,699	762,880	975	763,855
External provider costs	431,152	—	431,152	403,010	—	403,010
Cost of care, excluding depreciation and amortization	268,338	570	268,908	228,203	578	228,781
Center-Level Contribution Margin	153,219	420	153,639	131,667	397	132,064

Sales and marketing			28,217			24,957
Corporate, general and administrative			122,058			111,337
Depreciation and amortization			19,510			18,950
Impairments and loss on assets held for sale			13,615			—
Operating loss			(29,761)			(23,180)
Other income			(4,266)			1,361
Loss Before Income Taxes			$(34,027)			$(21,819)

Depreciation and amortization	$19,058	$452	$19,510	$18,477	$473	$18,950
___________________________________
(1)Center-level Contribution Margin from a segment below the quantitative thresholds was attributable to the Senior Housing operating segment of the Company as of June 30, 2025. This segment has never met any of the quantitative thresholds for determining reportable segments.
Note 15:    Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and other equity awards, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted EPS. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the year ended June 30, 2025 and 2024, 344,713 and 105,482 potentially dilutive securities were excluded from the weighted-average shares used to calculate the diluted net loss per common share, respectively, as they would have an anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended June 30,
in thousands, except share values	2025	2024
Net loss attributable to InnovAge Holding Corp.	$(30,313)	$(21,338)
Weighted average common shares outstanding (basic)	135,387,555	135,902,214
EPS (basic)	$(0.22)	$(0.16)

Dilutive shares	—	—
Weighted average common shares outstanding (diluted)	135,387,555	135,902,214
EPS (diluted)	$(0.22)	$(0.16)
Note 16: Share Repurchase Program
On June 14, 2024, our Board authorized up to $5.0 million of share repurchases. On September 26, 2024, the Company announced the Board’s authorization to increase the share repurchase program by an additional $2.5 million of the Company’s common stock. During the year ended June 30, 2024, the Company repurchased 45,023 shares of its common stock for approximately $0.2 million, of which 36,559 were placed in Treasury. During the year ended June 30, 2025, the Company repurchased 1,426,420 shares of its common stock for approximately $7.3 million, all of which were placed in Treasury. As of June 30, 2025, the repurchase authorization under the program was complete.
Note 17:    Subsequent Event
The Company has evaluated subsequent events through September 9, 2025, the date on which the consolidated financial statements were issued, and noted there were none except the Company entered into Amendment No. 2 to the Credit Agreement as disclosed in Note 7, “Long-term Debt” and the Company entered into a Joint Venture Agreement with Tampa General Hospital to develop the Company’s PACE center serving the communities in Tampa, Florida as disclosed in Note 4, “Cost and Equity Method Investments.”

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of the Company’s internal control over financial reporting, management has conducted an assessment, including testing, using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2025.
This Form 10-K does not include an attestation report on internal controls over financial reporting of the Company's registered public accounting firm. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes to our Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Insider Trading Arrangements and policies
During the fiscal quarter ended June 30, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item, other than the information regarding the code of ethics and business conduct set forth below, will be set forth in the Proxy Statement relating to our upcoming Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the fiscal year ended June 30, 2025, and is incorporated in herein by reference.
Code of Ethics
We have adopted a written Code of Ethics that applies to our directors, executive officers and employees, including our Chief Executive Officer, Chief Financial Officer and officers responsible for financial reporting. A current copy of the code is publicly available under “Governance” on the Investor Relations section of our website, https://investor.innovage.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any substantive amendments to or waivers from the Code of Ethics (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or officers responsible for financial reporting) on this page of the Company’s website.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2025, and is incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2025, and is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2025, and is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2025, and is incorporated herein by reference.

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

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of InnovAge Holding Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 2, 2025).

3.3
Amended and Restated Bylaws of InnovAge Holding Corp., effective March 3, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021).

4.1*	Description of Securities.

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

10.4
Amendment No. 2 to the Credit Agreement, dated as of August 8, 2025, by and among Total Community Options, Inc., TCO Intermediate Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (including Exhibit A, which is a conformed copy of the Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2025).

10.5
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

10.7+
Amended Employment Agreement, dated as of October 31, 2024, by and between Total Community Options, Inc. and Patrick Blair (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.8+
Class B Unit Award Agreement, effective August 30, 2023, by and between TCO Group Holdings, L.P. and Patrick Blair (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.9+*	Class B Unit Award Agreement, dated as of September 5, 2025, by and between TCO Group Holdings, L.P. and Patrick Blair.
10.10+
Employment Agreement, dated October 31, 2024, by and between Total Community Options, Inc. and Michael Scarbrough (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.11+
Class B Unit Award Agreement, effective November 4, 2024, by and between TCO Group Holdings, L.P. and Michael Scarbrough (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.12+
Employment Agreement, dated as of July 3, 2023, by and between Total Community Options, Inc. and Benjamin C. Adams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.13+
Class B Unit Award Agreement, effective as of July 10, 2023, by and between TCO Group Holdings, L.P. and Benjamin C. Adams (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2023).

10.14+*	Class B Unit Award Agreement, dated as of September 5, 2025, by and between TCO Group Holdings, L.P. and Benjamin C. Adams.
10.15+
Employment Agreement, dated as of November 30, 2021, by and between Nicole D’Amato and Total Community Options, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2022).

10.16+
Class B Unit Award Agreement, dated as of December 18, 2023, by and between TCO Group Holdings, L.P. and Nicole D’Amato (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023).

10.17+*	Class B Unit Award Agreement, dated as of September 5, 2025, by and between TCO Group Holdings, L.P. and Nicole D’Amato.
10.18+	InnovAge Holding Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 5, 2021).

10.19+	TCO Group Holdings, L.P. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023).

10.20+	Form of Stock Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 24, 2021).

10.21+	Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on September 10, 2024).
19*	Insider Trading Policy
21*	Subsidiaries of InnovAge Holding Corp.

23*	Consent of Deloitte & Touche LLP

24*	Powers of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on September 10, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

Date: September 9, 2025	INNOVAGE HOLDING CORP.
	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 9, 2025.

Signature	Title

/s/ Patrick Blair	Chief Executive Officer (principal executive officer)
Patrick Blair

/s/ Benjamin C. Adams	Chief Financial Officer (principal financial officer and principal accounting officer)
Benjamin C. Adams

/s/ John Ellis Bush	Director
John Ellis Bush

/s/ James Carlson	Director, Chair of the Board
James Carlson

/s/ Andrew Cavanna	Director
Andrew Cavanna

/s/ Patricia Fontneau	Director
Patricia Fontneau

/s/ Edward Kennedy, Jr.	Director
Edward Kennedy, Jr.

/s/ Thomas Scully	Director
Thomas Scully

/s/ Teresa Sparks	Director
Teresa Sparks

/s/ Marilyn Tavenner	Director
Marilyn Tavenner

/s/ Richard Zoretic	Director
Richard Zoretic