Form 10-Q
period 2025-09-30
InnovAge Holding Corp.
filed 2025-11-04
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 135,681,431 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2025
Cautionary Note on Forward-Looking Statements
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
•the impact on our business from ongoing macroeconomic related challenges, including labor shortages, labor competition, inflation, tariffs and trade disputes, and the effects of a prolonged government shutdown;
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
•our status as a “controlled company”;
•the volatility of our stock price;
•our ability to comply with the continued listing requirements of Nasdaq; and
•other factors disclosed in the section entitled “Risk Factors” in our Annual Report for the year ended June 30, 2025 filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2025 ("2025 10-K"), and our subsequent filings with the SEC.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2025	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$67,146	$64,129
Short-term investments	42,272	41,775
Restricted cash	11	11
Accounts receivable, net	23,174	36,373
Prepaid expenses	25,785	24,472
Income tax receivable	3,310	3,310
Assets held for sale	—	6,038
Total current assets	161,698	176,108
Noncurrent Assets
Property and equipment, net	166,276	168,044
Operating lease assets	25,841	26,901
Deposits and other	10,660	9,875
Goodwill	142,046	142,046
Other intangible assets, net	3,713	3,877
Total noncurrent assets	348,536	350,743
Total assets	$510,234	$526,851
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$50,798	$76,750
Reported and estimated claims	58,603	58,971
Due to Medicaid and Medicare	16,291	14,382
Current portion of long-term debt	3,004	2,250
Current portion of finance lease obligations	5,067	5,234
Current portion of operating lease obligations	4,726	4,682
Liabilities held for sale	—	2,538
Total current liabilities	138,489	164,807
Noncurrent Liabilities
Deferred tax liability, net	9,008	8,761
Finance lease obligations	6,306	7,535
Operating lease obligations	22,819	23,918
Other noncurrent liabilities	1,693	1,458
Long-term debt, net of debt issuance costs	56,153	57,464
Total liabilities	234,468	263,943
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	25,937	25,010
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of September 30, 2025 and June 30, 2025; 137,144,410 issued and 135,681,431 outstanding as of September 30, 2025 and 136,903,271 issued and 135,440,292 outstanding as of June 30, 2025	137	137
Treasury stock at cost, 1,462,979 shares as of September 30, 2025 and June 30, 2025	(7,500)	(7,500)
Additional paid-in capital	345,367	343,378
Retained deficit	(93,028)	(101,047)
Total InnovAge Holding Corp.	244,976	234,968
Noncontrolling interests	4,853	2,930
Total stockholders’ equity	249,829	237,898
Total liabilities and stockholders’ equity	$510,234	$526,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except number of shares and per share data)
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Revenues
Capitation revenue	$235,751	$204,800
Other service revenue	354	342
Total revenues	236,105	205,142
Expenses
External provider costs	108,863	107,214
Cost of care, excluding depreciation and amortization	75,886	63,387
Sales and marketing	7,605	6,492
Corporate, general and administrative	30,273	27,535
Depreciation and amortization	5,085	5,410
Loss on assets held for sale	104	—
Total expenses	227,816	210,038
Operating Income (Loss)	8,289	(4,896)

Other Income (Expense)
Interest expense, net	(1,251)	(1,243)
Other income	878	833
Total other expense	(373)	(410)
Income (Loss) Before Income Taxes	7,916	(5,306)
Provision for Income Taxes	247	404
Net Income (Loss)	7,669	(5,710)
Less: net loss attributable to noncontrolling interests	(350)	(781)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$8,019	$(4,929)

Weighted-average number of common shares outstanding - basic	135,592,487	135,769,835
Weighted-average number of common shares outstanding - diluted	136,760,874	135,769,835

Net income (loss) per share - basic	$0.06	$(0.04)
Net income (loss) per share - diluted	$0.06	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2025
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, June 30, 2025	135,440,292	$137	$343,378	$(101,047)	1,462,979	$(7,500)	$2,930	$237,898	$25,010
Stock-based compensation	331,599	—	2,308	—	—	—	—	2,308	—
Tax withholding related to net share settlements of stock-based compensation awards	(90,460)	—	(319)	—	—	—	—	(319)	—
Contributions from joint venture	—	—	—	—	—	—	3,200	3,200	—
Net income (loss)	—	—	—	8,019	—	—	(1,277)	6,742	927	7,669
Balances, September 30, 2025	135,681,431	$137	$345,367	$(93,028)	1,462,979	$(7,500)	$4,853	$249,829	$25,937

	For the Three Months Ended September 30, 2024
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, June 30, 2024	136,116,299	$136	$337,615	$(68,311)	36,559	$(179)	$8,347	$277,608	$22,200
Stock-based compensation	341,619	—	2,161	—	—	—	—	2,161	—
Tax withholding related to net share settlements of stock-based compensation awards	(118,407)	—	(728)	—	—	—	—	(728)	—
Shares repurchased at cost	(800,813)	—	—	—	800,813	(4,821)	—	(4,821)
Net loss	—	—	—	(4,929)	—	—	(238)	(5,167)	(543)	(5,710)
Balances, September 30, 2024	135,538,698	$136	$339,048	$(73,240)	837,372	$(5,000)	$8,109	$269,053	$21,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
Operating Activities
Net income (loss)	$7,669	$(5,710)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on disposal of assets	(483)	—
Provision for uncollectible accounts	—	82
Depreciation and amortization	5,085	5,410
Operating lease rentals	1,562	1,572
Loss on assets held for sale	104	—
Amortization of deferred financing costs	213	107
Stock-based compensation	2,308	2,161
Deferred income taxes	247	403
Other, net	598	126
Changes in operating assets and liabilities
Accounts receivable, net	13,199	1,290
Prepaid expenses and other current assets	(1,306)	(3,885)
Deposits and other	(950)	653
Accounts payable and accrued expenses	(24,303)	(9,495)
Reported and estimated claims	(368)	1,039
Due to Medicaid and Medicare	1,908	388
Operating lease liabilities	(1,559)	(1,657)
Net cash provided by (used in) operating activities	3,924	(7,516)
Investing Activities
Purchases of property and equipment	(4,077)	(2,200)
Purchases of short-term investments	(453)	(590)
Proceeds from sale of assets held for sale	3,716	—
Net cash used in investing activities	(814)	(2,790)
Financing Activities
Payments for finance lease obligations	(1,395)	(1,124)
Principal payments on long-term debt	(60,012)	(949)
Proceeds from the issuance of long-term debt	60,082	—
Payments on financing costs	(1,567)	—
Repurchase of equity securities	—	(4,821)
Contribution from joint venture partner	3,200	—
Taxes paid related to net settlements of stock-based compensation awards	(319)	(728)
Net cash used in financing activities	(11)	(7,622)

Net change in cash, cash equivalents and restricted cash including cash of $0.08 million reclassified to assets held for sale	3,099	(17,928)
Less: change in cash and restricted cash reclassified to assets held for sale	(82)	—
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	3,017	(17,928)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	64,140	56,960
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$67,157	$39,032

Supplemental Cash Flows Information
Interest paid	$1,304	$1,181
Income taxes paid	$—	$1
Property and equipment included in accounts payable	$509	$102
Property and equipment purchased under finance leases	$17	$—
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
As of September 30, 2025, the Company served approximately 7,890 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
PACE is a fully-capitated managed care program, which serves the frail elderly, and predominantly dual-eligible, population in a community-based service model. The Company defines dual-eligible seniors as individuals who are 55+ and qualify for benefits under both Medicare and Medicaid. InnovAge provides all needed healthcare services through an all-inclusive, coordinated model of care, and the Company is at risk for 100% of healthcare costs incurred with respect to the care of its participants. PACE programs receive capitation payments directly from Medicare Parts C and D, Medicaid, Veterans Administration (“VA”), and private pay sources. Additionally, under the Medicare Prescription Drug Plan, the Centers for Medicare and Medicaid Services (“CMS”) share part of the risk for providing prescription medication to the Company’s participants.
The Company’s common stock is traded on the Nasdaq Stock Market LLC under the ticker symbol “INNV”.
Note 2: Summary of Significant Accounting Policies
The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2025 (“2025 10-K”). There were no significant changes to those accounting policies during the three months ended September 30, 2025.
Basis of Preparation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended June 30, 2025. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIEs”) for which it is the primary beneficiary and entities for which it is the controlling general partner. All intercompany accounts and transactions have been eliminated in consolidation.
The Company does not have any components of comprehensive income (loss) and comprehensive income (loss) is equal to net income (loss) reported in the statements of operations for all periods presented.

Property and Equipment
Property and equipment were comprised of the following as of September 30, 2025 and June 30, 2025:

dollars in thousands	Estimated Useful Lives	September 30, 2025	June 30, 2025
Land	N/A	$10,738	$10,738
Buildings and leasehold improvements	10 - 40 years	145,761	143,923
Software	3 - 5 years	32,108	31,776
Equipment and vehicles	3 - 7 years	69,492	72,370
Construction in progress	N/A	8,626	8,000
		266,725	266,807
Less: accumulated depreciation and amortization		(100,449)	(98,763)
Total property and equipment, net		$166,276	$168,044
Depreciation of $4.9 million and $5.2 million was recorded during the three months ended September 30, 2025 and 2024, respectively.
Recently Adopted Accounting Pronouncements
None.
Recent Accounting Pronouncements Not Yet Adopted
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Additionally, ASU 2023-09 requires public companies to annually disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as the amount of income taxes paid by individual jurisdiction. For smaller reporting companies, such as the Company, ASU 2023-09 is effective for annual periods beginning after December 15, 2025. The Company plans to adopt ASU 2023-09 prospectively in the first quarter of fiscal 2027 and will include the required disclosures in the Company's annual consolidated financial statements.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that each interim and annual reporting period, an entity disclose more information about the components of certain expense captions that are currently disclosed in the financial statements. As revised by ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects this guidance will have on its consolidated financial statements.
The Company does not expect that any other recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.
Note 3: Revenue Recognition
Under ASC 606, - Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price;

(iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the entity satisfies a performance obligation.
Capitation Revenue and Accounts Receivable
The Company's capitation revenue relates to contracts with participants in which the Company's performance obligation is to provide healthcare services to the participants. Revenues are recorded during the period the Company's obligations to provide healthcare services are satisfied as noted below within each service type. The Company contracts directly with Medicare and Medicaid on a per member, per month (“PMPM”) basis. The Company receives 100% of the pooled capitated payment to directly provide or manage the healthcare needs of its participants.
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
The Company's revenues are based on the estimated PMPM amounts the Company expects to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in Deposits and other on the Company's condensed consolidated balance sheets. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of both September 30, 2025 and June 30, 2025, contract assets included within prepaid expenses and deposits and other were $2.2 million .
The Company disaggregates capitation revenue from the following sources for the three months ended:

	September 30,
	2025	2024
Medicaid	56%	55%
Medicare	44%	45%
Private pay and other	*%	*%
Total	100%	100%
*Less than 1%
The Company determined the transaction price for these contracts is the amount the Company expects to be entitled to, which is the most likely amount. For certain capitation payments, the Company is subject to retroactive premium risk adjustment payments according to the Centers for Medicare and Medicaid Services ("CMS") risk adjustment payment timeline. Specifically, there is a midyear true up payment based on updated risk score calculations and a final true up payment to allow for complete diagnosis submission. The Company estimates the amount of the adjustment and records it monthly on a straight-line basis. These adjustments are not expected to be material.
The capitation revenues are recognized based on the estimated PMPM transaction price to transfer the service for a distinct increment of the series (i.e. month). The Company recognizes revenue over time in the month in which participants are entitled to receive comprehensive care benefits during the contract term. As the period between the time of service and time of payment is typically one year or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised 14% and 13% of capitation revenues for the three months ended September 30, 2025 and 2024, respectively.
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA and private pay sources. The Company's accounts receivable as of September 30, 2025 and June 30, 2025 were primarily from capitation revenue arrangements. The concentration of net receivables from participants and third-party payers was as follows:

	September 30, 2025	June 30, 2025
Medicaid	95%	76%
Medicare	5%	21%
Private pay and other	—%	3%
Total	100%	100%
The Company records accounts receivable at net realizable value based upon the estimated amounts the Company expects to be entitled to receive from Medicare, Medicaid, the VA and private pay sources. Estimated reimbursement amounts are adjusted in future periods as final settlements are determined.
Other Service Revenue and Accounts Receivable
Other service revenue primarily consists of revenues derived from state food grants and rent revenues. Accounts receivable related to other service revenue were not significant as of both September 30, 2025 and June 30, 2025.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies.”
Note 4: Investments
Consolidated Entities
Controlling Interest
InnovAge Florida PACE – Orlando
On May 28, 2024, the Company entered into a joint venture agreement with Orlando Health (“OHI”) to develop and manage PACE centers to serve communities in Orlando, Florida. In connection with the joint venture, the Company contributed an aggregate of $26.1 million for its controlling membership interest of 90%. OHI contributed $2.9 million in cash for its 10% interest. As a result, the joint venture’s results are consolidated in the Company’s condensed consolidated financial statements.
InnovAge Florida PACE – Tampa

On August 15, 2025, the Company entered into a joint venture agreement with Tampa General Hospital to develop the Company’s PACE center serving the communities in Tampa, Florida. In connection with the joint venture, the Company contributed an aggregate of $28.8 million for its controlling interest of 90%. Tampa General Hospital contributed $3.2 million in cash for its 10% interest. As a result, the joint venture’s results will be consolidated in the Company’s consolidated financial statements from the JV agreement date forward.

Noncontrolling Interest
Senior Housing
The Company’s operations included a 0.01% partnership interest in InnovAge Senior Housing Thornton, LLC (“SH1”), which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older.
SH1 is a Variable Interest Entity ("VIE"). The Company was the primary beneficiary of SH1 and consolidated SH1 as it had the power to direct the activities that were most significant to SH1 and had an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 was the operation of the senior housing facility. The Company provided a subordinated loan to SH1 and provided a guarantee for a convertible term loan held by SH1.
On June 30, 2025, the Company entered into an agreement to sell the Company’s managing member interest in SH1 and vacant land adjacent to SH1 senior housing property. As a result, the Company reported the associated assets and liabilities as Assets held for sale and Liabilities held for sale in the Company’s consolidated balance sheets as of June 30, 2025. The Company recorded the Assets held for sale, net of Liabilities held for sale at the fair value, less cost to sell, and as a result recorded a $4.5 million loss on assets held for sale for the year ended June 30, 2025.
On September 11, 2025, the Company closed on the sale of the Company’s managing member interest in SH1 and the adjacent vacant land and recorded an additional loss on assets held for sale of $0.1 million.
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
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As of September 30, 2025, none of the conditions specified in the JV Agreement had been met. Accordingly, these put rights held by the noncontrolling interests of the joint venture are required to be presented as temporary equity and are recorded as redeemable noncontrolling interests on the Company's condensed consolidated balance sheets. As of September 30, 2025 and June 30, 2025, the Company's redeemable noncontrolling interest was recorded at a fair value of $25.9 million and $25.0 million, respectively.
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
The following table shows the Company’s short-term investments that are measured and accounted for at fair value on a recurring basis as of September 30, 2025 and June 30, 2025:

	September 30, 2025
in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short- term Investments
Mutual funds	$41,822	$42,272	$—	$42,272
Total	$41,822	$42,272	$—	$42,272

	June 30, 2025
in thousands	Amortized Cost	Fair Value	Cash and Cash Equivalents	Short- term Investments
Mutual funds	$41,367	$41,775	$—	$41,775
Total	$41,367	$41,775	$—	$41,775
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, Level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of September 30, 2025 and June 30, 2025, the Company’s redeemable noncontrolling interest was recorded at fair value of $25.9 million and $25.0 million, respectively.
There were no transfers in and out of Level 3 during the three months ended September 30, 2025 and 2024. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.
Note 6: Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. The Company had goodwill of $142.0 million as of September 30, 2025 and June 30, 2025. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles – Goodwill and Other,” the Company reviews the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairment recorded during the three months ended September 30, 2025 and 2024.

Intangible assets consisted of the following as of:

in thousands	September 30, 2025	June 30, 2025
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(4,887)	(4,723)
Balance as of end of period	$3,713	$3,877
Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million for each of the three months ended September 30, 2025 and 2024.
The Company reviews the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the three months ended September 30, 2025 and 2024.
Note 7: Leases
Leasing Arrangements as Lessee
The Company leases certain property and equipment under various third-party operating and finance lease agreements. The Company determines if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. The leases are noncancelable and expire on various terms from 2025 through 2039. The Company determines if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), the Company recognizes an ROU asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company's lease terms may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The Company has elected to apply the short-term lease exception for contracts that have a lease term of twelve months or less and do not include an option to purchase the underlying asset. Therefore, the Company does not recognize a ROU asset or lease liability for such contracts. The Company recognizes short-term lease payments as expense on a straight-line basis over the lease term. Variable lease payments that do not depend on an index or rate are recognized as expense. Certain leases include escalations based on inflation indexes and fair market value adjustments. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement for such leases.
The following table presents the components of the Company's ROU assets and their classification in the Company's condensed consolidated balance sheets as of:

Component of Lease Balances	Balance Sheet Line Items	September 30, 2025	June 30, 2025
in thousands
Assets:
Operating lease assets	Operating lease assets	$25,841	$26,901
Finance lease assets	Property and equipment, net	10,597	13,403
Total leased assets		$36,438	$40,304

The following table presents the components of the Company's lease cost and the classification of such costs in the Company's condensed consolidated statements of operations for the three months ended September 30:

		Three Months Ended September 30,
Component of Lease Cost	Statements of Operations Line Items	2025	2024
in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$1,527	$1,535
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	1,312	1,355
Interest on lease liabilities	Interest expense, net	248	—
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	—	6
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	51	22
Total lease expense		$3,138	$2,918
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of September 30:

Weighted average remaining lease term:	September 30, 2025	September 30, 2024
Operating leases	7.3 years	7.5 years
Finance leases	2.8 years	3.3 years

Weighted average discount rate:	September 30, 2025	September 30, 2024
Operating leases	7.02%	6.85%
Finance leases	7.70%	7.82%
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to September 30, 2025:

in thousands	Operating Lease	Finance Lease	Total
Amount remaining in 2026	$6,263	$6,064	$12,327
2027	5,999	5,128	11,127
2028	5,218	3,004	8,222
2029	4,362	954	5,316
2030	4,123	231	4,354
Thereafter	10,421	—	10,421
Total lease payments	36,386	15,381	51,767
Less liability accretion / imputed interest	(8,841)	(4,008)	(12,849)
Total lease liabilities	27,545	11,373	38,918
Less: Current lease liabilities	4,726	5,067	9,793
Total long-term lease liabilities	$22,819	$6,306	$29,125

Note 8. Long-Term Debt
Long-term debt consisted of the following at September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
	in thousands
Senior secured borrowings:
Term Loan Facility	$50,714	$60,000
Revolving Credit Facility	9,368	—
Total debt	60,082	60,000
Less: unamortized debt issuance costs	925	286
Less: current maturities	3,004	2,250
Noncurrent maturities	$56,153	$57,464
Credit Agreement
On March 8, 2021, the Company entered into a credit agreement (as amended, the “Credit Agreement”) that replaced its prior credit agreement. The Credit Agreement consisted of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity.
Amendment No. 2
On August 8, 2025, the Company entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 refinanced the Term Loan Facility with a $50.7 million term loan (the "Term Loan A Facility"), renewed the commitments with respect to the Revolving Credit Facility and extended the maturity date of both the Term Loan A Facility and the Revolving Credit Facility to August 8, 2028 from March 8, 2026.
Terms of the Credit Agreement
Borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under the Company's letters of credit, which as of September 30, 2025 was $5.2 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan A Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of September 30, 2025, the interest rate on the Term Loan Facility was 6.63%. Under the terms of the Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of September 30, 2025, the Company had $9.4 million borrowings outstanding, $5.2 million of letters of credit issued, and $85.4 million of remaining capacity under the Revolving Credit Facility.
The Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the 2021 Credit Agreement. The Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of September 30, 2025, the Company was in compliance with the covenants of the Credit Agreement.
Deferred financing costs are amortized over the term of the underlying debt and unamortized amounts related to the Term Loan A Facility have been partially offset against long-term debt and unamortized amounts related to the Revolving Credit Facility are recorded in deposits and other in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

Convertible Term Loan
On June 29, 2015, SH1 entered into a convertible term loan. Principal and interest payments of $0.02 million were due monthly. The loan bore interest at an annual rate of 6.68%, with the remaining principal balance due upon maturity at August 20, 2030. The loan was secured by a deed of trust to Public Trustee, assignment of leases and rents, security agreements, and SH1’s fixture filing. On September 11, 2025, the Company closed on the sale of the Company’s managing member interest in SH1 and no longer consolidates the convertible term loan. The convertible loan is no longer an obligation of the Company.
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

In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. The demand requested information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operated as of 2022 (California, Colorado, New Mexico, Pennsylvania, and Virginia). In December 2022, the Company received a supplemental civil investigative demand requesting supplemental information on the same matters. The Company and the DOJ remain in discussions to understand their respective positions on this matter. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.

In October 2024, the Company received a civil investigative demand from the DOJ under the Federal False Claims Act on a similar subject matter. The demand requested information and documents regarding the Company's relationship as a PACE provider with residential care facilities in California, Colorado, Virginia and New Mexico, related housing costs, and enrollment practices. The Company is fully cooperating with the DOJ and has produced the requested information and documentation. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
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

In June 2025, the Company and the other defendants entered into an agreement with the plaintiffs to settle all claims in exchange for a payment by the Company of $27.0 million. The settlement agreement received preliminary approval from the District Court on June 17, 2025, and the final approval hearing was rescheduled to December 5, 2025. After adjusting for the settlement amounts to be paid directly by the Company's insurers, the Company accrued expenses of $10.1 million representing its share of the settlement amount during fiscal year 2025. Until the District Court grants final approval of the settlement, there can be no assurances that the settlement will be completed on the terms disclosed herein or at all.

On April 20, 2022, the Board received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law from a purported stockholder of the Company, Brian Hall. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On January 22, 2024, upon stipulation of the parties, the Court entered an order further staying the litigation pending the close of fact discovery in the Securities Action or upon order of the Court granting a motion to lift the stay. On July 11, 2025, the parties informed the Court of the settlement agreement in the Securities Action and requested until September 10, 2025, to provide a further update. On September 10, 2025, the parties requested an extension until November 10, 2025. The parties are discussing a potential resolution of this matter, including a potential settlement. The Court has not established any further deadlines. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.

Other Matters

On June 17, 2025, Grane Supply, Inc, d/b/a Grane Rx (“Grane Rx”), the Company’s former pharmacy services vendor, filed an amended demand for arbitration before the American Arbitration Association asserting claims for breach of contract and breach of confidentiality in connection with the Company’s non-renewal and termination of its services agreements with Grane Rx resulting from a discrete Company operational initiative. Grane Rx’s demand seeks various forms of relief, including compensatory damages and injunctive relief. An arbitrator has been appointed and the parties are currently engaged in discovery. Initial mediation took place in May 2025. A final merits hearing in front of the arbitrator is expected to occur in early 2026. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
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
Note 10: Stock-based Compensation
A summary of the Company's aggregate stock-based compensation expense is set forth below. Stock-based compensation expense is included in corporate, general and administrative expenses on the Company's condensed consolidated statements of operations.

	Three months ended September 30,
	2025	2024
	in thousands

Stock options	$40	$186
Profits interests units	267	174
Restricted stock units	2,001	1,801
Total stock-based compensation expense	$2,308	$2,161

2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest stockholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the "2020 Equity Incentive Plan") pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, advisers, and other services providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. Both performance-based and time-based units have been issued under the plan. As of September 30, 2025, a total of 22,681,284 profits interests units had been granted under the 2020 Equity Incentive Plan.
The Company used the Monte Carlo option model to determine the fair value of the granted profits interests units at the time of the grant. Expected stock price volatility is based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. There were no Class B Units awarded during the three months ended September 30, 2024. A total of 6,808,447 Class B Units were awarded during the three months ended September 30, 2025. The assumptions under the Monte Carlo model related to profit interests units, presented on a weighted-average basis, are provided below:

Three Months Ended September 30,
2025
Expected volatility	69.0%
Expected life (years) - time vesting units	2.3
Interest rate	3.50%
Dividend yield	—
Weighted-average fair value	$1.06
Fair value of underlying stock	$3.68
A summary of profits interests activity for the three months ended September 30, 2025 is as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2025	1,178,196	$7.12
Granted	2,269,482	$1.06
Forfeited	—	$—
Vested	(245,463)	$2.09
Outstanding balance, September 30, 2025	3,202,215	$3.21

Performance-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2025	1,696,671	$1.44
Granted	4,538,965	$0.86
Forfeited	(99,307)	$0.57
Vested	—	$—
Outstanding balance, September 30, 2025	6,136,329	$1.03
The total unrecognized compensation cost related to profits interests units outstanding as of September 30, 2025 was $7.6 million, comprised (i) $1.3 million related to time-based unit awards expected to be recognized over a weighted-average period of 2.4 years and (ii) $6.4 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
2021 Omnibus Incentive Plan
In March 2021, the Compensation Committee of the Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units with time-based vesting is based on the closing market price of the Company's common stock on the date of grant. Certain other awards under this plan, including units and stock options, vest upon achieving specific share price performance criteria and are determined to have performance-based vesting conditions. The Company has also issued time-based vesting stock options under this plan to its employees which generally vest in equal parts over a three-year period.
Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the three months ended September 30, 2025 is as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	1,427,992	$11.92
Granted	1,843,008	$4.20
Forfeited	(48,552)	$4.81
Vested	(331,599)	$3.63
Outstanding balance, September 30, 2025	2,890,849	$8.07
The total unrecognized compensation cost related to time based restricted stock units outstanding as of September 30, 2025 was $12.0 million and is expected to be recognized over a weighted-average period of 1.8 years.

A summary of performance based vesting restricted stock units activity for the three months ended September 30, 2025 is as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	258,767	$5.18
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, September 30, 2025	258,767	$5.18
The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of September 30, 2025 was $0.08 million and is expected to be recognized over a weighted-average period of 1.3 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the three months ended September 30, 2025 is as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	554,499	$1.77
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, September 30, 2025	554,499	$1.77

Exercisable balance, September 30, 2025	519,840	$0.15
The total unrecognized compensation costs related to time-based vesting stock options outstanding as of September 30, 2025 was less than $0.1 million and is expected to be recognized over a weighted-average period of 0.2 years.
A summary of performance-based vesting stock option activity for the three months ended September 30, 2025 is as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, September 30, 2025	776,299	$3.08

The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of September 30, 2025 was $0.2 million and is expected to be recognized over a weighted-average period of 1.3 years.
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
The following table represents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, measurement period adjustments and the allocation as of September 30, 2025:

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
As of September 30, 2025, the measurement period has closed, and the Company has not recognized any measurement period adjustments.
Note 12: Income Taxes
The Company recorded an income tax expense of $0.2 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. This represents an effective tax rate of 3.1% and (7.6)% for the three months ended September 30, 2025 and 2024, respectively.
The effective rate for the three months ended September 30, 2025 was different from the federal statutory rate primarily due to the Company’s book income offset partially by disallowed officers’ compensation under Internal Revenue Code (“IRC”) Section 162(m), disallowed stock options related to the profit interest units, exclusion of losses from entities not subject to tax, lobbying expenses, the impact of the One Big Beautiful Bill Act ("OBBBA"), and the decrease in the Company's valuation allowance against net operating losses which occurred during the three-month period ended September 30, 2025.
The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of the three-month period ended September 30, 2025, the Company determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company also determined it is not "more likely than not" that the deferred tax assets associated with certain federal net operating losses will be realized and as such has included a valuation allowance against these federal deferred tax assets. The Company has provided $15.8 million at September 30, 2025 and $23.0 million at June 30, 2025, as a valuation allowance against its deferred tax assets for federal and state net operating losses and state 163(j) interest expense limitations where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.
Note 13: Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and other equity awards, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted EPS. When net income from continuing operations exists, performance-based units are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three months ended September 30, 2025 and September 30, 2024, there were 258,767 and 102,985, respectively, performance-based awards excluded from the calculation of diluted EPS.
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended September 30,
in thousands, except share values	2025	2024
Net income (loss) attributable to InnovAge Holding Corp.	$8,019	$(4,929)
Weighted average common shares outstanding (basic)	135,592,487	135,769,835
EPS (basic)	$0.06	$(0.04)

Dilutive shares	1,168,387	—
Weighted average common shares outstanding (diluted)	136,760,874	135,769,835
EPS (diluted)	$0.06	$(0.04)
Note 14: Segment Reporting
As of September 30, 2025, the Company had three operating segments, two of which are related to the Company’s PACE offering. The PACE-related operating segments are based on two geographic divisions, which are East and West. Due to the similar economic characteristics, nature of services, and customers, the Company has aggregated its East and West operating segments into one reportable segment for PACE. The Company’s remaining operating segment primarily relates to Senior Housing, which is an immaterial operating segment, and shown below as "Other" along with certain corporate unallocated expenses.

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
The following table summarizes the operating results regularly provided to the CODM by segment for the three months ended September 30, 2025 and 2024:

	September 30, 2025			September 30, 2024
(In thousands)	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$235,751	$—	$235,751	$204,800	$—	$204,800
Other service revenue	97	257	354	96	246	342
Total revenues	235,848	257	236,105	204,896	246	205,142
External provider costs	108,863	—	108,863	107,214	—	107,214
Cost of care, excluding depreciation and amortization	75,735	151	75,886	63,234	153	63,387
Center-Level Contribution Margin	51,250	106	51,356	34,448	93	34,541

Sales and marketing			7,605			6,492
Corporate, general and administrative			30,273			27,535
Depreciation and amortization			5,085			5,410
Loss on assets held for sale			104			—
Operating income (loss)			8,289			(4,896)
Other expense			(373)			(410)
Income (Loss) Before Income Taxes			$7,916			$(5,306)

Depreciation and amortization	$5,084	$1	$5,085	$5,295	$115	$5,410
_________________________________
(1)Center-level Contribution Margin from a segment below the quantitative thresholds was attributable to the Senior Housing operating segment of the Company. This segment has never met any of the quantitative thresholds for determining reportable segments.

Note 15: Subsequent Events

The Company has evaluated subsequent events through November 4, 2025, the date on which the condensed consolidated financial statements were issued and noted there were none.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to our management. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties, including those discussed below and in the section entitled “Cautionary Note on Forward-Looking Statements.” Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“2025 10-K”).
Overview
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of September 30, 2025, the Company served approximately 7,890 PACE participants, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania, and Virginia.
Trends and Uncertainties Affecting the Company
Increased cost of care and external provider costs. We anticipate increased cost of care from our third-party service providers in an effort to offset their heightened expenses resulting, in part, from budget pressures due to the OBBBA as well as budget cuts to providers from state Medicaid programs, as well as possible increases in cost of medical and other supplies used in order to provide healthcare services. While we did not experience a material increase to our cost of care during the first quarter of fiscal year 2026, we continue to monitor the situation. We believe that our clinical value initiatives and operational value initiatives, which continue to be developed, may assist us in offsetting the increased cost of care anticipated for fiscal year 2026.
Labor market and access to supportive housing facilities. The healthcare sector continues to experience workforce shortages, particularly in geriatrics, primary care and direct care roles, as well as a complex set of challenges in hiring additional professionals, which continued through the first quarter of fiscal year 2026. Competition from health systems and home health providers for nurses, drivers and caregivers has intensified, further challenging the Company’s ability to recruit and retain staff. In addition, there are systemic challenges related to workforce training and the pipeline of qualified professionals, which have not kept pace with this growing demand. These labor market pressures have increased wage and benefit costs, and have also affected our staffing ability which could impact our enrollment capacity and services. To mitigate these challenges, we implemented targeted compensation and retention initiatives, along with operational measures to help improve productivity and reduce reliance on agency staffing. Partially as a result of increased competition and other market trends, in conjunction with increased staffing related to our growth, there was an increase in the cost of care for the first quarter of fiscal year 2026 compared to the comparable period for fiscal year 2025, as discussed in "Results of Operations" below.

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
Census and capitation revenue. The delays and increased gaps in eligibility both for new enrollments and Medicaid redetermination applications that we experienced during fiscal years 2025 and 2024 due to processing delays and other enrollment and redetermination procedures that vary by State and county continued into the first quarter of fiscal year 2026, though to a lesser degree. While processing delays generally reduced in measure during the first quarter of fiscal year 2026, it is possible that these delays could persist or be exacerbated due to potential impacts of the OBBBA. This has not yet had a material effect on the Company’s financial statements or operations; however, we continue to monitor the effects.
Medicaid Spending. The OBBBA adopted in July 2025, mandates significant reductions in federal Medicaid spending, introduces new work requirements for Medicaid beneficiaries aged 19 to 64 and cost-sharing measures for certain Medicaid beneficiaries, and requires states to conduct bi-annual eligibility verifications of Medicaid enrollees in the expansion population. These changes may lead to decreased Medicaid enrollment among existing and prospective PACE participants, potentially reducing our funding and decreasing margins. With the federal funding cuts and states being prohibited from increasing provider taxes to finance their share of Medicaid spending, states may also face budgetary pressures. Such budgetary pressure may potentially lead to reductions in certain optional Medicaid benefits, reductions in the workforce for the government entities that oversee and administer Medicaid and PACE, causing delays, and downward pressure on rates, including our capitated fee payment. Finally, the new requirements may necessitate adjustments in our administrative processes to ensure compliance with more frequent eligibility verifications and other reporting standards mandated by federal and state regulatory agencies. Changes in verification requirements have not yet taken effect and we expect more information to be available following each states' confirmed budgeting process.
Additionally, the federal government entered a partial shutdown effective October 1, 2025. While we have not experienced any direct impact to date, we may experience delays related to government agencies operating in this reduced capacity.
Macroeconomic Trends. Recent U.S. tariff announcements, retaliatory measures by other countries, and significant uncertainty surrounding trade tensions may result in higher prices for medical and other supplies and lead to supply chain disruptions and additional costs. The degree to which tariffs affect the global supply chain and our business will depend on their timing, duration and magnitude, which may be changed at any time and with little or no prior notice. We did not experience a material effect as result of these trade disputes during the first quarter of fiscal year 2026.
For additional information on the various risks posed by macroeconomic events, regulation, and employee matters, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2025 10-K.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.43 based on InnovAge data as of September 30, 2025; and (ii) we have Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. We continue to strengthen our encounter data submission process so that our revenue more accurately reflects the acuity of the populations we serve.
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
•Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. Our average participant tenure was 3.2 years as of September 30, 2025, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 7.0% annually over the last three fiscal years.
•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. The risk pool of our population is highly acute.

Various factors, including increased salaries, wages and benefits, increased staffing, annual increases in assisted living and nursing facility unit cost and general medical inflation have affected our external provider costs and cost of care, excluding depreciation and amortization, which represented approximately 78% of our revenue in the three months ended September 30, 2025.
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
•Execute tuck-in acquisitions, strategic transactions and partnerships. Since fiscal year 2019, we have acquired and integrated four PACE organizations for a total of eight operational centers (excluding the PACE center in Bakersfield, California, which is not yet operational). These acquisitions represent expansion of our InnovAge Platform into one new state and five new markets. By bringing acquired organizations under the InnovAge Platform, we hope to further realize revenue growth and improve operational efficiency and care delivery post-integration. We also have pursued and intend to continue pursuing additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies, such as the joint venture with Orlando Health relating to our Orlando PACE center and the joint venture with Tampa General Hospital relating to our Tampa PACE center. In fiscal year 2025, we acquired certain pharmacy assets from Tabula Rasa HealthCare Group, Inc. (“TRHC”), with the goal of supporting our growth and improving pharmacy cost-management.
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
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth due, partially, to additional costs we incur in connection with our audits to our centers, remediation plans and current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. During fiscal years 2024 and 2025, we made investments to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends. We plan to continue investing in such activities in fiscal year 2026. Accordingly, in the short term, we expect these activities to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
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
Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are renewed annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. We are currently operating in good standing under each of our PACE state contracts. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2025 10-K.
Other Service Revenue. Other service revenue primarily consists of revenues derived from state food grants and rent revenues. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2025 10-K.
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
For more information relating to the components of our results of operations, see Results of Operations below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2025 10-K.
Results of Operations
The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended September 30,
in thousands	2025	2024
Revenues
Capitation revenue	$235,751	$204,800
Other service revenue	354	342
Total revenues	236,105	205,142
Expenses
External provider costs	108,863	107,214
Cost of care, excluding depreciation and amortization	75,886	63,387
Sales and marketing	7,605	6,492
Corporate, general and administrative	30,273	27,535
Depreciation and amortization	5,085	5,410
Loss on assets held for sale	104	—
Total expenses	227,816	210,038
Operating Income (Loss)	8,289	(4,896)

Other Income (Expense)
Interest expense, net	(1,251)	(1,243)
Other income	878	833
Total other expense	(373)	(410)
Income (Loss) Before Income Taxes	7,916	(5,306)
Provision for Income Taxes	247	404
Net Income (Loss)	7,669	(5,710)
Less: net loss attributable to noncontrolling interests	(350)	(781)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$8,019	$(4,929)

Revenues

	Three Months Ended September 30,		Change
	2025	2024	$	%
in thousands
Capitation revenue	$235,751	$204,800	$30,951	15.1%
Other service revenue	354	342	12	3.5%
Total revenues	$236,105	$205,142	$30,963	15.1%
Capitation revenue. Capitation revenue was $235.8 million for the three months ended September 30, 2025, an increase of $31.0 million, or 15.1%, compared to $204.8 million for the three months ended September 30, 2024. This increase was driven by a $10.6 million, or 4.7%, increase in capitation rates coupled with $20.3 million, or 9.9%, increase in member months for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in capitation rates for the three months ended September 30, 2025 was primarily driven by (i) a 7.9% annual increase in Medicaid capitation rates as determined by the States partially offset by revenue reserve and (ii) a 3.7% increase in Medicare capitation rates. The increase in member months was primarily due to growth in our California, Florida, and Colorado centers.
Operating Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
in thousands
External provider costs	$108,863	$107,214	$1,649	1.5%
Cost of care (excluding depreciation and amortization)	75,886	63,387	12,499	19.7%
Sales and marketing	7,605	6,492	1,113	17.1%
Corporate, general, and administrative	30,273	27,535	2,738	9.9%
Depreciation and amortization	5,085	5,410	(325)	(6.0)%
Loss on assets held for sale	104	—	104	—%
Total operating expenses	$227,816	$210,038	$17,778
External provider costs. External provider costs were $108.9 million for the three months ended September 30, 2025, an increase of $1.6 million, or 1.5%, compared to $107.2 million for the three months ended September 30, 2024. The increase was driven by an increase of $10.7 million, or 9.9%, in member months partially offset by a decrease of $9.0 million, or 7.6% in cost per participant for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in cost per participant for the three months ended September 30, 2025 was primarily driven by a decrease in permanent nursing facility and short stay skilled nursing facility utilization, and a decrease in pharmacy expense associated with higher rebates and the transition to in-house pharmacy services. The decrease in cost per participant was partially offset by an annual increase in assisted living and permanent nursing facility unit cost.
Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $75.9 million for the three months ended September 30, 2025, an increase of $12.5 million, or 19.7%, compared to $63.4 million for the three months ended September 30, 2024, due to an increase of $6.2 million, or 8.9%, in cost per participant coupled with an increase of $6.3 million, or 9.9%, in member months. The overall increase for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by (i) a $4.5 million increase in salaries, wages and benefits associated with increased headcount and higher wage rates, (ii) $4.9 million in third party fees and shipping costs associated with in-house pharmacy services, and (iii) $2.1 million in fleet costs including contract transportation.
Sales and marketing. Sales and marketing expenses were $7.6 million for the three months ended September 30, 2025, an increase of $1.1 million, or 17.1%, compared to $6.5 million for the three months ended September 30, 2024, primarily due to increased headcount and wage rates to support growth coupled with increased marketing spend.

Corporate, general and administrative. Corporate, general and administrative expenses were $30.3 million for the three months ended September 30, 2025, an increase of $2.7 million, or 9.9%, compared to $27.5 million for the three months ended September 30, 2024. This increase for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to (i) $1.4 million increase in employee compensation and benefits as the result of an increase in headcount and wage rates to support compliance and bolster organizational capabilities, (ii) $1.1 million in software license fees, and (iii) $1.1 million in contract and professional services. These increases were partially offset by a $1.4 million decrease in legal fees.
Loss on assets held for sale. On September 11, 2025, the Company closed on the sale of SH1 and the adjacent vacant land and recorded an additional loss on assets held for sale of $0.1 million.
Other Expense

	Three Months Ended September 30,		Change
	2025	2024	$	%
in thousands
Interest expense, net	$(1,251)	$(1,243)	$(8)	0.6%
Other income	878	833	45	5.4%
Total other expense	$(373)	$(410)	$37
Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $1.3 million for the three months ended September 30, 2025, compared to $1.2 million for the three months ended September 30, 2024. The increase in interest expense, net for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to interest expense of $1.4 million, which was partially offset by interest income of $0.3 million from money market funds for the three months ended September 30, 2025. Interest expense of $1.8 million was partially offset by interest income of $0.7 million during the three months ended September 30, 2024.
Other income (expense). Other income (expense) consists primarily of the net proceeds received from the sale of or disposal of property and equipment and unrealized gains and losses related to short-term investments. The increase in other income was due to dividends received of $0.5 million and a gain on disposal of assets of $0.4 million for the three months ended September 30, 2025, compared to dividends received of $0.6 million for the three months ended September 30, 2024.
Provision for Income Taxes
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC ("SH1"), InnovAge Sacramento, and InnovAge Orlando have elected to be taxed as partnerships, and no provision (benefit) for income taxes for SH1, InnovAge Sacramento, or InnovAge Orlando is included in the condensed consolidated financial statements. The Company entered into a joint venture called InnovAge Florida PACE II – Tampa on August 15, 2025 and its members elected to be taxed as a partnership. No provision (benefit) for income taxes for InnovAge Tampa is included in the condensed consolidated financial statements for activity occurring from joint venture formation date through the balance of the fiscal year. Further, on September 11, 2025, the Company sold its partnership interest in SH1.
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

During the three months ended September 30, 2025 and 2024, we reported an income tax expense of $0.2 million and $0.4 million, respectively. The decrease of $0.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily due to (i) our pretax book income recognized during the three months ended September 30, 2025, as compared to pretax book loss recognized during the three months ended September 30, 2024, (ii) a discrete item to account for the impact of the OBBBA, and (iii) the change in our valuation allowance.
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

	Three months ended September 30,
	2025	2024
	dollars in thousands
Key Business Metrics:
Centers(a)	20	20
Census(a)(b)	7,890	7,210
Total Member Months(a)(b)	23,500	21,380

Center-level Contribution Margin(c)	$51,356	$34,541
Center-level Contribution Margin as a % of revenue(c)	21.8%	16.8%

GAAP Measures:
Net income (loss)	$7,669	$(5,710)
Net income (loss) margin	3.2%	(2.8)%

Non-GAAP Measures:
Adjusted EBITDA(c)	$17,642	$6,476
Adjusted EBITDA Margin(c)	7.5%	3.2%
________________________
(a)Includes InnovAge Sacramento, InnovAge Orlando and, as of August 15, 2025, InnovAge Tampa, which the Company owns and controls through joint ventures and are consolidated in our financial statements.
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
Center-level Contribution Margin
The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expenses or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $51.4 million and $34.5 million for the three months ended September 30, 2025 and 2024, respectively. The increase in Center-level Contribution Margin for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a 15.1% increase in total revenue, offset by a 8.3% increase in external provider costs and cost of care, excluding depreciation and amortization, during the same period. For more information relating to Center-level Contribution Margin, see Note 14 “Segment Reporting” to our condensed consolidated financial statements. A reconciliation of Center-level Contribution Margin to income (loss) before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$235,751	$—	$235,751	$204,800	$—	$204,800
Other service revenue	97	257	354	96	246	342
Total revenues	235,848	257	236,105	204,896	246	205,142
External provider costs	108,863	—	108,863	107,214	—	107,214
Cost of care, excluding depreciation and amortization	75,735	151	75,886	63,234	153	63,387
Center-Level Contribution Margin	51,250	106	51,356	34,448	93	34,541

Sales and marketing			7,605			6,492
Corporate, general and administrative			30,273			27,535
Depreciation and amortization			5,085			5,410
Loss on assets held for sale			104			—
Operating income (loss)			8,289			(4,896)
Other expense			(373)			(410)
Income (Loss) Before Income Taxes			$7,916			$(5,306)

Depreciation and amortization	$5,084	$1	$5,085	$5,295	$115	$5,410

Income (Loss) Before Income Taxes as a % of revenue			3.4%			(2.6)%
Center- Level Contribution Margin as a % of revenue			21.8%			16.8%
_________________________________

(a)Center-level Contribution Margin from a segment below the quantitative thresholds is attributable to the Senior Housing operating segment of the Company. This segment has never met any of the quantitative thresholds for determining reportable segments.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted for interest expense, net, other investment income, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, litigation costs and settlements, M&A diligence, transaction and integration, business optimization, loss on assets held for sale and gain on sale of assets. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the three months ended September 30, 2025 and 2024, net income (loss) was $7.7 million and $(5.7) million, respectively, representing a year-over-year decrease of (234.3)%. For the three months ended September 30, 2025, net income margin was 3.2%, as compared to net loss margin of 2.8% for the three months ended September 30, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin was primarily due to (i) increased census, (ii) increased capitation rates and (iii) lower per participant external provider costs, partially offset by (i) increased center-level headcount and wage rates associated with census growth and a competitive labor market and (ii) increased costs associated with transition to in-house pharmacy services.
Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net income (loss) and net income (loss) margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of revenue and expenses that do not relate to our ongoing business performance and certain noncash expenses, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net income (loss) and net income (loss) margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. The use of the term Adjusted EBITDA varies from others in our industry. Effective for the year ended June 30, 2024 and going forward, the Company revised its calculation of Adjusted EBITDA to no longer exclude de novo center development costs and to reflect the impact of other investment income. The presentation for the three months ended September 30, 2024 has been recast to conform to the current presentation.

A reconciliation of net income (loss) to Adjusted EBITDA, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended September 30,
	2025	2024

Net income (loss)	$7,669	$(5,710)
Interest expense, net	1,251	1,243
Other investment income(a)	(499)	(831)
Depreciation and amortization	5,085	5,410
Provision for income tax	247	404
Stock-based compensation	2,308	2,161
Litigation costs and settlement(b)	979	3,059
M&A diligence, transaction and integration(c)	—	105
Business optimization(d)	879	635
Loss on assets held for sale(e)	104	—
Gain on sale of assets(f)	(381)	—
Adjusted EBITDA	$17,642	$6,476
________________________
(a)Reflects investment income related to short-term investments included in our consolidated statement of operations.
(b)Reflects charges/(credits) related to litigation by stockholders, civil investigative demands, and arbitration with our former pharmacy provider. Refer to Note 9, "Commitments and Contingencies" to our condensed consolidated financial statements for more information regarding litigation by stockholders and civil investigative demands. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(c)Reflects charges related to M&A diligence, transaction and integrations.
(d)Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology and compliance systems and improve and support the efficiency and effectiveness of our operations. For the three months ended September 30, 2025, this consists of costs related to organizational restructure and executive severance. For the three months ended September 30, 2024, this includes (i) $0.4 million of organizational restructure and (ii) $0.2 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(e)Reflects additional loss related to the Company's sale of its managing member interest in SH1 and the adjacent vacant land.
(f)Reflects gain on sale of center equipment that was originally purchased for the center in Louisville, Kentucky.
Liquidity and Capital Resources
General
We have financed our operations principally through cash flows from operations and through borrowings under our credit facilities. As of September 30, 2025, we had cash and cash equivalents of $67.1 million, an increase of $3.0 million from June 30, 2025, and short-term investments of $42.3 million, an increase of $0.5 million from June 30, 2025. The increase in cash and cash equivalents and short-term investments was primarily due to timing of cash receipts for services provided and share repurchase activity. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash. Our short-term investments primarily consist of investments in mutual funds.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan A Facility (as defined below) due 2028, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and expire on various terms from calendar year 2025 through 2039, (iii) the operations of our business, (iv) income tax payments, which are generally due on a quarterly and annual basis, (v) capital additions, which include acquisitions and de novo centers, and (vi) share repurchases authorized under the Board approved program, if any. We also will continue investing in resources and initiatives to provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis.

On March 8, 2021, the Company entered into a credit agreement (as amended, the "Credit Agreement") that consisted of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. On August 8, 2025, the Company entered into Amendment No. 2 to the Credit Agreement. Following entry into Amendment No. 2 to the Credit Agreement, the Term Loan Facility was replaced by a $50.7 million term loan (the "Term Loan A Facility"), the commitments with respect to the Revolving Credit Facility were renewed, and the maturity dates for both the Term Loan A Facility and the Revolving Credit Facility were extended. As of September 30, 2025, we had $60.1 million of debt outstanding, which includes $50.7 million under our Term Loan A Facility and $9.4 million draw on our Revolving Credit Facility, each of which matures on August 8, 2028.
As of September 30, 2025, we had future minimum operating lease payments under non-cancellable leases through the year 2039 of $36.4 million. We also had non-cancellable finance lease agreements with third parties through the year 2029 with future minimum payments of $15.4 million. For additional information, see Note 7, “Leases”, Note 8, “Long-Term Debt”, and Note 9, “Commitments and Contingencies” to our condensed consolidated financial statements.
We believe that our cash and cash equivalents and our cash flows from operations, available funds, and access to financing sources, including our Revolving Credit Facility, will be sufficient to fund our operating and capital needs for the next 12 months and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, our ability to retain and grow the number of PACE participants, and the expansion of sales and marketing activities and other costs of operating the business. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
The borrowing capacity under the Revolving Credit Facility is subject (i) any issued amounts under our letters of credit and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Principal on the Term Loan A Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of September 30, 2025, the interest rate on the Term Loan A Facility was 6.63%. Under the terms of the Credit Agreement, the Revolving Credit Facility fee accrues at 0.25% of the average daily unused amount and is paid quarterly. As of September 30, 2025, we had $9.4 million of borrowings outstanding, $5.2 million of letters of credit issued, and $85.4 million of remaining borrowing capacity under the Revolving Credit Facility.
For more information about our debt, see Note 8 “Long-Term Debt” to our condensed consolidated financial statements.
Other than with respect to Board-approved share repurchase programs, if any, we currently intend to retain substantially all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and do not anticipate paying any cash dividends in the foreseeable future.

Condensed Consolidated Statements of Cash Flows
Our condensed consolidated statements of cash flows for the three months ended September 30, 2025 and 2024 are summarized as follows:

	Three months ended September 30,
	2025	2024	$ Change
in thousands
Net cash provided by (used in) operating activities	$3,924	$(7,516)	$11,440
Net cash used in investing activities	(814)	(2,790)	1,976
Net cash used in financing activities	(11)	(7,622)	7,611
Net change in cash, cash equivalents and restricted cash	$3,099	$(17,928)	$21,027
Operating Activities. The change in net cash provided by (used in) operating activities for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was driven primarily by $13.2 million increase in net income, net of non-cash adjustments.
Investing Activities. The change in net cash used in investing activities for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to $3.7 million of net proceeds from the sale of assets held for sale, partially offset by a $1.9 million increase in purchases of property and equipment to support growth.
Financing activities. The increase in net cash used in financing activities for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to the $3.2 million contribution from the InnovAge Tampa JV partner and $4.8 million of share repurchases that occurred in the prior year and did not reoccur in the current year.
Emerging Growth Company and Smaller Reporting Company
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups (“JOBS”) Act and a “smaller reporting company” as defined by the Exchange Act. For as long as we are an “emerging growth company” or a “smaller reporting company,” which we expect to be through the end of fiscal year 2026, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” or “smaller reporting companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, only being required to present two years of audited financial statements, plus unaudited condensed consolidated financial statements for applicable interim periods and the related discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, exemptions from the requirements of holding non-binding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.
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
For a description of our estimates regarding our critical accounting estimates, see “Critical Accounting Estimates” in the 2025 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk for the three months ended September 30, 2025. See Part II, Item 7A of our 2025 Form 10-K for a detailed discussion of our market risks.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our material pending legal proceedings, refer to Note 9 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 1.A Risk Factors
Information regarding our risk factors is disclosed in Item 1A of our 2025 10-K.
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

10.1
Amendment No. 2 to the Credit Agreement, dated as of August 8, 2025, by and among Total Community Options, Inc., TCO Intermediate Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (including Exhibit A, which is a conformed copy of the Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2025).

10.2*	Employment Agreement, effective September 30, 2025, by and between Total Community Options, Inc. and Meredith Delk.
10.3
Class B Unit Award Agreement, dated as of September 5, 2025, by and between TCO Group Holdings, L.P. and Patrick Blair (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on August , 2025).

10.4
Class B Unit Award Agreement, dated as of September 5, 2025, by and between TCO Group Holdings, L.P. and Benjamin C. Adams (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on September 9, 2025).

10.5
Class B Unit Award Agreement, dated as of September 5, 2025, by and between TCO Group Holdings, L.P. and Nicole D'Amato (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on September 9, 2025).

10.6*	Class B Unit Award Agreement, dated as of September 5, 2025, by and between TCO Group Holdings, L.P. and Meredith Delk.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from InnovAge Holding Corp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders' Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Condensed Consolidated Financial Statements (unaudited).

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

INNOVAGE HOLDING CORP.

Date: November 4, 2025	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)