Form 10-Q
period 2025-12-31
InnovAge Holding Corp.
filed 2026-02-03
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 30, 2026, there were 135,699,471 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarterly period ended December 31, 2025
Cautionary Note on Forward-Looking Statements
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
•our ability to manage our operations effectively and maintain effective levels of service and participant satisfaction;
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
•our status as a “controlled company”;
•increased compliance costs when we cease being an emerging growth company in fiscal year 2027;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	December 31, 2025	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$83,203	$64,129
Short-term investments	42,755	41,775
Restricted cash	10	11
Accounts receivable	21,302	36,373
Prepaid expenses	31,274	24,472
Income tax receivable	3,310	3,310
Assets held for sale	—	6,038
Total current assets	181,854	176,108
Noncurrent Assets
Property and equipment, net	164,589	168,044
Operating lease assets	24,765	26,901
Deposits and other	10,680	9,875
Goodwill	142,046	142,046
Other intangible assets, net	3,548	3,877
Total noncurrent assets	345,628	350,743
Total assets	$527,482	$526,851
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$55,899	$76,750
Reported and estimated claims	62,443	58,971
Due to Medicaid and Medicare	14,042	14,382
Current portion of long-term debt	2,536	2,250
Current portion of finance lease obligations	5,000	5,234
Current portion of operating lease obligations	4,782	4,682
Liabilities held for sale	—	2,538
Total current liabilities	144,702	164,807
Noncurrent Liabilities
Deferred tax liability, net	9,272	8,761
Finance lease obligations	5,411	7,535
Operating lease obligations	21,640	23,918
Other noncurrent liabilities	1,704	1,458
Long-term debt, net of debt issuance costs	55,990	57,464
Total liabilities	238,719	263,943
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	27,595	25,010
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of December 31, 2025 and June 30, 2025; 137,162,450 issued and 135,699,471 outstanding as of December 31, 2025 and 136,903,271 issued and 135,440,292 outstanding as of June 30, 2025	137	137
Treasury stock at cost, 1,462,979 shares as of December 31, 2025 and June 30, 2025	(7,500)	(7,500)
Additional paid-in capital	346,559	343,378
Retained deficit	(82,410)	(101,047)
Total InnovAge Holding Corp.	256,786	234,968
Noncontrolling interests	4,382	2,930
Total stockholders’ equity	261,168	237,898
Total liabilities and stockholders’ equity	$527,482	$526,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except number of shares and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues
Capitation revenue	$239,620	$208,674	$475,371	$413,474
Other service revenue	88	325	442	667
Total revenues	239,708	208,999	475,813	414,141
Expenses
External provider costs	111,999	107,873	220,859	215,087
Cost of care, excluding depreciation and amortization	74,884	64,061	150,772	127,447
Sales and marketing	8,078	7,704	15,684	14,196
Corporate, general and administrative	26,608	28,103	56,881	55,638
Depreciation and amortization	4,877	5,319	9,962	10,730
Impairments and loss on assets held for sale	—	8,495	104	8,495
Total expenses	226,446	221,555	454,262	431,593
Operating Income (Loss)	13,262	(12,556)	21,551	(17,452)

Other Income (Expense)
Interest expense, net	(1,246)	(760)	(2,498)	(1,408)
Other income (expense)	440	(157)	1,319	80
Gain on equity method investment	—	16	—	16
Total other expense	(806)	(901)	(1,179)	(1,312)
Income (Loss) Before Income Taxes	12,456	(13,457)	20,372	(18,764)
Provision for Income Taxes	651	34	898	437
Net Income (Loss)	11,805	(13,491)	19,474	(19,201)
Less: net income (loss) attributable to noncontrolling interests	1,187	(270)	837	(1,051)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$10,618	$(13,221)	$18,637	$(18,150)

Weighted-average number of common shares outstanding - basic	135,686,130	135,439,668	135,639,308	135,604,751
Weighted-average number of common shares outstanding - diluted	136,351,004	135,439,668	136,659,703	135,604,751

Net income (loss) per share - basic	$0.08	$(0.10)	$0.14	$(0.13)
Net income (loss) per share - diluted	$0.08	$(0.10)	$0.14	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended December 31, 2025
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, September 30, 2025	135,681,431	$137	$345,367	$(93,028)	1,462,979	$(7,500)	$4,853	$249,829	$25,937
Stock-based compensation	27,567	—	1,216	—	—	—	—	1,216	—
Tax withholding related to net share settlements of stock-based compensation awards	(9,527)	—	(24)	—	—	—	—	(24)	—
Net income (loss)	—	—	—	10,618	—	—	(471)	10,147	1,658	11,805
Balances, December 31, 2025	135,699,471	$137	$346,559	$(82,410)	1,462,979	$(7,500)	$4,382	$261,168	$27,595

	Six Months Ended December 31, 2025
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, June 30, 2025	135,440,292	$137	$343,378	$(101,047)	1,462,979	$(7,500)	$2,930	$237,898	$25,010
Stock-based compensation	359,166	—	3,524	—	—	—	—	3,524	—
Tax withholding related to net share settlements of stock-based compensation awards	(99,987)	—	(343)	—	—	—	—	(343)	—
Contributions from joint venture	—	—	—	—	—	—	3,200	3,200	—
Net income (loss)	—	—	—	18,637	—	—	(1,748)	16,889	2,585	19,474
Balances, December 31, 2025	135,699,471	$137	$346,559	$(82,410)	1,462,979	$(7,500)	$4,382	$261,168	$27,595

	Three Months Ended December 31, 2024
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, September 30, 2024	135,538,698	$136	$339,048	$(73,240)	837,372	$(5,000)	$8,109	$269,053	$21,657
Stock-based compensation	29,344	—	1,873	—	—	—	—	1,873	—
Tax withholding related to net share settlements of stock-based compensation awards	(10,031)	—	(47)	—	—	—	—	(47)	—
Shares repurchased at cost	(208,861)	—	—	—	208,861	(1,092)	—	(1,092)
Net loss	—	—	—	(13,221)	—	—	(224)	(13,445)	(46)	(13,491)
Balances, December 31, 2024	135,349,150	$136	$340,874	$(86,461)	1,046,233	$(6,092)	$7,885	$256,342	$21,611

	Six Months Ended December 31, 2024
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income (Loss)
	Shares	Amount			Shares	Amount
Balances, June 30, 2024	136,116,299	$136	$337,615	$(68,311)	36,559	$(179)	$8,347	$277,608	$22,200
Stock-based compensation	370,963	—	4,035	—	—	—	—	4,035	—
Tax withholding related to net share settlements of stock-based compensation awards	(128,438)	—	(776)	—	—	—	—	(776)	—
Shares repurchased at cost	(1,009,674)	—	—	—	1,009,674	(5,913)	—	(5,913)	—
Net loss	—	—	—	(18,150)	—	—	(462)	(18,612)	(589)	(19,201)
Balances, December 31, 2024	135,349,150	$136	$340,874	$(86,461)	1,046,233	$(6,092)	$7,885	$256,342	$21,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2025	2024
Operating Activities
Net income (loss)	$19,474	$(19,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Gain) loss on disposal of assets	(374)	15
Provision for uncollectible accounts	—	524
Depreciation and amortization	9,962	10,730
Operating lease rentals	3,078	3,107
Impairments and loss on assets held for sale	104	8,495
Amortization of deferred financing costs	405	215
Stock-based compensation	3,524	4,035
Deferred income taxes	511	437
Other, net	1,403	709
Changes in operating assets and liabilities
Accounts receivable	15,071	(2,176)
Prepaid expenses and other current assets	(6,795)	(9,084)
Deposits and other	(1,498)	(629)
Accounts payable and accrued expenses	(19,590)	2,717
Reported and estimated claims	3,472	3,864
Due to Medicaid and Medicare	(341)	(1,340)
Operating lease liabilities	(3,121)	(3,181)
Net cash provided by (used in) operating activities	25,285	(763)
Investing Activities
Purchases of property and equipment	(6,440)	(3,543)
Purchases of short-term investments	(995)	(1,147)
Proceeds from sale of assets held for sale	3,716	—
Proceeds from sale of short-term investments	—	6,300
Net cash (used in) provided by investing activities	(3,719)	1,610
Financing Activities
Payments for finance lease obligations	(2,714)	(3,130)
Principal payments on long-term debt	(60,646)	(1,898)
Proceeds from the issuance of long-term debt	60,082	—
Payments on financing costs	(1,989)	—
Repurchase of equity securities	—	(5,912)
Contribution from joint venture partner	3,200	—
Taxes paid related to net settlements of stock-based compensation awards	(344)	(776)
Net cash used in financing activities	(2,411)	(11,716)
Net change in cash, cash equivalents and restricted cash including cash of $0.08 million reclassified to assets held for sale	19,155	(10,869)
Less: change in cash and restricted cash reclassified to assets held for sale	(82)	—
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	19,073	(10,869)
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	64,140	56,960
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$83,213	$46,091

Supplemental Cash Flows Information
Interest paid	$2,311	$2,305
Income taxes paid	$341	$1
Property and equipment included in accounts payable	$922	$161
Property and equipment purchased under finance leases	$358	$—

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
As of December 31, 2025, the Company served approximately 8,010 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
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
Note 2: Summary of Significant Accounting Policies
The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2025 (“2025 10-K”). There were no significant changes to those accounting policies during the six months ended December 31, 2025.
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

Property and Equipment
Property and equipment were comprised of the following as of December 31, 2025 and June 30, 2025:

dollars in thousands	Estimated Useful Lives	December 31, 2025	June 30, 2025
Land	N/A	$10,738	$10,738
Buildings and leasehold improvements	10 - 40 years	146,031	143,923
Software	3 - 5 years	32,387	31,776
Equipment and vehicles	3 - 7 years	70,523	72,370
Construction in progress	N/A	9,902	8,000
		269,581	266,807
Less: accumulated depreciation and amortization		(104,992)	(98,763)
Total property and equipment, net		$164,589	$168,044
Depreciation of $4.7 million and $5.2 million was recorded during the three months ended December 31, 2025 and 2024, respectively. Depreciation of $9.6 million and $10.4 million was recorded during the six months ended December 31, 2025 and 2024, respectively.
Recently Adopted Accounting Pronouncements
None.
Recent Accounting Pronouncements Not Yet Adopted
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional disclosures related to rate reconciliation, income taxes paid, and other disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. Additionally, ASU 2023-09 requires public companies to annually disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as the amount of income taxes paid by individual jurisdiction. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 in the Company's annual consolidated financial statements for the year ending June 30, 2026, and will include the required disclosures.
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
Interim Reporting
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is assessing the effect of this update on its consolidated financial statements and related disclosures.
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
The Company's revenues are based on the estimated PMPM amounts the Company expects to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in Deposits and other on the Company's condensed consolidated balance sheets. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of both December 31, 2025 and June 30, 2025, contract assets included within prepaid expenses and deposits and other were $2.2 million.
The Company disaggregates capitation revenue from the following sources for the six months ended:

	December 31,
	2025	2024
Medicaid	56%	56%
Medicare	44%	44%
Private pay and other	*%	*%
Total	100%	100%
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
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised 14% of capitation revenues for each of the three and six months ended December 31, 2025 and 2024.
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA and private pay sources. The Company's accounts receivable as of December 31, 2025 and June 30, 2025 were primarily from capitation revenue arrangements. The concentration of receivables from participants and third-party payers was as follows:

	December 31, 2025	June 30, 2025
Medicaid	94%	76%
Medicare	5%	21%
Private pay and other	1%	3%
Total	100%	100%
The Company records accounts receivable at net realizable value based upon the estimated amounts the Company expects to be entitled to receive from Medicare, Medicaid, the VA and private pay sources. Estimated reimbursement amounts are adjusted in future periods as final settlements are determined.
Other Service Revenue and Accounts Receivable
Other service revenue primarily consists of revenues derived from state food grants and rent revenues. Accounts receivable related to other service revenue were not significant as of both December 31, 2025 and June 30, 2025.
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

InnovAge Florida PACE – Tampa

On August 15, 2025, the Company entered into a joint venture agreement with Tampa General Hospital to develop the Company’s PACE center serving the communities in Tampa, Florida. In connection with the joint venture, the Company contributed an aggregate of $28.8 million for its controlling interest of 90%. Tampa General Hospital contributed $3.2 million in cash for its 10% interest. As a result, this joint venture’s results are consolidated in the Company’s consolidated financial statements from the date of this joint venture agreement and forward.
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
On September 11, 2025, the Company closed on the sale of the Company’s managing member interest in SH1 and the adjacent vacant land and recorded an additional loss on assets held for sale of $0.1 million for the three months ended September 30, 2025.
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
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As of December 31, 2025, none of the conditions specified in the JV Agreement had been met. Accordingly, these put rights held by the noncontrolling interests of the joint venture are required to be presented as temporary equity and are recorded as redeemable noncontrolling interests on the Company's condensed consolidated balance sheets. As of December 31, 2025 and June 30, 2025, the Company's redeemable noncontrolling interest was recorded at a fair value of $27.6 million and $25.0 million, respectively.
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
The following table shows the Company’s short-term investments that are measured and accounted for at fair value on a recurring basis as of December 31, 2025 and June 30, 2025:

	December 31, 2025
in thousands	Amortized Cost	Fair Value	Short- term Investments
Mutual funds	$42,305	$42,755	$42,755
Total	$42,305	$42,755	$42,755

	June 30, 2025
in thousands	Amortized Cost	Fair Value	Short- term Investments
Mutual funds	$41,367	$41,775	$41,775
Total	$41,367	$41,775	$41,775
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, Level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of December 31, 2025 and June 30, 2025, the Company’s redeemable noncontrolling interest was recorded at fair value of $27.6 million and $25.0 million, respectively.
There were no transfers in and out of Level 3 during the six months ended December 31, 2025 and 2024. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.
Note 6: Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. The Company had goodwill of $142.0 million as of December 31, 2025 and June 30, 2025. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles – Goodwill and Other,” the Company reviews the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairment recorded during the six months ended December 31, 2025 and 2024.
Intangible assets consisted of the following as of:

in thousands	December 31, 2025	June 30, 2025
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(5,052)	(4,723)
Balance as of end of period	$3,548	$3,877
Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million for each of the three months ended December 31, 2025 and 2024. The Company recorded amortization expense of $0.3 million for each of the six months ended December 31, 2025 and 2024.
The Company reviews the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the six months ended December 31, 2025 and 2024.
Note 7: Leases
The Company leases certain property and equipment under various third-party operating and finance lease agreements. The Company determines if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. The leases are noncancelable and expire on various terms from 2026 through 2039. The Company determines if an arrangement is a lease upon commencement of the contract. If an arrangement is determined to be a long-term lease (greater than 12 months), the Company recognizes an ROU asset and lease liability based on the present value of the future minimum lease payments over the lease term at the commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company's lease terms may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
The following table presents the components of the Company's ROU assets and their classification in the Company's condensed consolidated balance sheets as of:

Component of Lease Balances	Balance Sheet Line Items	December 31, 2025	June 30, 2025
in thousands
Assets:
Operating lease assets	Operating lease assets	$24,765	$26,901
Finance lease assets	Property and equipment, net	9,752	13,403
Total leased assets		$34,517	$40,304

The following table presents the components of the Company's lease cost and the classification of such costs in the Company's condensed consolidated statements of operations for the three and six months ended December 31:

		Three Months Ended December 31,		Six Months Ended December 31,
Component of Lease Cost	Statements of Operations Line Items	2025	2024	2025	2024
in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$1,527	$25	$3,054	$1,560
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	1,185	1,254	2,497	2,609
Interest on lease liabilities	Interest expense, net	222	—	470	—
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	—	(2)	—	4
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	42	43	93	65
Total lease expense		$2,976	$1,320	$6,114	$4,238
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of December 31:

Weighted average remaining lease term:	December 31, 2025	December 31, 2024
Operating leases	7.1 years	7.2 years
Finance leases	2.6 years	3.1 years

Weighted average discount rate:	December 31, 2025	December 31, 2024
Operating leases	7.02%	6.87%
Finance leases	7.71%	7.84%

The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to December 31, 2025:

in thousands	Operating Lease	Finance Lease	Total
Amount remaining in 2026	$3,139	$2,955	$6,094
2027	5,999	5,128	11,127
2028	5,218	3,004	8,222
2029	4,362	954	5,316
2030	4,123	231	4,354
Thereafter	10,421	—	10,421
Total lease payments	33,262	12,272	45,534
Less liability accretion / imputed interest	(6,840)	(1,861)	(8,701)
Total lease liabilities	26,422	10,411	36,833
Less: Current lease liabilities	4,782	5,000	9,782
Total long-term lease liabilities	$21,640	$5,411	$27,051
Note 8. Long-Term Debt
Long-term debt consisted of the following at December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
	in thousands
Senior secured borrowings:
Term Loan Facility	$50,080	$60,000
Revolving Credit Facility	9,368	—
Total debt	59,448	60,000
Less: unamortized debt issuance costs	922	286
Less: current maturities	2,536	2,250
Noncurrent maturities	$55,990	$57,464
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
Terms of the Credit Agreement
Borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under the Company's letters of credit, which as of December 31, 2025 was $6.2 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan A Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.

Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of December 31, 2025, the interest rate on the Term Loan Facility was 6.24%. Under the terms of the Credit Agreement, the Revolving Credit Facility fee accrues at 0.50% of the average daily unused amount and is paid quarterly. As of December 31, 2025, the Company had $9.4 million borrowings outstanding, $6.2 million of letters of credit issued, and $84.4 million of remaining capacity under the Revolving Credit Facility.
The Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the Credit Agreement. The Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of December 31, 2025, the Company was in compliance with the covenants of the Credit Agreement.
Deferred financing costs are amortized over the term of the underlying debt and unamortized amounts related to the Term Loan A Facility have been partially offset against long-term debt and unamortized amounts related to the Revolving Credit Facility are recorded in deposits and other in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.2 million and $0.1 million for the three months ended December 31, 2025 and 2024, respectively, and $0.4 million and $0.2 million for the six months ended December 31, 2025 and 2024, respectively.
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

In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. The demand requested information and documents regarding audits, billing, orders tracking, and quality and timeliness of patient services in connection with the Company’s PACE programs in the states where the Company operated as of 2022 (California, Colorado, New Mexico, Pennsylvania, and Virginia). In December 2022 and December 2025, the Company received supplemental civil investigative demands requesting supplemental information on the same matters. The Company and the DOJ remain in discussions to understand their respective positions on this matter. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.

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

In June 2025, the Company and the other defendants entered into an agreement with the plaintiffs to settle all claims in exchange for a payment by the Company of $27.0 million. In July 2025, after adjusting for the settlement amounts to be paid directly by the Company's insurers, the Company deposited $10.1 million into an escrow account, pending final approval of the settlement by the Court. On December 5, 2025, the Court granted the plaintiffs' motion for final approval of the settlement, and the case is closed.

On April 20, 2022, the Board received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law from a purported stockholder of the Company, Brian Hall. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On January 22, 2024, upon stipulation of the parties, the Court entered an order further staying the litigation pending the close of fact discovery in the Securities Action or upon order of the Court granting a motion to lift the stay. On July 11, 2025, the parties informed the Court of the settlement agreement in the Securities Action and requested until September 10, 2025, to provide a further update. On each of September 10, 2025, November 17, 2025 and December 11, 2025, the parties requested further extensions of the time to provide an update. Subsequent to December 31, 2025, the parties reached a settlement in principle to resolve the action, subject to the execution of definitive settlement documents and court approval. The settlement amount is expected to be fully funded by insurance proceeds and, as a result, the Company does not anticipate a material loss in connection with this matter.

Other Matters

On June 17, 2025, Grane Supply, Inc, d/b/a Grane Rx (“Grane Rx”), the Company’s former pharmacy services vendor, filed an amended demand for arbitration before the American Arbitration Association asserting claims for breach of contract and breach of confidentiality in connection with the Company’s non-renewal and termination of its services agreements with Grane Rx resulting from a discrete Company operational initiative. Grane Rx’s demand seeks various forms of relief, including compensatory damages and injunctive relief. In December 2025, Grane Rx withdrew the breach of confidentiality claim from the arbitration forum. An arbitrator has been appointed and the parties are currently engaged in discovery. Initial mediation took place in May 2025. A final merits hearing in front of the arbitrator is expected to occur in March 2026. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.

On December 9, 2025, Grane Rx filed a separate case in the Delaware Court of Chancery alleging that the Company breached certain confidentiality obligations and asserting claims for misappropriation of trade secrets. Grane Rx's demand seeks various forms of relief, including compensatory damages, disgorgement of certain payments, and payment of a royalty to Grane Rx. At this time, the Company is unable to estimate the possible losses or range of losses, if any, from this matter.
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

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
	in thousands		in thousands

Stock options	$35	$180	$75	$367
Profits interests units	325	159	592	332
Restricted stock units	856	1,534	2,857	3,336
Total stock-based compensation expense	$1,216	$1,873	$3,524	$4,035
2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest stockholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the "2020 Equity Incentive Plan") pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, advisers, and other services providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. Both performance-based and time-based units have been issued under the plan. As of December 31, 2025, a total of 22,681,284 profits interests units had been granted under the 2020 Equity Incentive Plan.
The Company used the Monte Carlo option model to determine the fair value of the granted profits interests units at the time of the grant. Expected stock price volatility is based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. A total of 650,000 Class B Units were awarded during the six months ended December 31, 2024. A total of 6,808,447 Class B Units were awarded during the six months ended December 31, 2025. The assumptions under the Monte Carlo model related to profit interests units, presented on a weighted-average basis, are provided below:

Six Months Ended December 31,
2025
Expected volatility	69.0%
Expected life (years) - time vesting units	2.3
Interest rate	3.50%
Dividend yield	—
Weighted-average fair value	$1.06
Fair value of underlying stock	$3.68

A summary of profits interests activity for the six months ended December 31, 2025 is as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2025	1,178,196	$7.12
Granted	2,269,482	$1.06
Forfeited	(243,750)	$1.43
Vested	(357,963)	$1.87
Outstanding balance, December 31, 2025	2,845,965	$3.44

Performance-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2025	1,696,671	$1.44
Granted	4,538,965	$0.86
Forfeited	(424,307)	$1.30
Vested	—	$—
Outstanding balance, December 31, 2025	5,811,329	$1.00
The total unrecognized compensation cost related to profits interests units outstanding as of December 31, 2025 was $8.2 million, comprised (i) $2.2 million related to time-based unit awards expected to be recognized over a weighted-average period of 2.4 years and (ii) $6.0 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
2021 Omnibus Incentive Plan
In March 2021, the Compensation Committee of the Board of Directors approved the InnovAge Holding Corp. 2021 Omnibus Incentive Plan (“2021 Omnibus Incentive Plan”), pursuant to which various stock-based awards may be granted to employees, directors, consultants, and advisers. The total number of shares of the Company’s common stock authorized under the 2021 Omnibus Incentive Plan is 14,700,000. The Company has issued time-based restricted stock units under this plan to its employees which generally vest over a three-year period with one-third vesting on each anniversary of the date of grant. Certain other vesting periods have also been used. The grant date fair value of restricted stock units with time-based vesting is based on the closing market price of the Company's common stock on the date of grant. Certain other awards under this plan, including units and stock options, vest upon achieving specific share price performance criteria and are determined to have performance-based vesting conditions. The Company has also issued stock options under this plan to its Chief Executive Officer which are subject to time-based and performance-based vesting terms.

Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the six months ended December 31, 2025 is as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	1,427,992	$11.92
Granted	2,068,576	$4.35
Forfeited	(609,699)	$4.60
Vested	(359,166)	$3.73
Outstanding balance, December 31, 2025	2,527,703	$3.50
The total unrecognized compensation cost related to time based restricted stock units outstanding as of December 31, 2025 was $8.8 million and is expected to be recognized over a weighted-average period of 1.9 years.
A summary of performance based vesting restricted stock units activity for the six months ended December 31, 2025 is as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	258,767	$5.18
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, December 31, 2025	258,767	$5.18
The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of December 31, 2025 was $0.06 million and is expected to be recognized over a weighted-average period of one year.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the six months ended December 31, 2025 is as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	554,499	$1.77
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, December 31, 2025	554,499	$1.77

Exercisable balance, December 31, 2025	554,499	$0.15

There is no unrecognized compensation costs related to time-based vesting stock options outstanding as of December 31, 2025.
A summary of performance-based vesting stock option activity for the six months ended December 31, 2025 is as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, December 31, 2025	776,299	$3.08
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of December 31, 2025 was $0.1 million and is expected to be recognized over a weighted-average period of one year.
Note 11: Acquisitions
TRHC
On January 2, 2025, the Company completed the acquisition of certain pharmacy assets from Tabula Rasa HealthCare Group, Inc. ("TRHC"), a leading pharmacy care management company, for a total purchase price of $4.8 million. The acquisition was funded through cash on hand.
The acquisition of certain TRHC assets was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and the estimated future economic benefits arising from expected growth opportunities for the Company and is not deductible for income tax purposes.

The following table represents the finalized allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, measurement period adjustments and the allocation as of December 31, 2025:

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
The measurement period has closed, and the Company did not recognize any measurement period adjustments.
Note 12: Income Taxes
The Company recorded an income tax expense of $0.7 million and $0.03 million for the three months ended December 31, 2025 and 2024, respectively. This represents an effective tax rate of 5.2% and (0.3)% for the three months ended December 31, 2025 and 2024, respectively. The Company recorded an income tax expense of $0.9 million and $0.4 million for the six months ended December 31, 2025 and 2024, respectively. This represents an effective tax rate of 4.4% and (2.3)% for the six months ended December 31, 2025 and 2024, respectively.
The effective rate for the three and six months ended December 31, 2025 was different from the federal statutory rate primarily due to the Company’s book income offset partially by disallowed officers’ compensation under Section 162(m) of the Internal Revenue Code (“IRC”), disallowed stock options related to the profit interest units, exclusion of income and losses from entities not subject to tax, lobbying expenses, the impact of the One Big Beautiful Bill Act ("OBBBA"), and the decrease in the Company's valuation allowance against net operating losses which occurred during the three and six month periods ended December 31, 2025.
The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of December 31, 2025, the Company determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company also determined it is not "more likely than not" that the deferred tax assets associated with certain federal net operating losses will be realized and as such has included a valuation allowance against these federal deferred tax assets. The Company has provided $15.2 million at December 31, 2025 and $23.0 million at June 30, 2025, as a valuation allowance against its deferred tax assets for federal and state net operating losses and state 163(j) interest expense limitations where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.

Note 13: Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and other equity awards, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted EPS. When net income from continuing operations exists, performance-based units are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three months ended December 31, 2025 and 2024, there were 258,767 and 470,417, respectively, performance-based awards excluded from the calculation of diluted EPS. For the six months ended December 31, 2025 and 2024, there were 239,309 and 398,769, respectively, performance-based awards excluded from the calculation of diluted EPS.
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended December 31,		Six months ended December 31,
in thousands, except share values	2025	2024	2025	2024
Net income (loss) attributable to InnovAge Holding Corp.	$10,618	$(13,221)	$18,637	$(18,150)
Weighted average common shares outstanding (basic)	135,686,130	135,439,668	135,639,308	135,604,751
EPS (basic)	$0.08	$(0.10)	$0.14	$(0.13)

Dilutive shares	664,874	—	1,020,395	—
Weighted average common shares outstanding (diluted)	136,351,004	135,439,668	136,659,703	135,604,751
EPS (diluted)	$0.08	$(0.10)	$0.14	$(0.13)
Note 14: Segment Reporting
As of December 31, 2025, the Company had two operating segments, two of which are related to the Company’s PACE offering. The operating segments are based on two geographic divisions, which are East and West. Due to the similar economic characteristics, nature of services, and customers, the Company has aggregated its East and West operating segments into one reportable segment for PACE. Previously, the Company had three operating segments, with the Company’s third remaining operating segment primarily relating to Senior Housing, which was an immaterial operating segment, and shown below as "Other" along with certain corporate unallocated expenses. As of September 2025, the Company no longer operates Senior Housing as the remaining Senior Housing assets were sold. See Note 4, "Investments - consolidated entities - Noncontrolling interest."

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
The following table summarizes the operating results regularly provided to the CODM by segment for the three months ended December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(In thousands)	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$239,620	$—	$239,620	$208,674	$—	$208,674
Other service revenue	88	—	88	77	248	325
Total revenues	239,708	—	239,708	208,751	248	208,999
External provider costs	111,999	—	111,999	107,873	—	107,873
Cost of care, excluding depreciation and amortization	74,902	(18)	74,884	63,916	145	64,061
Center-Level Contribution Margin	52,807	18	52,825	36,962	103	37,065

Sales and marketing			8,078			7,704
Corporate, general and administrative			26,608			28,103
Depreciation and amortization			4,877			5,319
Impairments and loss on assets held for sale			—			8,495
Operating income (loss)			13,262			(12,556)
Other expense			(806)			(901)
Income (Loss) Before Income Taxes			$12,456			$(13,457)

Depreciation and amortization	$4,877	$—	$4,877	$5,204	$115	$5,319

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the six months ended December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$475,371	$—	$475,371	$413,474	$—	$413,474
Other service revenue	185	257	442	174	493	667
Total revenues	475,556	257	475,813	413,648	493	414,141
External provider costs	220,859	—	220,859	215,087	—	215,087
Cost of care, excluding depreciation and amortization	150,639	133	150,772	127,150	297	127,447
Center-Level Contribution Margin	104,058	124	104,182	71,411	196	71,607

Sales and marketing			15,684			14,196
Corporate, general and administrative			56,881			55,638
Depreciation and amortization			9,962			10,730
Impairments and loss on assets held for sale			104			8,495
Operating income (loss)			21,551			(17,452)
Other expense			(1,179)			(1,312)
Income (Loss) Before Income Taxes			$20,372			$(18,764)

Depreciation and amortization	$9,961	$1	$9,962	$10,499	$231	$10,730

_________________________________
(1)Center-level Contribution Margin from a segment below the quantitative thresholds was attributable to the Senior Housing operating segment of the Company. This segment has never met any of the quantitative thresholds for determining reportable segments. As of September 2025, the Company no longer operates Senior Housing as the remaining Senior Housing assets were sold. See Note 4, "Investments - Consolidated entities - Noncontrolling interest."

Note 15: Subsequent Events

The Company has evaluated subsequent events through February 3, 2026, the date on which the condensed consolidated financial statements were issued and noted there were none, except as disclosed in Note 9, "Commitments and Contingencies."

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
Overview
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of December 31, 2025, the Company served approximately 8,010 PACE participants, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania, and Virginia.
Trends and Uncertainties Affecting the Company
Increased cost of care and external provider costs. We anticipate increased cost of care from our third-party service providers in an effort to offset their heightened expenses resulting, in part, from budget pressures due to the OBBBA as well as budget cuts to providers from state Medicaid programs, as well as possible increases in cost of medical and other supplies used in order to provide healthcare services. While we did not experience a material increase to our cost of care during the second quarter of fiscal year 2026, we continue to monitor the situation. We believe that our clinical value initiatives and operational value initiatives, which continue to be developed, may assist us in offsetting the increased cost of care anticipated for the second half of fiscal year 2026.
Labor market and access to supportive housing facilities. The healthcare sector continues to experience workforce shortages, particularly in geriatrics, primary care and direct care roles, as well as a complex set of challenges in hiring additional professionals, which continued through the second quarter of fiscal year 2026. Competition from health systems and home health providers for nurses, drivers and caregivers, in addition to the systemic challenges related to workforce training and the pipeline of qualified professionals, has remained challenging for the Company’s ability to recruit and retain staff. These labor market pressures have increased wage and benefit costs, and have also affected our staffing ability which could impact our enrollment capacity and services. To mitigate these challenges, we implemented targeted compensation in line with the markets in which we operate and focused retention programs for critical roles, along with operational measures to help improve productivity and continue reducing reliance on agency staffing. Partially as a result of increased competition and other market trends, in conjunction with increased staffing related to our growth, there was an increase in the cost of care for the second quarter of fiscal year 2026 compared to the comparable period for fiscal year 2025, as discussed in "Results of Operations" below.

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
Census and capitation revenue. The delays and increased gaps in eligibility both for new enrollments and Medicaid redetermination applications that we experienced during fiscal years 2025 and 2024 due to processing delays and other enrollment and redetermination procedures that vary by State and county continued into the second quarter of fiscal year 2026, though to a lesser degree than experienced at the end of fiscal year 2025. While processing delays generally reduced in measure during the first half of fiscal year 2026, it is possible that these delays could persist or be exacerbated due to potential future impacts of the OBBBA. This has not yet had a material effect on the Company’s financial statements or operations; however, we continue to monitor the effects.
Medicaid Spending. The OBBBA adopted in July 2025, mandates significant reductions in federal Medicaid spending, introduces new work requirements for Medicaid beneficiaries aged 19 to 64 and cost-sharing measures for certain Medicaid beneficiaries, and requires states to conduct bi-annual eligibility verifications of Medicaid enrollees in the expansion population. With the federal funding cuts and states being prohibited from increasing provider taxes to finance their share of Medicaid spending, states may also face budgetary pressures. Such budgetary pressure may potentially lead to reductions in certain optional Medicaid benefits, reductions in the workforce for the government entities that oversee and administer Medicaid and PACE, causing delays, and downward pressure on rates, including our capitated fee payment. Finally, the new requirements may necessitate adjustments in our administrative processes to ensure compliance with the OBBBA and other reporting standards mandated by federal and state regulatory agencies. Changes in verification requirements have not yet taken effect and we expect more information to be available following each states' confirmed budgeting process.
Macroeconomic Trends. The imposition and suspension of tariffs by the U.S. government, which remain subject to change and legal challenges, retaliatory measures by other countries, and significant uncertainty surrounding trade tensions may result in higher prices for medical and other supplies and lead to supply chain disruptions and additional costs. The degree to which tariffs affect the global supply chain and our business will depend on their timing, duration and magnitude, which may be changed at any time and with little or no prior notice. We did not experience a material effect as result of these trade disputes during the first two quarters of fiscal year 2026.

California Moratorium. Effective November 20, 2025, the California Department of Health Care Services (DHCS) paused PACE applications for all PACE organizations for a minimum of two years, or until otherwise notified. The pause does not apply to the Downey and Bakersfield center applications, which are considered to be in the review process. The pause, however, would impact the opening and/or acquisition of other de novo centers in the state of California.

For additional information on the various risks posed by macroeconomic events, regulation, and employee matters, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2025 10-K.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.50 based on InnovAge data as of December 31, 2025; and (ii) we have Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. We continue to strengthen our encounter data submission process so that our revenue more accurately reflects the acuity of the populations we serve.
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
•Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. Our average participant tenure was 3.2 years as of December 31, 2025, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 7.0% annually over the last three fiscal years.

•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. The risk pool of our population is highly acute. Various factors, including increased salaries, wages and benefits, increased staffing, annual increases in assisted living and nursing facility unit cost and general medical inflation have affected our external provider costs and cost of care, excluding depreciation and amortization, which represented approximately 78% of our revenue in the six months ended December 31, 2025.
•Center-level Contribution Margin. The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. As we serve more participants in existing centers, we anticipate being able to leverage our fixed cost base at those centers and increase the value of a center to our business over time.
•Our ability to expand via de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including actions by local and state regulators, such as the moratorium issued in California by DHCS and any sanctions issued, legal, community or other obstacles in the construction or opening of such centers.
In response to an audit to our Sacramento center and a medical review of our San Bernardino center, which have been previously disclosed, DHCS suspended its attestations in support of the planned de novo center in Downey and Bakersfield, California. CMS has closed its process and DHCS's process is ongoing. On December 23, 2025, we received a formal Corrective Action Plan (CAP) from DHCS to remediate findings resulting from the San Bernardino medical review. We plan to work closely with the State to fulfill the obligations of the CAP. While the planned California de novo centers are precluded from opening at this time, DHCS notified us that it would consider restoring the State Attestations upon our successful remediation of the deficiencies raised in our Sacramento center and its completion of the medical review, including the resultant remediation, in our San Bernardino center.
•Execute tuck-in acquisitions, strategic transactions and partnerships. Since fiscal year 2019, we have acquired and integrated four PACE organizations for a total of eight operational centers (excluding the PACE center in Bakersfield, California, which is not yet operational). These acquisitions represent expansion of our InnovAge Platform into one new state and five new markets. By bringing acquired organizations under the InnovAge Platform, we anticipate increased revenue growth and operational efficiency and care delivery post-integration. We also have pursued and intend to continue pursuing additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies, such as the joint ventures with Orlando Health and Tampa General Hospital relating to our Orlando PACE center and our Tampa PACE center, respectively. In fiscal year 2025, we acquired certain pharmacy assets from Tabula Rasa HealthCare Group, Inc. (“TRHC”), with the goal of supporting our growth and improving pharmacy cost-management.
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
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth due, partially, to additional costs we incur in connection with our audits to our centers, remediation plans and current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. Beginning in fiscal year 2024, we have made investments to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends, and have continued investing in such activities in fiscal year 2026. Accordingly, in the short term, we expect these activities to increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.

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

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
in thousands	2025	2024	2025	2024
Revenues
Capitation revenue	$239,620	$208,674	$475,371	$413,474
Other service revenue	88	325	442	667
Total revenues	239,708	208,999	475,813	414,141
Expenses
External provider costs	111,999	107,873	220,859	215,087
Cost of care, excluding depreciation and amortization	74,884	64,061	150,772	127,447
Sales and marketing	8,078	7,704	15,684	14,196
Corporate, general and administrative	26,608	28,103	56,881	55,638
Depreciation and amortization	4,877	5,319	9,962	10,730
Impairments and loss on assets held for sale	—	8,495	104	8,495
Total expenses	226,446	221,555	454,262	431,593
Operating Income (Loss)	13,262	(12,556)	21,551	(17,452)

Other Income (Expense)
Interest expense, net	(1,246)	(760)	(2,498)	(1,408)
Other income (expense)	440	(157)	1,319	80
Gain on equity method investment	—	16	—	16
Total other expense	(806)	(901)	(1,179)	(1,312)
Income (Loss) Before Income Taxes	12,456	(13,457)	20,372	(18,764)
Provision for Income Taxes	651	34	898	437
Net Income (Loss)	11,805	(13,491)	19,474	(19,201)
Less: net income (loss) attributable to noncontrolling interests	1,187	(270)	837	(1,051)
Net Income (Loss) Attributable to InnovAge Holding Corp.	$10,618	$(13,221)	$18,637	$(18,150)
Revenues

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
in thousands
Capitation revenue	$239,620	$208,674	$30,946	14.8%	$475,371	$413,474	$61,897	15.0%
Other service revenue	88	325	(237)	(72.9)%	442	667	(225)	(33.7)%
Total revenues	$239,708	$208,999	$30,709	14.7%	$475,813	$414,141	$61,672	14.9%
Capitation revenue. Capitation revenue was $239.6 million for the three months ended December 31, 2025, an increase of $30.9 million, or 14.8%, compared to $208.7 million for the three months ended December 31, 2024. This increase was driven by a $14.5 million, or 6.4%, increase in capitation rates coupled with a $16.5 million, or 7.9%, increase in member months for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The increase in capitation rates for the three months ended December 31, 2025 was primarily driven by (i) an 8.0% annual increase in Medicaid capitation rates as determined by the States partially offset by revenue reserve and (ii) a 4.1% increase in Medicare capitation rates. The increase in member months was primarily due to growth in our California, Florida, and Colorado centers.

Capitation revenue was $475.4 million for the six months ended December 31, 2025, an increase of $61.9 million, or 15.0%, compared to $413.5 million for the six months ended December 31, 2024. This increase was driven by a $25.1 million, or 5.6%, increase in capitation rates coupled with a $36.8 million, or 8.9%, increase in member months for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. The increase in capitation rates includes an 8.0% increase in Medicaid rates partially offset by revenue reserve and a 3.9% increase in Medicare rates. The increase in member months was primarily due to growth in our California, Florida, and Colorado centers.
Operating Expenses

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
in thousands
External provider costs	$111,999	$107,873	$4,126	3.8%	$220,859	$215,087	$5,772	2.7%
Cost of care (excluding depreciation and amortization)	74,884	64,061	10,823	16.9%	150,772	127,447	23,325	18.3%
Sales and marketing	8,078	7,704	374	4.9%	15,684	14,196	1,488	10.5%
Corporate, general, and administrative	26,608	28,103	(1,495)	(5.3)%	56,881	55,638	1,243	2.2%
Depreciation and amortization	4,877	5,319	(442)	(8.3)%	9,962	10,730	(768)	(7.2)%
Impairments and loss on assets held for sale	—	8,495	(8,495)	—%	104	8,495	(8,391)	100.0%
Total operating expenses	$226,446	$221,555	$4,891		$454,262	$431,593	$22,669
External provider costs. External provider costs were $112.0 million for the three months ended December 31, 2025, an increase of $4.1 million, or 3.8%, compared to $107.9 million for the three months ended December 31, 2024. The increase was driven by an increase of $8.5 million, or 7.9%, in member months partially offset by a decrease of $4.4 million, or 3.8% in cost per participant for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The decrease in cost per participant for the three months ended December 31, 2025 was primarily driven by a decrease in permanent nursing facility utilization, and a decrease in pharmacy expense associated with the transition to in-house pharmacy services. The decrease in cost per participant was partially offset by an annual increase in assisted living and permanent nursing facility unit cost, an increase in assisted living utilization, and an increase in inpatient unit cost.
External provider costs were $220.9 million for the six months ended December 31, 2025, an increase of $5.8 million, or 2.7%, compared to $215.1 million for the six months ended December 31, 2024. This increase was driven by an increase of $19.1 million, or 8.9%, in member months partially offset by a decrease of $13.4 million, or 5.7%, in cost per participant for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. The decrease in cost per participant was primarily driven by a decrease in permanent nursing facility utilization and a decrease in pharmacy expense associated with the transition to in-house pharmacy services. The decrease in cost per participant was partially offset by an annual increase in assisted living and permanent nursing facility unit cost, an increase in assisted living utilization, and an increase in inpatient unit cost.
Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $74.9 million for the three months ended December 31, 2025, an increase of $10.8 million, or 16.9%, compared to $64.1 million for the three months ended December 31, 2024. This increase was driven by an increase of $5.8 million, or 8.3%, in cost per participant coupled with an increase of $5.1 million, or 7.9%, in member months. The overall increase of cost of care for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 was primarily driven by (i) a $2.0 million net increase in salaries, wages and benefits due to higher wage rates and cost associated with organizational restructure, partially offset by a reduction in headcount, (ii) $4.8 million in third party fees and shipping costs associated with in-house pharmacy services, and (iii) $3.2 million in fleet costs including contract transportation.
Cost of care (excluding depreciation and amortization) expense was $150.8 million for the six months ended December 31, 2025, an increase of $23.3 million, or 18.3%, compared to $127.4 million for the six months ended December 31, 2024. This increase was driven by an increase of $12.0 million, or 8.6%, in cost per participant coupled with an increase of $11.3 million, or 8.9%, in member months. The overall increase for the six months ended December 31,

2025 as compared to the six months ended December 31, 2024 was primarily driven by (i) a $6.4 million increase in salaries, wages, and benefits associated with higher wage rates and an increase in headcount, (ii) $9.6 million in third party fees and shipping costs associated with in-house pharmacy services, and (iii) $5.3 million in fleet costs including contract transportation.
Sales and marketing. Sales and marketing expenses were $8.1 million for the three months ended December 31, 2025, an increase of $0.4 million, or 4.9%, compared to $7.7 million for the three months ended December 31, 2024, primarily due to higher wage rates.
Sales and marketing expenses were $15.7 million for the six months ended December 31, 2025, an increase of $1.5 million, or 10.5%, compared to $14.2 million for the six months ended December 31, 2024 primarily due to increased headcount, wage rates, and marketing spend to support growth.
Corporate, general and administrative. Corporate, general and administrative expenses were $26.6 million for the three months ended December 31, 2025, a decrease of $1.5 million, or 5.3%, compared to $28.1 million for the three months ended December 31, 2024. This decrease for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 was primarily due to (i) $1.1 million decrease in legal fees and (ii) $0.6 million decrease in consulting fees.
Corporate, general and administrative expenses were $56.9 million for the six months ended December 31, 2025, an increase of $1.2 million, or 2.7%, compared to $55.6 million for the six months ended December 31, 2024. This increase for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024 was primarily due to (i) $1.5 million net increase in employee compensation and benefits as the result of an organizational restructure and executive severance and an increase in headcount and wage rates, partially offset by lower variable compensation associated with the restructure (ii) $1.5 million increase in contract services, and (iii) $1.4 million increase in software license fees. These increases in cost were partially offset by (i) $2.4 million reduction in legal fees and (ii) $0.6 million reduction in consulting fees.
Impairments and loss on assets held for sale. On September 11, 2025, the Company closed on the sale of SH1 and the adjacent vacant land and recorded an additional loss on assets held for sale of $0.1 million.
Other Expense

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
in thousands
Interest expense, net	$(1,246)	$(760)	$(486)	63.9%	$(2,498)	$(1,408)	$(1,090)	77.4%
Other income (expense)	440	(157)	597	(380.3)%	1,319	80	1,239	1548.8%
Gain on equity method investment	—	16	(16)	(100.0)%	—	16	(16)	(100.0)%
Total other expense	$(806)	$(901)	$95		$(1,179)	$(1,312)	$133
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
Provision for Income Taxes
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC ("SH1"), InnovAge Sacramento, and InnovAge Orlando have elected to be taxed as partnerships, and no provision (benefit) for income taxes for InnovAge Sacramento or InnovAge Orlando is included in the condensed consolidated financial statements. In addition, no provision (benefit) for income taxes for SH1 is included in the condensed consolidated financial statements through the date of the Company's sale of its partnership interest in SH1 on September 11, 2025. The Company entered into a joint venture called InnovAge Florida PACE II – Tampa on August 15, 2025 and its members elected to be taxed as a partnership. No provision (benefit) for income taxes for InnovAge Tampa is included in the condensed consolidated financial statements for activity occurring from joint venture formation date through the balance of the fiscal year.
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
During the three months ended December 31, 2025 and 2024, we reported an income tax expense of $0.7 million and $0.03 million, respectively. The increase of $0.7 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, was primarily due to (i) our pretax book income recognized during the three months ended December 31, 2025, as compared to pretax book loss recognized during the three months ended December 31, 2024, (ii) a discrete item to account for the impact of the OBBBA, and (iii) the change in our valuation allowance.
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

	Six months ended December 31,
	2025	2024
	dollars in thousands
Key Business Metrics:
Centers(a)	20	20
Census(a)(b)	8,010	7,480
Total Member Months(a)(b)	47,460	43,580

Center-level Contribution Margin(c)	$104,182	$71,607
Center-level Contribution Margin as a % of revenue(c)	21.9%	17.3%

GAAP Measures:
Net income (loss)	$19,474	$(19,201)
Net income (loss) margin	4.1%	(4.6)%

Non-GAAP Measures:
Adjusted EBITDA(c)	$39,794	$12,346
Adjusted EBITDA Margin(c)	8.4%	3.0%
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
Center-level Contribution Margin
The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expenses or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $104.2 million and $71.6 million for the six months ended December 31, 2025 and 2024, respectively. The increase in Center-level Contribution Margin for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was primarily due to a 14.7% increase in total revenue, offset by a 8.7% increase in external provider costs and cost of care, excluding depreciation and amortization, during the same period. For more information relating to Center-level Contribution Margin, see Note 14 “Segment Reporting” to our condensed consolidated financial statements. A reconciliation of Center-level Contribution Margin to income (loss) before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	December 31, 2025			December 31, 2024
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$475,371	$—	$475,371	$413,474	$—	$413,474
Other service revenue	185	257	442	174	493	667
Total revenues	475,556	257	475,813	413,648	493	414,141
External provider costs	220,859	—	220,859	215,087	—	215,087
Cost of care, excluding depreciation and amortization	150,639	133	150,772	127,150	297	127,447
Center-Level Contribution Margin	104,058	124	104,182	71,411	196	71,607

Sales and marketing			15,684			14,196
Corporate, general and administrative			56,881			55,638
Depreciation and amortization			9,962			10,730
Impairments and loss on assets held for sale			104			8,495
Operating income (loss)			21,551			(17,452)
Other expense			(1,179)			(1,312)
Income (Loss) Before Income Taxes			$20,372			$(18,764)

Depreciation and amortization	$9,961	$1	$9,962	$10,499	$231	$10,730

Income (Loss) Before Income Taxes as a % of revenue			4.3%			(4.5)%
Center- Level Contribution Margin as a % of revenue			21.9%			17.3%
_________________________________

(a)Center-level Contribution Margin from a segment below the quantitative thresholds is attributable to the Senior Housing operating segment of the Company. This segment has never met any of the quantitative thresholds for determining reportable segments. As of September 11, 2025, the Company no longer operates Senior Housing as the remaining Senior Housing assets were sold.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted for interest expense, net, other investment income, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, litigation costs and settlements, M&A diligence, transaction and integration, business optimization, loss on assets held for sale and gain on sale of assets. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the six months ended December 31, 2025 and 2024, net income (loss) was $19.5 million and $(19.2) million, respectively, representing a year-over-year increase of 201.4%. For the six months ended December 31, 2025, net income margin was 4.1%, as compared to net loss margin of 4.6% for the six months ended December 31, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin was primarily due to (i) increased census, (ii) increased capitation rates and (iii) lower per participant external provider costs, partially offset by (i) increased center-level headcount and wage rates associated with census growth and a competitive labor market and (ii) increased costs associated with transition to in-house pharmacy services.
Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net income (loss) and net income (loss) margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of revenue and expenses that do not relate to our ongoing business performance and certain noncash expenses, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net income (loss) and net income (loss) margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. The use of the term Adjusted EBITDA varies from others in our industry. Effective for the year ended June 30, 2024 and going forward, the Company revised its calculation of Adjusted EBITDA to no longer exclude de novo center development costs and to reflect the impact of other investment income. The presentation for the six months ended December 31, 2024 has been recast to conform to the current presentation.
A reconciliation of net income (loss) to Adjusted EBITDA, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024

Net income (loss)	$11,805	$(13,491)	$19,474	$(19,201)
Interest expense, net	1,246	760	2,498	1,408
Other investment income(a)	(483)	141	(982)	(95)
Depreciation and amortization	4,877	5,319	9,962	10,730
Provision for income tax	651	34	898	437
Stock-based compensation	1,216	1,873	3,524	4,035
Litigation costs and settlement(b)	1,279	1,405	2,258	4,464
M&A diligence, transaction and integration(c)	—	1,275	—	1,380
Business optimization(d)	1,560	58	2,439	693
Impairments and loss on assets held for sale(e)	—	8,495	104	8,495
Gain on sale of assets(f)	—	—	(381)
Adjusted EBITDA	$22,151	$5,869	$39,794	$12,346
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
(c)Reflects charges related to M&A diligence, transactions and integrations.
(d)Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology and compliance systems and improve and support the efficiency and effectiveness of our operations. For the three months ended December 31, 2025, this consists of costs related to organizational restructure. For the six months ended December 31, 2025, this consists of costs related to organizational restructure and executive severance. For the three months ended December 31, 2024, this primarily includes costs related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the six months ended December 31, 2024, this includes (i) $0.4 million of costs associated with organizational restructure and (ii) $0.3 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(e)For the six months ended December 31, 2025, reflects additional loss related to the Company's sale of its managing member interest in SH1 and the adjacent vacant land. For the three and six months ended December 31, 2024, reflects impairment charges related to ROU asset and construction in progress related to halting developments to a previously planned de novo center in Louisville, Kentucky that the Company is no longer pursuing.

(f)For the six months ended December 31, 2025, reflects gain on sale of center equipment that was originally purchased for the center in Louisville, Kentucky.
Liquidity and Capital Resources
General
We have financed our operations principally through cash flows from operations and through borrowings under our credit facilities. As of December 31, 2025, we had cash and cash equivalents of $83.2 million, an increase of $19.1 million from June 30, 2025, and short-term investments of $42.8 million, an increase of $1.0 million from June 30, 2025. The increase in cash and cash equivalents and short-term investments was primarily due to timing of cash receipts for services provided. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash. Our short-term investments primarily consist of investments in mutual funds.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan A Facility (as defined below) due 2028, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and expire on various terms from calendar year 2026 through 2039, (iii) the operations of our business, (iv) income tax payments, which are generally due on a quarterly and annual basis, (v) capital additions, which include acquisitions and de novo centers, and (vi) share repurchases authorized under the Board approved program, if any. We also will continue investing in resources and initiatives to provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis.
On March 8, 2021, the Company entered into a credit agreement (as amended, the "Credit Agreement") that consisted of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. On August 8, 2025, the Company entered into Amendment No. 2 to the Credit Agreement. Following entry into Amendment No. 2 to the Credit Agreement, the Term Loan Facility was replaced by a $50.7 million term loan (the "Term Loan A Facility"), the commitments with respect to the Revolving Credit Facility were renewed, and the maturity dates for both the Term Loan A Facility and the Revolving Credit Facility were extended. As of December 31, 2025, we had $59.4 million of debt outstanding, which includes $50.1 million under our Term Loan A Facility and $9.4 million draw on our Revolving Credit Facility, each of which matures on August 8, 2028.
As of December 31, 2025, we had future minimum operating lease payments under non-cancellable leases through the year 2039 of $33.3 million. We also had non-cancellable finance lease agreements with third parties through the year 2030 with future minimum payments of $12.3 million. For additional information, see Note 7, “Leases”, Note 8, “Long-Term Debt”, and Note 9, “Commitments and Contingencies” to our condensed consolidated financial statements.
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
Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of December 31, 2025, the interest rate on the Term Loan A Facility was 6.24%. Under the terms of the Credit Agreement, the Revolving Credit Facility fee accrues at 0.50% of the average daily unused amount and is paid quarterly. As of

December 31, 2025, we had $9.4 million of borrowings outstanding, $6.2 million of letters of credit issued, and $84.4 million of remaining borrowing capacity under the Revolving Credit Facility.
For more information about our debt, see Note 8 “Long-Term Debt” to our condensed consolidated financial statements.
We currently intend to retain substantially all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and do not anticipate paying any cash dividends in the foreseeable future.
Condensed Consolidated Statements of Cash Flows
Our condensed consolidated statements of cash flows for the six months ended December 31, 2025 and 2024 are summarized as follows:

	Six months ended December 31,
	2025	2024	$ Change
in thousands
Net cash provided by (used in) operating activities	$25,285	$(763)	$26,048
Net cash (used in) provided by investing activities	(3,719)	1,610	(5,329)
Net cash used in financing activities	(2,411)	(11,716)	9,305
Net change in cash, cash equivalents and restricted cash	$19,155	$(10,869)	$30,024
Operating Activities. The change in net cash provided by (used in) operating activities for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was driven primarily by $29.0 million increase in net income, net of non-cash adjustments.
Investing Activities. The change in net cash used in investing activities for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was primarily due to a $2.9 million increase in purchases of property and equipment to support growth. In addition, the prior year included $6.3 million in proceeds from the sale of short-term investments that did not reoccur in the current year, partially offset by $3.7 million in proceeds from assets held for sale that occurred in the current year.
Financing activities. The increase in net cash used in financing activities for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was primarily due to the $3.2 million contribution from the InnovAge Tampa JV partner and $5.9 million of share repurchases that occurred in the prior year and did not reoccur in the current year.
Emerging Growth Company and Smaller Reporting Company
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups (“JOBS”) Act and a “smaller reporting company” as defined by the Exchange Act. For as long as we are an “emerging growth company” or a “smaller reporting company,” which will be through the end of this fiscal year 2026, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” or “smaller reporting companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, only being required to present two years of audited financial statements, plus unaudited condensed consolidated financial statements for applicable interim periods and the related discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, exemptions from the requirements of holding non-binding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended December 31, 2025. See Part II, Item 7A of our 2025 Form 10-K for a detailed discussion of our market risks.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from InnovAge Holding Corp's Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders' Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Condensed Consolidated Financial Statements (unaudited).

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

INNOVAGE HOLDING CORP.

Date: February 3, 2026	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)