Form 10-Q
period 2026-03-31
InnovAge Holding Corp.
filed 2026-05-08
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 135,736,393 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2026
Cautionary Note on Forward-Looking Statements
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth opportunities or initiatives, strategies, the expected outcome or impact of pending or threatened litigation or the expected impact of government policies and the macroeconomic environment are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•the viability of our growth strategy, including our ability to find suitable geographies for new centers and obtain licenses to open such centers (including in Downey and Bakersfield, California), our ability to ramp up our de novo centers (including in Florida);
•our ability to identify, successfully complete and integrate acquisitions, joint ventures and strategic partnerships;
•our ability to attract new participants and retain existing participants to implement our growth strategy;
•the impact of state and federal efforts to reduce healthcare spending, including upcoming Medicaid cuts as a result of the One Big Beautiful Bill Act (the "OBBBA");
•the impact on our business from ongoing macroeconomic related challenges, including labor shortages, labor competition, and inflation;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2026	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$95,536	$64,129
Short-term investments	43,052	41,775
Restricted cash	10	11
Accounts receivable	28,584	36,373
Prepaid expenses	32,045	24,472
Income tax receivable	3,387	3,310
Assets held for sale	—	6,038
Total current assets	202,614	176,108
Noncurrent Assets
Property and equipment, net	165,352	168,044
Operating lease assets	23,667	26,901
Deposits and other	10,332	9,875
Goodwill	142,046	142,046
Other intangible assets, net	3,383	3,877
Total noncurrent assets	344,780	350,743
Total assets	$547,394	$526,851
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$105,590	$76,750
Reported and estimated claims	61,366	58,971
Due to Medicaid and Medicare	16,320	14,382
Current portion of long-term debt	2,536	2,250
Current portion of finance lease obligations	5,154	5,234
Current portion of operating lease obligations	4,647	4,682
Liabilities held for sale	—	2,538
Deferred revenue	275	—
Total current liabilities	195,888	164,807
Noncurrent Liabilities
Deferred tax liability, net	9,282	8,761
Finance lease obligations	5,449	7,535
Operating lease obligations	20,628	23,918
Other noncurrent liabilities	1,821	1,458
Long-term debt, net of debt issuance costs	55,432	57,464
Total liabilities	288,500	263,943
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	26,115	25,010
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of March 31, 2026 and June 30, 2025; 137,174,126 issued and 135,711,147 outstanding as of March 31, 2026 and 136,903,271 issued and 135,440,292 outstanding as of June 30, 2025	137	137
Treasury stock at cost, 1,462,979 shares as of March 31, 2026 and June 30, 2025	(7,500)	(7,500)
Additional paid-in capital	348,264	343,378
Retained deficit	(111,871)	(101,047)
Total InnovAge Holding Corp.	229,030	234,968
Noncontrolling interests	3,749	2,930
Total stockholders’ equity	232,779	237,898
Total liabilities and stockholders’ equity	$547,394	$526,851
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except number of shares and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues
Capitation revenue	$251,502	$217,819	$726,873	$631,293
Other service revenue	441	323	883	989
Total revenues	251,943	218,142	727,756	632,282
Expenses
External provider costs	113,247	107,896	334,106	322,983
Cost of care, excluding depreciation and amortization	77,676	69,499	228,448	196,947
Sales and marketing	8,744	6,922	24,428	21,117
Corporate, general and administrative	76,531	38,597	133,412	94,235
Depreciation and amortization	4,824	5,386	14,786	16,116
Impairments and loss on assets held for sale	—	—	104	8,495
Total expenses	281,022	228,300	735,284	659,893
Operating Loss	(29,079)	(10,158)	(7,528)	(27,611)

Other Income (Expense)
Interest expense, net	(988)	(1,160)	(3,486)	(3,719)
Other income, net	294	257	1,613	1,489
Gain on equity method investment	—	—	—	16
Total other expense	(694)	(903)	(1,873)	(2,214)
Loss Before Income Taxes	(29,773)	(11,061)	(9,401)	(29,825)
Provision for Income Taxes	167	72	1,065	509
Net Loss	(29,940)	(11,133)	(10,466)	(30,334)
Less: net income (loss) attributable to noncontrolling interests	(479)	245	358	(806)
Net Loss Attributable to InnovAge Holding Corp.	$(29,461)	$(11,378)	$(10,824)	$(29,528)

Weighted-average number of common shares outstanding - basic	135,704,645	135,200,314	135,660,769	135,471,907
Weighted-average number of common shares outstanding - diluted	135,704,645	135,200,314	135,660,769	135,471,907

Net loss per share - basic	$(0.22)	$(0.08)	$(0.08)	$(0.22)
Net loss per share - diluted	$(0.22)	$(0.08)	$(0.08)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2026
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Loss
	Shares	Amount			Shares	Amount
Balances, December 31, 2025	135,699,471	$137	$346,559	$(82,410)	1,462,979	$(7,500)	$4,382	$261,168	$27,595
Stock-based compensation	18,513	—	1,790	—	—	—	—	1,790	—
Tax withholding related to net share settlements of stock-based compensation awards	(6,837)	—	(85)	—	—	—	—	(85)	—
Distributions to joint venture	—	—	—	—	—	—	—	—	(1,634)
Net income (loss)	—	—	—	(29,461)	—	—	(633)	(30,094)	154	(29,940)
Balances, March 31, 2026	135,711,147	$137	$348,264	$(111,871)	1,462,979	$(7,500)	$3,749	$232,779	$26,115

	Nine Months Ended March 31, 2026
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Loss
	Shares	Amount			Shares	Amount
Balances, June 30, 2025	135,440,292	$137	$343,378	$(101,047)	1,462,979	$(7,500)	$2,930	$237,898	$25,010
Stock-based compensation	377,679	—	5,314	—	—	—	—	5,314	—
Tax withholding related to net share settlements of stock-based compensation awards	(106,824)	—	(428)	—	—	—	—	(428)	—
Contributions from joint venture	—	—	—	—	—	—	3,200	3,200	—
Distributions to joint venture	—	—	—	—	—	—	—	—	(1,634)
Net income (loss)	—	—	—	(10,824)	—	—	(2,381)	(13,205)	2,739	(10,466)
Balances, March 31, 2026	135,711,147	$137	$348,264	$(111,871)	1,462,979	$(7,500)	$3,749	$232,779	$26,115

	Three Months Ended March 31, 2025
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Loss
	Shares	Amount			Shares	Amount
Balances, December 31, 2024	135,349,150	$136	$340,874	$(86,461)	1,046,233	$(6,092)	$7,885	$256,342	$21,611
Stock-based compensation	55,837	—	2,035	—	—	—	—	2,035	—
Tax withholding related to net share settlements of stock-based compensation awards	(11,756)	—	(39)	—	—	—	—	(39)	—
Shares repurchased at cost	(314,926)	—	—	—	314,926	(1,111)	—	(1,111)
Net income (loss)	—	—	—	(11,378)	—	—	(244)	(11,622)	489	(11,133)
Balances, March 31, 2025	135,078,305	$136	$342,870	$(97,839)	1,361,159	$(7,203)	$7,641	$245,605	$22,100

	Nine Months Ended March 31, 2025
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Loss
	Shares	Amount			Shares	Amount
Balances, June 30, 2024	136,116,299	$136	$337,615	$(68,311)	36,559	$(179)	$8,347	$277,608	$22,200
Stock-based compensation	426,800	—	6,069	—	—	—	—	6,069	—
Tax withholding related to net share settlements of stock-based compensation awards	(140,194)	—	(814)	—	—	—	—	(814)	—
Shares repurchased at cost	(1,324,600)	—	—	—	1,324,600	(7,024)	—	(7,024)	—
Net loss	—	—	—	(29,528)	—	—	(706)	(30,234)	(100)	(30,334)
Balances, March 31, 2025	135,078,305	$136	$342,870	$(97,839)	1,361,159	$(7,203)	$7,641	$245,605	$22,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(10,466)	$(30,334)
Adjustments to reconcile net loss to net cash provided by operating activities
(Gain) loss on disposal of assets	(478)	260
Provision for uncollectible accounts	—	524
Depreciation and amortization	14,786	16,116
Operating lease rentals	4,603	4,738
Impairments and loss on assets held for sale	104	8,495
Amortization of deferred financing costs	532	322
Stock-based compensation	5,314	6,069
Deferred income taxes	521	509
Other, net	2,039	1,173
Changes in operating assets and liabilities
Accounts receivable	7,789	3,183
Prepaid expenses and other current assets	(7,566)	(6,275)
Income tax receivable	(77)	—
Deposits and other	(2,053)	(4,471)
Accounts payable and accrued expenses	28,464	20,062
Reported and estimated claims	2,395	6,278
Due to Medicaid and Medicare	1,937	2,125
Operating lease liabilities	(4,694)	(4,909)
Deferred revenue	275	—
Net cash provided by operating activities	43,425	23,865
Investing Activities
Purchases of property and equipment	(10,043)	(6,442)
Purchases of short-term investments	(1,193)	(1,610)
Proceeds from sale of assets held for sale	3,716	—
Proceeds from sale of short-term investments	—	6,300
Acquisition of business	—	(4,774)
Net cash used in investing activities	(7,520)	(6,526)
Financing Activities
Payments for finance lease obligations	(4,002)	(3,147)
Principal payments on long-term debt	(61,280)	(2,848)
Proceeds from the issuance of long-term debt	60,082	—
Payments on financing costs	(1,989)	—
Repurchase of equity securities	—	(7,024)
Contribution from joint venture partner	3,200	—
Taxes paid related to net settlements of stock-based compensation awards	(428)	(814)
Net cash used in financing activities	(4,417)	(13,833)
Net change in cash, cash equivalents and restricted cash including cash of $0.08 million reclassified to assets held for sale for the nine months ended March 31, 2026	31,488	3,506

Less: change in cash and restricted cash reclassified to assets held for sale	(82)	—
INCREASE IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	31,406	3,506
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	64,140	56,960
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$95,546	$60,466

Supplemental Cash Flows Information
Interest paid	$3,251	$3,413
Income taxes paid	$622	$1
Property and equipment included in accounts payable	$1,158	$52
Property and equipment purchased under finance leases	$1,838	$—
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
As of March 31, 2026, the Company served approximately 8,050 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
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
Note 2: Summary of Significant Accounting Policies
The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2025 (“2025 10-K”). There were no significant changes to those accounting policies during the nine months ended March 31, 2026.
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

Property and Equipment
Property and equipment were comprised of the following as of March 31, 2026 and June 30, 2025:

dollars in thousands	Estimated Useful Lives	March 31, 2026	June 30, 2025
Land	N/A	$10,738	$10,738
Buildings and leasehold improvements	10 - 40 years	146,024	143,923
Software	3 - 5 years	32,178	31,776
Equipment and vehicles	3 - 7 years	73,028	72,370
Construction in progress	N/A	13,035	8,000
		275,003	266,807
Less: accumulated depreciation and amortization		(109,651)	(98,763)
Total property and equipment, net		$165,352	$168,044
Depreciation of $4.7 million and $5.2 million was recorded during the three months ended March 31, 2026 and 2025, respectively. Depreciation of $14.3 million and $15.6 million was recorded during the nine months ended March 31, 2026 and 2025, respectively.
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
Interim Reporting
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is assessing the effect of this update on its condensed consolidated financial statements and related disclosures.
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
The Company's revenues are based on the estimated PMPM amounts the Company expects to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in Deposits and other on the Company's condensed consolidated balance sheets. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of March 31, 2026 and June 30, 2025, contract assets included within prepaid expenses and deposits and other were $2.1 million and $2.2 million, respectively.
The Company disaggregates capitation revenue from the following sources for the nine months ended:

	March 31,
	2026	2025
Medicaid	56%	55%
Medicare	44%	45%
Private pay and other	*%	*%
Total	100%	100%
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
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised 12% and 14% of capitation revenues for each of the three months ended March 31, 2026 and 2025. Medicare Part D comprised 13% and 14% of capitation revenues for each of the nine months ended March 31, 2026 and 2025.
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA and private pay sources. The Company's accounts receivable as of March 31, 2026 and June 30, 2025 were primarily from capitation revenue arrangements. The concentration of receivables from participants and third-party payers was as follows:

	March 31, 2026	June 30, 2025
Medicaid	86%	76%
Medicare	12%	21%
Private pay and other	2%	3%
Total	100%	100%
The Company records accounts receivable at net realizable value based upon the estimated amounts the Company expects to be entitled to receive from Medicare, Medicaid, the VA and private pay sources. Estimated reimbursement amounts are adjusted in future periods as final settlements are determined.
Other Service Revenue and Accounts Receivable
Other service revenue primarily consists of revenues derived from state food grants and rent revenues. Accounts receivable related to other service revenue were not significant as of March 31, 2026 and June 30, 2025.
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

InnovAge Florida PACE II – Tampa

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
SH1 is a Variable Interest Entity. The Company was the primary beneficiary of SH1 and consolidated SH1 as it had the power to direct the activities that were most significant to SH1 and had an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 was the operation of the senior housing facility. The Company provided a subordinated loan to SH1 and provided a guarantee for a convertible term loan held by SH1.
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
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As of March 31, 2026, none of the conditions specified in the JV Agreement had been met. Accordingly, these put rights held by the noncontrolling interests of the joint venture are required to be presented as temporary equity and are recorded as redeemable noncontrolling interests on the Company's condensed consolidated balance sheets. As of March 31, 2026 and June 30, 2025, the Company's redeemable noncontrolling interest was recorded at a fair value of $26.1 million and $25.0 million, respectively.
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
The following table shows the Company’s short-term investments that are measured and accounted for at fair value on a recurring basis as of March 31, 2026 and June 30, 2025:

	March 31, 2026
in thousands	Amortized Cost	Fair Value	Short- term Investments
Mutual funds	$43,180	$43,052	$43,052
Total	$43,180	$43,052	$43,052

	June 30, 2025
in thousands	Amortized Cost	Fair Value	Short- term Investments
Mutual funds	$41,367	$41,775	$41,775
Total	$41,367	$41,775	$41,775
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, Level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of March 31, 2026 and June 30, 2025, the Company’s redeemable noncontrolling interest was recorded at fair value of $26.1 million and $25.0 million, respectively.
There were no transfers in and out of Level 3 during the nine months ended March 31, 2026 and 2025. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.
Note 6: Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. The Company had goodwill of $142.0 million as of March 31, 2026 and June 30, 2025. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles – Goodwill and Other,” the Company reviews the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment, the Company identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairment recorded during the nine months ended March 31, 2026 and 2025.
Intangible assets consisted of the following as of:

in thousands	March 31, 2026	June 30, 2025
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(5,217)	(4,723)
Balance as of end of period	$3,383	$3,877
Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million for each of the three months ended March 31, 2026 and 2025. The Company recorded amortization expense of $0.5 million for each of the nine months ended March 31, 2026 and 2025.
The Company reviews the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the nine months ended March 31, 2026 and 2025.
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
The following table presents the components of the Company's ROU assets and their classification in the Company's condensed consolidated balance sheets as of:

Component of Lease Balances	Balance Sheet Line Items	March 31, 2026	June 30, 2025
in thousands
Assets:
Operating lease assets	Operating lease assets	$23,667	$26,901
Finance lease assets	Property and equipment, net	10,049	13,403
Total leased assets		$33,716	$40,304

The following table presents the components of the Company's lease cost and the classification of such costs in the Company's condensed consolidated statements of operations for the three and nine months ended March 31:

		Three Months Ended March 31,		Nine Months Ended March 31,
Component of Lease Cost	Statements of Operations Line Items	2026	2025	2026	2025
in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$1,526	$6	$4,580	$1,566
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	1,184	1,352	3,681	3,961
Interest on lease liabilities	Interest expense, net	200	—	670	—
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	—	—	—	4
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	35	81	128	146
Total lease expense		$2,945	$1,439	$9,059	$5,677
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of March 31:

Weighted average remaining lease term:	March 31, 2026	March 31, 2025
Operating leases	6.9 years	7.0 years
Finance leases	2.4 years	3.2 years

Weighted average discount rate:	March 31, 2026	March 31, 2025
Operating leases	7.02%	6.90%
Finance leases	7.73%	7.69%

The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to March 31, 2026:

in thousands	Operating Lease	Finance Lease	Total
Amount remaining in 2026	$1,571	$1,534	$3,105
2027	5,999	5,424	11,423
2028	5,218	3,300	8,518
2029	4,362	1,250	5,612
2030	4,123	527	4,650
Thereafter	10,421	222	10,643
Total lease payments	31,694	12,257	43,951
Less liability accretion / imputed interest	(6,419)	(1,654)	(8,073)
Total lease liabilities	25,275	10,603	35,878
Less: Current lease liabilities	4,647	5,154	9,801
Total long-term lease liabilities	$20,628	$5,449	$26,077
Note 8. Long-Term Debt
Long-term debt consisted of the following at March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
	in thousands
Senior secured borrowings:
Term Loan Facility	$49,446	$60,000
Revolving Credit Facility	9,368	—
Total debt	58,814	60,000
Less: unamortized debt issuance costs	846	286
Less: current maturities	2,536	2,250
Noncurrent maturities	$55,432	$57,464
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
Terms of the Credit Agreement
Borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under the Company's letters of credit, which as of March 31, 2026 was $6.2 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan A Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.

Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of March 31, 2026, the interest rate on the Term Loan Facility was 6.17%. Under the terms of the Credit Agreement, the Revolving Credit Facility fee accrues at 0.50% of the average daily unused amount and is paid quarterly. As of March 31, 2026, the Company had $9.4 million borrowings outstanding, $6.2 million of letters of credit issued, and $84.4 million of remaining capacity under the Revolving Credit Facility.
The Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the Credit Agreement. The Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of March 31, 2026, the Company was in compliance with the covenants of the Credit Agreement.
Deferred financing costs are amortized over the term of the underlying debt and unamortized amounts related to the Term Loan A Facility have been partially offset against long-term debt and unamortized amounts related to the Revolving Credit Facility are recorded in deposits and other in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, and $0.5 million and $0.3 million for the nine months ended March 31, 2026 and 2025, respectively.
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
Litigation
From time to time, the Company is involved in various legal proceedings and subject to claims. The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred, and to determine whether accruals are appropriate. The Company expenses legal costs as such costs are incurred.
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

The Company and the DOJ are discussing potential resolutions regarding these matters, and the discussions remain subject to ongoing governmental consideration. During the third quarter of fiscal 2026, the Company recorded an estimated liability related to these matters. At this time, the Company is unable to provide assurance regarding the amount of any potential loss in excess of the estimated amount or to guarantee the outcome of the discussions with the DOJ.
Stockholder Lawsuit

On April 20, 2022, the Board received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law from a purported stockholder of the Company, Brian Hall. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On May 4, 2026, the parties entered into a settlement agreement to resolve the action. The settlement agreement provides for, among other things, a monetary payment to the Company and an award of plaintiff's attorneys' fees, which will be fully funded by insurance proceeds, as well as the adoption by the Company of certain corporate governance enhancements. The agreement is subject to court approval. The Company cannot predict when or whether the court will approve the agreement.

Other Matters

On June 17, 2025, Grane Supply, Inc, d/b/a Grane Rx (“Grane Rx”), the Company’s former pharmacy services vendor, filed an amended demand for arbitration before the American Arbitration Association asserting claims for breach of contract and breach of confidentiality in connection with the Company’s non-renewal and termination of its services agreements with Grane Rx resulting from a discrete Company operational initiative. Grane Rx’s demand sought various forms of relief, including compensatory damages and injunctive relief. In December 2025, Grane Rx withdrew the breach of confidentiality claim from the arbitration forum. On December 9, 2025, Grane Rx filed a separate case in the Delaware Court of Chancery alleging that the Company breached certain confidentiality obligations and asserting claims for misappropriation of trade secrets. Grane Rx's demand sought various forms of relief, including compensatory damages, disgorgement of certain payments, and payment of a royalty to Grane Rx. On March 11, 2026, the parties entered into a settlement agreement wherein the Company agreed to pay $16.3 million to Grane Rx and received releases and dismissals with prejudice of all claims in the arbitration and the Delaware Court of Chancery case, and the cases are closed.

Litigation Accrual
As of March 31, 2026, the accrual for all litigation matters was approximately $34.4 million and is included in accounts payable and accrued expenses in the Company's condensed consolidated balance sheet.
The results of legal proceedings and claims are inherently unpredictable and uncertain and their actual outcome could differ materially from amounts accrued. The outcomes of legal proceedings and claims could be material to the Company’s operating results for any particular period, depending in part, upon the operating results of such period. Regardless of the outcome, litigation has the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

Note 10: Stock-based Compensation
A summary of the Company's aggregate stock-based compensation expense is set forth below. Stock-based compensation expense is included in corporate, general and administrative expenses on the Company's condensed consolidated statements of operations.

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
	in thousands		in thousands

Stock options	$32	$175	$107	$541
Profits interests units	339	167	930	499
Restricted stock units	1,419	1,693	4,277	5,029
Total stock-based compensation expense	$1,790	$2,035	$5,314	$6,069
2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest stockholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the "2020 Equity Incentive Plan") pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, advisers, and other services providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. Both performance-based and time-based units have been issued under the plan. As of March 31, 2026, a total of 22,681,284 profits interests units had been granted under the 2020 Equity Incentive Plan, some of which have been forfeited over the course of time.
The Company used the Monte Carlo option model to determine the fair value of the granted profits interests units at the time of the grant. Expected stock price volatility is based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. A total of 6,808,447 and 650,000 Class B Units were awarded during the nine months ended March 31, 2026 and March 31, 2025, respectively. The assumptions under the Monte Carlo model related to profit interests units, presented on a weighted-average basis, are provided below:

Nine Months Ended March 31,
2026
Expected volatility	69.0%
Expected life (years) - time vesting units	2.3
Interest rate	3.50%
Dividend yield	—
Weighted-average fair value	$1.06
Fair value of underlying stock	$3.68

A summary of profits interests activity for the nine months ended March 31, 2026 is as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2025	1,178,196	$7.12
Granted	2,269,482	$1.06
Forfeited	(243,750)	$1.43
Vested	(357,963)	$1.87
Outstanding balance, March 31, 2026	2,845,965	$3.44

Performance-based unit awards	Number of units	Weighted average grant date fair value

Outstanding balance, June 30, 2025	1,696,671	$1.44
Granted	4,538,965	$0.86
Forfeited	(424,309)	$1.30
Vested	—	$—
Outstanding balance, March 31, 2026	5,811,327	$1.00
The total unrecognized compensation cost related to profits interests units outstanding as of March 31, 2026 was $9.4 million, comprised of (i) $3.6 million related to time-based unit awards expected to be recognized over a weighted-average period of 2.5 years and (ii) $5.8 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
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

Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the nine months ended March 31, 2026 is as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	1,427,992	$11.92
Granted	2,085,890	$4.36
Forfeited	(687,759)	$4.62
Vested	(377,679)	$5.40
Outstanding balance, March 31, 2026	2,448,444	$4.59
The total unrecognized compensation cost related to time based restricted stock units outstanding as of March 31, 2026 was $10.4 million and is expected to be recognized over a weighted-average period of 1.7 years.
A summary of performance based vesting restricted stock units activity for the nine months ended March 31, 2026 is as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	258,767	$5.18
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, March 31, 2026	258,767	$5.18
The total unrecognized compensation cost related to performance based vesting restricted stock units outstanding as of March 31, 2026 was $0.05 million and is expected to be recognized over a weighted-average period of 0.8 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the nine months ended March 31, 2026 is as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	554,499	$1.77
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, March 31, 2026	554,499	$1.77

Exercisable balance, March 31, 2026	554,499	$0.15

There is no unrecognized compensation costs related to time-based vesting stock options outstanding as of March 31, 2026.
A summary of performance-based vesting stock option activity for the nine months ended March 31, 2026 is as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share

Outstanding balance, June 30, 2025	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, March 31, 2026	776,299	$3.08
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of March 31, 2026 was $0.1 million and is expected to be recognized over a weighted-average period of 0.8 years.
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

The following table represents the finalized allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date, measurement period adjustments and the allocation as of March 31, 2026:

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
Note 12: Income Taxes
The Company recorded an income tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. This represents an effective tax rate of (0.6)% and (0.7)% for the three months ended March 31, 2026 and 2025, respectively. The Company recorded an income tax expense of $1.1 million and $0.5 million for the nine months ended March 31, 2026 and 2025, respectively. This represents an effective tax rate of (11.3)% and (1.7)% for the nine months ended March 31, 2026 and 2025, respectively.
The effective rate for the three and nine months ended March 31, 2026 was different from the federal statutory rate primarily due to the Company’s book income offset partially by disallowed officers’ compensation under Section 162(m) of the Internal Revenue Code (“IRC”), disallowed stock options related to the profit interest units, exclusion of income and losses from entities not subject to tax, lobbying expenses, the impact of the One Big Beautiful Bill Act ("OBBBA"), and the decrease in the Company's valuation allowance against net operating losses which occurred during the three and nine month periods ended March 31, 2026.
The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of March 31, 2026, the Company determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company also determined it is not "more likely than not" that the deferred tax assets associated with certain federal net operating losses will be realized and as such has included a valuation allowance against these federal deferred tax assets. The Company has provided $22.8 million at March 31, 2026 and $23.0 million at June 30, 2025, as a valuation allowance against its deferred tax assets for federal and state net operating losses and state 163(j) interest expense limitations where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.

Note 13: Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and other equity awards, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted EPS. When net income from continuing operations exists, performance-based units are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three months ended March 31, 2026 and 2025, there were 1,472,256 and 222,469, respectively, shares excluded from the calculation of diluted EPS as they would have an anti-dilutive effect. For the nine months ended March 31, 2026 and 2025, there were 1,692,764 and 389,531, respectively, shares excluded from the calculation of diluted EPS as they would have an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31,		Nine months ended March 31,
in thousands, except share values	2026	2025	2026	2025
Net loss attributable to InnovAge Holding Corp.	$(29,461)	$(11,378)	$(10,824)	$(29,528)
Weighted average common shares outstanding (basic)	135,704,645	135,200,314	135,660,769	135,471,907
EPS (basic)	$(0.22)	$(0.08)	$(0.08)	$(0.22)

Dilutive shares	—	—	—	—
Weighted average common shares outstanding (diluted)	135,704,645	135,200,314	135,660,769	135,471,907
EPS (diluted)	$(0.22)	$(0.08)	$(0.08)	$(0.22)
Note 14: Segment Reporting
As of March 31, 2026, the Company had two operating segments, both of which are related to the Company’s PACE offering. The operating segments are based on two geographic divisions, which are East and West. Due to the similar economic characteristics, nature of services, and customers, the Company has aggregated its East and West operating segments into one reportable segment for PACE. Previously, the Company had three operating segments, with the Company’s third remaining operating segment primarily relating to Senior Housing, which was an immaterial operating segment, and shown below as "Other" along with certain corporate unallocated expenses. As of September 2025, the Company no longer operates Senior Housing as the remaining Senior Housing assets were sold. See Note 4, "Investments - consolidated entities - Noncontrolling interest."

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

The following table summarizes the operating results regularly provided to the CODM by segment for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026			Three months ended March 31, 2025
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$251,502	$—	$251,502	$217,819	$—	$217,819
Other service revenue	441	—	441	79	244	323
Total revenues	251,943	—	251,943	217,898	244	218,142
External provider costs	113,247	—	113,247	107,896	—	107,896
Cost of care, excluding depreciation and amortization	77,676	—	77,676	69,372	127	69,499
Center-Level Contribution Margin	61,020	—	61,020	40,630	117	40,747

Sales and marketing			8,744			6,922
Corporate, general and administrative			76,531			38,597
Depreciation and amortization			4,824			5,386
Operating loss			(29,079)			(10,158)
Other expense			(694)			(903)
Loss Before Income Taxes			$(29,773)			$(11,061)

Depreciation and amortization	$4,824	$—	$4,824	$5,279	$107	$5,386

The following table summarizes the operating results regularly provided to the CODM by reportable segment for the nine months ended March 31, 2026 and 2025:

	Nine months ended March 31, 2026			Nine months ended March 31, 2025
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$726,873	$—	$726,873	$631,293	$—	$631,293
Other service revenue	626	257	883	252	737	989
Total revenues	727,499	257	727,756	631,545	737	632,282
External provider costs	334,106	—	334,106	322,983	—	322,983
Cost of care, excluding depreciation and amortization	228,315	133	228,448	196,522	425	196,947
Center-Level Contribution Margin	165,078	124	165,202	112,040	312	112,352

Sales and marketing			24,428			21,117
Corporate, general and administrative			133,412			94,235
Depreciation and amortization			14,786			16,116
Impairments and loss on assets held for sale			104			8,495
Operating loss			(7,528)			(27,611)
Other expense			(1,873)			(2,214)
Loss Before Income Taxes			$(9,401)			$(29,825)

Depreciation and amortization	$14,785	$1	$14,786	$15,779	$337	$16,116

_________________________________
(a)Center-level Contribution Margin from a segment below the quantitative thresholds was attributable to the Senior Housing operating segment of the Company. This segment never met any of the quantitative thresholds for determining reportable segments. As of September 2025, the Company no longer operates Senior Housing as the remaining Senior Housing assets were sold and since then the Company has one reporting segment. See Note 4, "Investments - Consolidated entities - Noncontrolling interest."

Note 15: Subsequent Events

The Company has evaluated subsequent events through May 8, 2026, the date on which the condensed consolidated financial statements were issued and noted there were none, except as disclosed in Note 9, "Commitments and Contingencies."

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
Overview
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of March 31, 2026, the Company served approximately 8,050 PACE participants, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania, and Virginia.
Trends and Uncertainties Affecting the Company
Increased cost of care and external provider costs. We anticipate increased cost of care from our third-party service providers in an effort to offset their heightened expenses resulting, in part, from budget pressures due to the OBBBA, budget cuts to providers from state Medicaid programs, and possible increases in cost of medical and other supplies used in order to provide healthcare services. While we did not experience a material increase to our cost of care through the third quarter of fiscal year 2026, we continue to monitor the situation. We believe that our clinical value initiatives and operational value initiatives, which continue to be executed, may assist us in offsetting any increased cost of care anticipated for the last quarter of fiscal year 2026.
Labor market and access to supportive housing facilities. The healthcare sector continues to experience workforce shortages, particularly in geriatrics, primary care and direct care roles, as well as a complex set of challenges in hiring additional professionals, which continued through the third quarter of fiscal year 2026. Competition from health systems and home health providers for nurses, drivers and caregivers, in addition to the systemic challenges related to workforce training and the pipeline of qualified professionals, has remained challenging for the Company’s ability to recruit and retain staff. These labor market pressures have increased wage and benefit costs, and have also affected our staffing ability which could impact our enrollment capacity and services. To mitigate these challenges, we continue to review and implement targeted compensation in line with the markets in which we operate and focused retention programs for critical roles, along with operational measures to help improve productivity and continue reducing reliance on agency staffing. Partially as a result of increased competition and other market trends, there was an increase in the cost of care for the third quarter of fiscal year 2026 compared to the comparable period for fiscal year 2025, as discussed in "Results of Operations" below.

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
Census and capitation revenue. The delays and increased gaps in eligibility both for new enrollments and Medicaid redetermination applications that we experienced during fiscal years 2025 and 2024 due to processing delays and other enrollment and redetermination procedures that vary by State and county continued into the third quarter of fiscal year 2026, though to a lesser degree than experienced at the end of fiscal year 2025. While processing delays generally reduced in measure during the first three quarters of fiscal year 2026, it is possible that these delays could persist or be exacerbated due to potential future impacts of the OBBBA. This has not had a material effect on the Company’s financial statements or operations; however, we continue to monitor the situation.
Medicaid Spending and Rates. Among other things, the OBBBA has constrained states' use of provider taxes to finance Medicaid programs and some states have mandated changes in order to reduce Medicaid spending. Consequent state budgetary pressures may lead to (i) reductions in state workforce which may include those responsible for overseeing

PACE, possibly causing delays in eligibility determinations and discharge of other state responsibilities; (ii) reduction or removal of optional Medicaid services from the PACE benefit package; and (iii) pressure on Medicaid capitation rates. In Colorado, where we serve the largest cohort of our PACE census, we anticipate reduced Medicaid premium rate increases for the fiscal year beginning July 1, 2026. We also expect to face Medicaid reimbursement wage pressures from other states, such as California, which release rates effective January 1, 2027, and which could impact the latter half of our fiscal year. While we continue to monitor the full effects of the OBBBA on the Company we expect the rate pressures to impact the Company's margins in fiscal 2027.
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
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.52 based on InnovAge data as of March 31, 2026; and (ii) we have Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. We continue to strengthen our encounter data submission process so that our revenue more accurately reflects the acuity of the populations we serve.
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
•Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generate high levels of participant satisfaction. Our average participant tenure was 3.2 years as of March 31, 2026, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 7.0% annually over the last three fiscal years.
•Effectively managing the cost of care for our participants. We receive capitated payments to manage the totality of a participant’s medical care across all settings. The risk pool of our population is highly acute. Various factors, including increased salaries, wages and benefits, increased staffing, annual increases in assisted living and nursing facility unit cost and general medical inflation have affected our external provider costs and cost of care, excluding depreciation and amortization, which represented approximately 77% of our revenue in the nine months ended March 31, 2026.
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
In response to an audit to our Sacramento center and a medical review of our San Bernardino center, which have been previously disclosed, DHCS suspended its attestations in support of the planned de novo centers in Downey and Bakersfield, California. CMS has closed its process and DHCS's process is ongoing. On December 23, 2025, we received a formal Corrective Action Plan (CAP) from DHCS to remediate findings resulting from the San Bernardino medical review. We are working closely with the State to fulfill the obligations of the CAP. While the planned California de novo centers are precluded from opening at this time, DHCS notified us that it would consider restoring the State Attestations upon our successful remediation of the deficiencies raised in our Sacramento center and its completion of the medical review, including the resultant remediation, in our San Bernardino center.
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
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing organization to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and as the result of current and potential legal and regulatory proceedings. We plan to invest in future growth judiciously and maintain focus on managing our results of operations. Beginning in fiscal year 2024, we have made and continue to make investments to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends. Accordingly, in the short term, these activities increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
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
Results of Operations
The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
in thousands	2026	2025	2026	2025
Revenues
Capitation revenue	$251,502	$217,819	$726,873	$631,293
Other service revenue	441	323	883	989
Total revenues	251,943	218,142	727,756	632,282
Expenses
External provider costs	113,247	107,896	334,106	322,983
Cost of care, excluding depreciation and amortization	77,676	69,499	228,448	196,947
Sales and marketing	8,744	6,922	24,428	21,117
Corporate, general and administrative	76,531	38,597	133,412	94,235
Depreciation and amortization	4,824	5,386	14,786	16,116
Impairments and loss on assets held for sale	—	—	104	8,495
Total expenses	281,022	228,300	735,284	659,893
Operating Loss	(29,079)	(10,158)	(7,528)	(27,611)

Other Income (Expense)
Interest expense, net	(988)	(1,160)	(3,486)	(3,719)
Other income, net	294	257	1,613	1,489
Gain on equity method investment	—	—	—	16
Total other expense	(694)	(903)	(1,873)	(2,214)
Loss Before Income Taxes	(29,773)	(11,061)	(9,401)	(29,825)
Provision for Income Taxes	167	72	1,065	509
Net Loss	(29,940)	(11,133)	(10,466)	(30,334)
Less: net income (loss) attributable to noncontrolling interests	(479)	245	358	(806)
Net Loss Attributable to InnovAge Holding Corp.	$(29,461)	$(11,378)	$(10,824)	$(29,528)

Revenues

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
in thousands
Capitation revenue	$251,502	$217,819	$33,683	15.5%	$726,873	$631,293	$95,580	15.1%
Other service revenue	441	323	118	36.5%	883	989	(106)	(10.7)%
Total revenues	$251,943	$218,142	$33,801	15.5%	$727,756	$632,282	$95,474	15.1%
Capitation revenue. Capitation revenue was $251.5 million for the three months ended March 31, 2026, an increase of $33.7 million, or 15.5%, compared to $217.8 million for the three months ended March 31, 2025. This increase was driven by a $19.0 million, or 8.2%, increase in capitation rates coupled with a $14.7 million, or 6.7%, increase in member months for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in capitation rates for the three months ended March 31, 2026 was primarily driven by (i) a 7.8% annual increase in Medicaid capitation rates as determined by the States coupled with lower revenue reserve and (ii) a 5.0% increase in Medicare capitation rates. The increase in member months was primarily due to growth in our California, Florida, and Colorado centers.
Capitation revenue was $726.9 million for the nine months ended March 31, 2026, an increase of $95.6 million, or 15.1%, compared to $631.3 million for the nine months ended March 31, 2025. This increase was driven by a $44.0 million, or 6.4%, increase in capitation rates coupled with a $51.5 million, or 8.2%, increase in member months for the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025. The increase in capitation rates includes a 7.9% increase in Medicaid rates and a 4.3% increase in Medicare rates. The increase in member months was primarily due to growth in our California, Florida, and Colorado centers.
Operating Expenses

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
in thousands
External provider costs	$113,247	$107,896	$5,351	5.0%	$334,106	$322,983	$11,123	3.4%
Cost of care (excluding depreciation and amortization)	77,676	69,499	8,177	11.8%	228,448	196,947	31,501	16.0%
Sales and marketing	8,744	6,922	1,822	26.3%	24,428	21,117	3,311	15.7%
Corporate, general, and administrative	76,531	38,597	37,934	98.3%	133,412	94,235	39,177	41.6%
Depreciation and amortization	4,824	5,386	(562)	(10.4)%	14,786	16,116	(1,330)	(8.3)%
Impairments and loss on assets held for sale	—	—	—	—%	104	8,495	(8,391)	(98.8)%
Total operating expenses	$281,022	$228,300	$52,722		$735,284	$659,893	$75,391
External provider costs. External provider costs were $113.2 million for the three months ended March 31, 2026, an increase of $5.4 million, or 5.0%, compared to $107.9 million for the three months ended March 31, 2025. The increase was driven by an increase of $7.3 million, or 6.7%, in member months partially offset by a decrease of $1.9 million, or 1.7%, in cost per participant for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in cost per participant for the three months ended March 31, 2026 was primarily driven by a decrease in permanent nursing facility utilization and a decrease in pharmacy expense associated with the transition to in-house pharmacy services. The decrease in cost per participant was partially offset by an annual increase in assisted living and permanent nursing facility unit cost, and an increase in assisted living utilization.
External provider costs were $334.1 million for the nine months ended March 31, 2026, an increase of $11.1 million, or 3.4%, compared to $323.0 million for the nine months ended March 31, 2025. This increase was driven by an increase of $26.4 million, or 8.2%, in member months partially offset by a decrease of $15.2 million, or 4.4%, in cost per participant for the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025. The decrease in cost per participant was primarily driven by a decrease in permanent nursing facility utilization and a decrease in pharmacy expense associated with the transition to in-house pharmacy services. The decrease in cost per participant was partially offset by an annual increase in assisted living and permanent nursing facility unit cost, and an increase in assisted living utilization.
Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $77.7 million for the three months ended March 31, 2026, an increase of $8.2 million, or 11.8%, compared to $69.5 million for the three months ended March 31, 2025. This increase was driven by an increase of $3.5 million, or 4.7%, in cost per participant coupled with an increase of $4.7 million, or 6.7%, in member months. The overall increase of cost of care (excluding depreciation and amortization) expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by (i) a $1.8 million net increase in salaries, wages and benefits due to higher wage rates partially offset by a reduction in headcount, (ii) $3.4 million in third party fees and shipping costs associated with in-house pharmacy services, (iii) $2.0 million in contract services, and (iv) $0.7 million in fleet costs including contract transportation.
Cost of care (excluding depreciation and amortization) expense was $228.4 million for the nine months ended March 31, 2026, an increase of $31.5 million, or 16.0%, compared to $196.9 million for the nine months ended March 31, 2025. This increase was driven by an increase of $15.4 million, or 7.2%, in cost per participant coupled with an increase of $16.1 million, or 8.2%, in member months. The overall increase of cost of care (excluding depreciation and amortization) expense for the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025 was primarily driven by (i) an $8.2 million increase in salaries, wages, and benefits associated with higher wage rates, (ii) $13.1 million in third party fees and shipping costs associated with in-house pharmacy services, (iii) $2.7 million in contract services, and (iv) $6.0 million in fleet costs including contract transportation.
Sales and marketing. Sales and marketing expenses were $8.7 million for the three months ended March 31, 2026, an increase of $1.8 million, or 26.3%, compared to $6.9 million for the three months ended March 31, 2025, primarily due to higher wage rates and increased marketing spend to support growth.
Sales and marketing expenses were $24.4 million for the nine months ended March 31, 2026, an increase of $3.3 million, or 15.7%, compared to $21.1 million for the nine months ended March 31, 2025 primarily due to increased headcount, wage rates, and marketing spend to support growth.
Corporate, general and administrative. Corporate, general and administrative expenses were $76.5 million for the three months ended March 31, 2026, an increase of $37.9 million, or 98.3%, compared to $38.6 million for the three months ended March 31, 2025. This increase for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to an increase in our litigation expenses related to the accrual for the various legal matters disclosed in Note 9, "Commitments and Contingencies" of this Form 10-Q.
Corporate, general and administrative expenses were $133.4 million for the nine months ended March 31, 2026, an increase of $39.2 million, or 41.6%, compared to $94.2 million for the nine months ended March 31, 2025. This increase for the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025 was primarily due to (i) $1.5 million net increase in employee compensation and benefits as the result of organizational restructure and executive severance and an increase in headcount and wage rates, partially offset by lower variable compensation associated with the restructure (ii) $0.5 million increase in contract services, (iii) $1.0 million increase in software license fees, and (iv) a $35.5 million net increase in our litigation expenses related to the accrual for the various legal matters disclosed in Note 9, "Commitments and Contingencies" of this Form 10-Q.
Impairments and loss on assets held for sale. On September 11, 2025, the Company closed on the sale of SH1 and the adjacent vacant land and recorded an additional loss on assets held for sale of $0.1 million for the nine months ended March 31, 2026. Impairment of ROU asset and construction in progress were $8.5 million for the nine months ended March 31, 2025. This increase was due to the Company recording a $1.4 million impairment of operating lease ROU assets and a $7.1 million impairment of construction in progress during the nine months ended March 31, 2025, related to halting developments to a previously planned de novo center in Louisville, Kentucky that the Company is no longer pursuing.

Other Income (Expense)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
in thousands
Interest expense, net	$(988)	$(1,160)	$172	(14.8)%	$(3,486)	$(3,719)	$233	(6.3)%
Other income, net	294	257	37	14.4%	1,613	1,489	124	8.3%
Gain on equity method investment	—	—	—	—%	—	16	(16)	(100.0)%
Total other expense	$(694)	$(903)	$209		$(1,873)	$(2,214)	$341
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
Provision for Income Taxes
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC ("SH1"), InnovAge Sacramento, InnovAge Orlando, and InnovAge Tampa had or have, as applicable, elected to be taxed as partnerships, and no provision (benefit) for income taxes for InnovAge Sacramento, InnovAge Orlando, or InnovAge Tampa is included in the condensed consolidated financial statements. In addition, no provision (benefit) for income taxes for SH1 is included in the condensed consolidated financial statements through the date of the Company's sale of its partnership interest in SH1 on September 11, 2025.
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
During the three months ended March 31, 2026 and 2025, we reported an income tax expense of $0.2 million and $0.1 million, respectively. The increase of $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily due to (i) our pretax book loss recognized during the three months ended March 31, 2026, as compared to pretax book loss recognized during the three months ended March 31, 2025, (ii) a discrete item to account for the impact of the OBBBA, and (iii) the change in our valuation allowance.
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

	Nine months ended March 31,
	2026	2025
	dollars in thousands
Key Business Metrics:
Centers(a)	20	20
Census(a)(b)	8,050	7,530
Total Member Months(a)(b)	71,530	66,130

Center-level Contribution Margin(c)	$165,202	$112,352
Center-level Contribution Margin as a % of revenue(c)	22.7%	17.8%

GAAP Measures:
Net loss	$(10,466)	$(30,334)
Net loss margin	(1.4)%	(4.8)%

Non-GAAP Measures:
Adjusted EBITDA(c)	$70,289	$23,136
Adjusted EBITDA Margin(c)	9.7%	3.7%
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
Center-level Contribution Margin
The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expenses or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $165.2 million and $112.4 million for the nine months ended March 31, 2026 and 2025, respectively. The increase in Center-level Contribution Margin for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 was primarily due to a 15.1% increase in total revenue, offset by a 8.2% increase in external provider costs and cost of care, excluding depreciation and amortization, during the same period. For more information relating to Center-level Contribution Margin, see Note 14 “Segment Reporting” to our condensed consolidated financial statements. A reconciliation of Center-level Contribution Margin to loss before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	March 31, 2026			March 31, 2025
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$726,873	$—	$726,873	$631,293	$—	$631,293
Other service revenue	626	257	883	252	737	989
Total revenues	727,499	257	727,756	631,545	737	632,282
External provider costs	334,106	—	334,106	322,983	—	322,983
Cost of care, excluding depreciation and amortization	228,315	133	228,448	196,522	425	196,947
Center-Level Contribution Margin	165,078	124	165,202	112,040	312	112,352

Sales and marketing			24,428			21,117
Corporate, general and administrative			133,412			94,235
Depreciation and amortization			14,786			16,116
Impairments and loss on assets held for sale			104			8,495
Operating loss			(7,528)			(27,611)
Other expense			(1,873)			(2,214)
Loss Before Income Taxes			$(9,401)			$(29,825)

Depreciation and amortization	$14,785	$1	$14,786	$15,779	$337	$16,116

Loss Before Income Taxes as a % of revenue			(1.3)%			(4.7)%
Center- Level Contribution Margin as a % of revenue			22.7%			17.8%
_________________________________

(a)Center-level Contribution Margin from a segment below the quantitative thresholds were primarily attributable to the Senior Housing operating segment of the Company. This segment never met any of the quantitative thresholds for determining reportable segments. As of September 11, 2025, the Company no longer operates Senior Housing as the remaining Senior Housing assets were sold.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted for interest expense, net, other investment income, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, litigation costs and settlements, M&A diligence, transaction and integration, business optimization, impairments and loss on assets held for sale, and gain on sale of assets. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the nine months ended March 31, 2026 and 2025, net loss was $10.5 million and $30.3 million, respectively, representing a year-over-year increase of 65.5%. For the nine months ended March 31, 2026, net loss margin was 1.4%, as compared to net loss margin of 4.8% for the nine months ended March 31, 2025. The increase in Adjusted EBITDA and Adjusted EBITDA margin was primarily due to (i) increased census and (ii) increased capitation rates.
Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net income (loss) and net income (loss) margin, respectively, as determined by GAAP. We believe that Adjusted EBITDA and Adjusted EBITDA margin are appropriate measures of operating performance because the metrics eliminate the impact of revenue and expenses that do not relate to our ongoing business performance and certain noncash expenses, allowing us to more effectively evaluate our core operating performance and trends from period to period. We believe that Adjusted EBITDA and Adjusted EBITDA margin help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net income (loss) and net income (loss) margin. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA. The use of the term Adjusted EBITDA varies from others in our industry. Effective for the year ended June 30, 2024 and going forward, the Company revised its calculation of Adjusted EBITDA to no longer exclude de novo center development costs and to reflect the impact of other investment income. The presentation for the nine months ended March 31, 2025 has been recast to conform to the current presentation.
A reconciliation of net loss to Adjusted EBITDA, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025

Net loss	$(29,940)	$(11,133)	$(10,466)	$(30,334)
Interest expense, net	988	1,160	3,486	3,719
Other investment income(a)	(294)	(503)	(1,276)	(1,750)
Depreciation and amortization	4,824	5,386	14,786	16,116
Provision for income tax	167	72	1,065	509
Stock-based compensation	1,790	2,035	5,314	6,069
Litigation costs and settlement(b)	51,859	13,277	54,117	17,741
M&A diligence, transaction and integration(c)	—	202	—	1,582
Business optimization(d)	1,101	152	3,540	845
Impairments and loss on assets held for sale(e)	—	144	104	8,639
Gain on sale of assets(f)	—	—	(381)
Adjusted EBITDA	$30,495	$10,792	$70,289	$23,136
________________________
(a)Reflects investment income related to short-term investments included in our consolidated statement of operations.
(b)Reflects charges/(credits) related to litigation by stockholders, civil investigative demands, and settlement with our former pharmacy provider. Refer to Note 9, "Commitments and Contingencies" to our condensed consolidated financial statements for more information regarding these proceedings. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(c)Reflects charges related to M&A diligence, transactions and integrations.
(d)Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology and compliance systems and improve and support the efficiency and effectiveness of our operations. For the three months ended March 31, 2026, this consists of costs related to organizational restructure. For the nine months ended March 31, 2026, this consists of costs related to organizational restructure and executive severance. For the three months ended March 31, 2025, this primarily includes costs related to other non-recurring projects aimed at reducing costs and improving efficiencies. For the nine months ended March 31, 2025, this includes (i) $0.4 million of costs associated with organizational restructure and (ii) $0.4 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(e)For the three months ended March 31, 2025, reflects loss on sale of center equipment that was originally purchased for the previously planned de novo center in Louisville, Kentucky that the Company is no longer pursuing. For the nine months ended

March 31, 2026, reflects additional loss related to the Company's sale of its managing member interest in SH1 and the adjacent vacant land. For the nine months ended March 31, 2025, reflects (i) impairment charges related to ROU asset and construction in progress related to halting developments to the Kentucky center and (ii) loss on sale of center equipment that was originally purchased for the Kentucky center.
(f)For the nine months ended March 31, 2026, reflects gain on sale of center equipment that was originally purchased for the Kentucky center.
Liquidity and Capital Resources
General
We have financed our operations principally through cash flows from operations and through borrowings under our credit facilities. As of March 31, 2026, we had cash and cash equivalents of $95.5 million, an increase of $31.4 million from June 30, 2025, and short-term investments of $43.1 million, an increase of $1.3 million from June 30, 2025. The increase in cash and cash equivalents and short-term investments was primarily due to timing of cash receipts for services provided. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash. Our short-term investments primarily consist of investments in mutual funds.
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
On March 8, 2021, the Company entered into a credit agreement (as amended, the "Credit Agreement") that consisted of a senior secured term loan (the “Term Loan Facility”) of $75.0 million principal amount and a revolving credit facility (the “Revolving Credit Facility”) of $100.0 million maximum borrowing capacity. On August 8, 2025, the Company entered into Amendment No. 2 to the Credit Agreement. Following entry into Amendment No. 2 to the Credit Agreement, the Term Loan Facility was replaced by a $50.7 million term loan (the "Term Loan A Facility"), the commitments with respect to the Revolving Credit Facility were renewed, and the maturity dates for both the Term Loan A Facility and the Revolving Credit Facility were extended. As of March 31, 2026, we had $58.8 million of debt outstanding, which includes $49.4 million under our Term Loan A Facility and $9.4 million draw on our Revolving Credit Facility, each of which matures on August 8, 2028.
As of March 31, 2026, we had future minimum operating lease payments under non-cancellable leases through the year 2039 of $31.7 million. We also had non-cancellable finance lease agreements with third parties through the year 2030 with future minimum payments of $12.3 million. For additional information, see Note 7, “Leases”, Note 8, “Long-Term Debt”, and Note 9, “Commitments and Contingencies” to our condensed consolidated financial statements.
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

Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of March 31, 2026, the interest rate on the Term Loan A Facility was 6.17%. Under the terms of the Credit Agreement, the Revolving Credit Facility fee accrues at 0.50% of the average daily unused amount and is paid quarterly. As of March 31, 2026, we had $9.4 million of borrowings outstanding, $6.2 million of letters of credit issued, and $84.4 million of remaining borrowing capacity under the Revolving Credit Facility.
For more information about our debt, see Note 8 “Long-Term Debt” to our condensed consolidated financial statements.
We currently intend to retain substantially all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and do not anticipate paying any cash dividends in the foreseeable future.
Condensed Consolidated Statements of Cash Flows
Our condensed consolidated statements of cash flows for the nine months ended March 31, 2026 and 2025 are summarized as follows:

	Nine months ended March 31,
	2026	2025	$ Change
in thousands
Net cash provided by operating activities	$43,425	$23,865	$19,560
Net cash used in investing activities	(7,520)	(6,526)	(994)
Net cash used in financing activities	(4,417)	(13,833)	9,416
Net change in cash, cash equivalents and restricted cash	$31,488	$3,506	$27,982
Operating Activities. The change in net cash provided by operating activities for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 was driven primarily by $9.1 million increase in net loss, net of non-cash adjustments, and a $10.5 million change in operating assets and liabilities driven by a change in accounts payable and accrued expenses.
Investing Activities. The change in net cash used in investing activities for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 was primarily due to a $3.6 million increase in purchases of property and equipment to support growth. In addition, the prior year included $6.3 million in proceeds from the sale of short-term investments that did not reoccur in the current year, partially offset by $3.7 million in proceeds from assets held for sale that occurred in the current year.
Financing activities. The increase in net cash used in financing activities for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 was primarily due to the $3.2 million contribution from the InnovAge Tampa JV partner and $5.9 million of share repurchases that occurred in the prior year and did not reoccur in the current year.
Emerging Growth Company and Smaller Reporting Company
We qualify as an “emerging growth company” through the end of this fiscal year 2026 pursuant to the provisions of the Jumpstart Our Business Startups (“JOBS”) Act and as a “smaller reporting company” as defined by the Exchange Act. For as long as we are an “emerging growth company” or a “smaller reporting company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” or “smaller reporting companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, only being required to present two years of audited financial statements, plus unaudited condensed consolidated financial statements for applicable interim periods and the related discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, exemptions from the requirements of holding non-binding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended March 31, 2026. See Part II, Item 7A of our 2025 Form 10-K for a detailed discussion of our market risks.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from InnovAge Holding Corp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders' Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

INNOVAGE HOLDING CORP.

Date: May 8, 2026	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)