Form 10-K
period 2026-06-30
InnovAge Holding Corp.
filed 2026-09-09
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $111.4 million.
As of September 1, 2026, there were 136,451,425 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the upcoming Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended June 30, 2026, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

1

Cautionary Note About Forward-Looking Statements
Throughout this Annual Report on Form 10-K for the year ended June 30, 2026 (this “Annual Report”), we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth opportunities or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the viability of our growth strategy, including our ability to find suitable geographies for new centers and obtain licenses to open such centers, our ability to ramp up our de novo centers , and the outcome of our organizational and enterprise efficiency initiatives;
•our ability to identify, successfully complete and integrate acquisitions, joint ventures and other strategic partnerships;
•our ability to attract new participants and retain existing participants to implement our growth strategy;
•the impact on our business from ongoing macroeconomic, geopolitical and industry-related challenges, including labor shortages, labor competition, high inflation, and supply chain disruptions, as a result of tariffs and trade disputes;
•the risk that the cost of providing services will exceed our compensation under the Program of All Inclusive Care for the Elderly (“PACE”);
•our increased costs and expenditures and our inability to execute or realize the benefits of our clinical and operational value initiatives;
•the dependence of our revenues and operations upon a limited number of government payors, which exposes us to the risk of government funding reductions, legislative changes and federal and state budgetary pressures;
•reductions in PACE reimbursement rates;
•the results of periodic inspections, reviews, audits and investigations under the federal and state government programs, and our ability to sufficiently cure any deficiencies identified by the respective federal and state government programs;
•the adverse impact of legal proceedings, enforcement actions and litigation and disputes, including the current civil investigative demands initiated by federal and state agencies;
•the risk that our submissions to government payors may contain inaccurate or unsupportable information, including regarding risk adjustment scores of participants;
•our dependence on our senior management team and other key employees;
•our ability to compete in the healthcare industry;
•the concentration of a significant percentage of our operations in the States of California and Colorado;
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
•our ability to adhere to complex and changing government laws and regulations in the healthcare industry, including U.S. healthcare reform, the regulation of the corporate practice of medicine and the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”), and their implementing regulations (collectively, “HIPAA”), and other privacy laws and regulations in the healthcare industry;
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
3

PART I
Item 1.    BUSINESS
Who We Are
InnovAge is the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, seniors, many of whom are dual-eligible. Our programs are designed to address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. The purpose of our participant-centered care delivery approach is to improve the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Through our Program of All-Inclusive Care for the Elderly (“PACE”), we fulfill a broad range of medical and ancillary services for seniors, including in-home care services (skilled, unskilled and personal care), in-center services such as primary care, physical therapy, occupational therapy, speech therapy, dental services, mental health and psychiatric services, meals, and activities; transportation to and from the PACE center and third-party medical appointments; and care management. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (i) the shift toward value-based care, in which coordinated, outcomes-driven, quality care is delivered while seeking to reduce unnecessary spend, (ii) reducing excessive administrative costs by contracting directly with the government, (iii) focusing on the patient experience, and (iv) addressing social determinants of health.
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
PACE
As of June 30, 2026, the Company served approximately 8,230 PACE participants, making it the largest PACE provider in the United States (the “U.S.”) based on participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
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
We believe the traditional fee-for-service reimbursement model in healthcare does not adequately incentivize providers to efficiently manage this complex population. Dual-eligible seniors must navigate a disjointed, separately administered set of Medicare and Medicaid benefits, which often results in uncoordinated care delivered in silos. Our vertically integrated care model and full-risk contracts require us to coordinate and manage all aspects of a participant’s health, and deliver the necessary care. Costs under the PACE program are estimated to be 12% lower on average than those for a comparable dual-eligible population aged 65 and older under Medicaid, based on an analysis of the most recently available data by the National PACE Association in May 2026. Importantly, we believe our vertically integrated model can deliver better health outcomes and reduce unnecessary or avoidable medical spend. In addition, as of June 30, 2026, we believe our participants had a lower hospital readmission rate compared to a frail, dual-eligible or disabled waiver population. We also focus on ensuring our participants are satisfied with the services delivered and frequently evaluate benchmarks and survey methodologies to measure their satisfaction. Our participant satisfaction is currently measured through a Net Promoter Score (“NPS”). NPS is a metric used to measure customer satisfaction, loyalty and enthusiasm by asking how likely they are to recommend a company to a friend or colleague, and is reported as a number between negative 100 and positive 100.

Based on quarterly surveys to measure emerging sentiment within a subset of our participants nationally, our average NPS was 45. According to Qualtrics, the creator of the NPS, Bain and Company suggests a score above 20 is favorable and above 50 is excellent. As part of our quarterly surveys, each year, we conduct an I-SAT survey (“Integrated Satisfaction Measurement for PACE”) to measure NPS across a national sample of our participants. In fiscal year 2026, our I-SAT NPS score was 52, compared to a national PACE program average of 59.
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
Industry Challenges
Unsustainable and rising healthcare costs. According to data from the Office of the Actuary of CMS, healthcare spending in the United States grew at approximately 7% per year from 2019 to 2024, and in 2024 represented $5.3 trillion of annual spend, or 18.0% of U.S. GDP. The overall growth rate of healthcare spending is expected to accelerate due to the aging population. By 2030, members of the baby boomer generation will be age 65 or older, which is expected to further increase demand for healthcare and long-term care services. At the same time, nursing home operating capacity has declined in recent years, increasing pressure on the broader long-term care system and the need for alternatives that allow seniors to remain in their homes and communities.
We believe government healthcare spend has been higher for the dual-eligible population, who typically suffer from multiple chronic conditions and require long-term services and support. Average total spend, including Medicare, Medicaid, supplemental insurance and out-of-pocket spending across all payers, for dual-eligible seniors was more than twice the amount than other Medicare beneficiaries, based on data from the Medicare Payment Advisory Commission (MedPAC) as of 2023. Improved care management of dual-eligible seniors continues to be important to reducing the rapid growth in government healthcare spending in the United States.
Highly fragmented, uncoordinated healthcare system. The U.S. healthcare system is complex and highly fragmented, resulting in piecemeal care delivery across different providers who each lack a complete picture of the patient. Furthermore, this dynamic often makes the healthcare system difficult for patients to navigate. Primary, acute, behavioral and long-term care providers need to work together to effectively manage a patient’s care, yet, today, they often work in silos. This lack of care coordination can result in missed or inaccurate diagnoses, gaps in care, unnecessary spend and ultimately sub-optimal patient outcomes. The importance of clinical integration and coordinated care continues to be reflected in federal healthcare policy initiatives, including recent CMS Innovation Center strategic priorities focused on prevention, patient empowerment and improved health outcomes.
High-cost, dual-eligible seniors are at high risk of falling through the cracks of the U.S. healthcare system. While access to integrated models like PACE that bring together the Medicare and Medicaid benefit for these individuals has expanded, most dual-eligible individuals remain in unaligned plans, creating further barriers to delivering coordinated care. Dual-eligible beneficiaries are among the most medically complex, high-frequency users of healthcare services. Based on InnovAge data as of June 30, 2026, the typical InnovAge participant had, on average, eleven chronic conditions and, based on the data most recently available to us from a 2024 modified health outcomes survey, required, on average, assistance with two or more activities of daily living (“ADLs”). A lack of coordination across providers can have severe consequences given the high occurrence of chronic illnesses and other underlying health issues in this population.
Prevalence of wasteful spending and sub-optimal outcomes. Proper management of chronic conditions and targeted interventions to mitigate challenges presented by social determinants of health can significantly reduce the incidence of acute episodes, which are the main driver of emergency room visits and hospitalization among the dual-eligible senior population. Healthcare spending on nursing care facilities and continuing care retirement communities is expected to reach approximately $247.5 billion in 2026, based on the latest projections made by the Office of the Actuary of CMS, which is a 5.6% increase compared to the current 2025 projection. Similar to spend on hospitals and other high-acuity care settings, we believe many of these dollars can ultimately be saved by providing proactive treatment and investing in proper medical and social supports to enable frail seniors to live in their homes and communities.
Despite leading the world in healthcare spending, the U.S. continues to lag peer nations on many health outcomes while facing persistent clinician burnout and workforce dissatisfaction.
Payment structures are evolving to address healthcare issues. Policymakers and healthcare experts generally acknowledge that the fee-for-service model is not designed to deliver on the “triple aim” of providing low-cost, high-

quality care while improving the patient experience. Historically, healthcare delivery was oriented around reactive care for acute events, which resulted in the development of a fee-for-service payment model. By linking payments to the volume of encounters and pricing for higher complexity interventions, the fee-for-service model does not incentivize providers to practice preventative medicine or manage patients in lower cost settings. Rather, many policymakers and healthcare experts believe it unintentionally creates the opposite result—acute, episodic care delivered in high-cost settings that unnecessarily drive up the total cost of healthcare.
High-cost, dual-eligible seniors often require proactive, coordinated care plans to address their medical acuity, need for long term support and risks related to social determinants of health. Without personalized, patient-centered care that removes barriers to preventive or other early treatment, high-cost, dual-eligible seniors would likely continue to disproportionately rely on healthcare in higher-cost settings, such as emergency rooms and nursing homes.
PACE is a value-based government-sponsored, provider-led managed care program focused on enabling frail, dual-eligible seniors who have skilled nursing needs to age independently in their homes that can mitigate concerns over utilization of high-cost healthcare. PACE providers receive a monthly risk-adjusted payment for each participant (PMPM) directly from Medicare and Medicaid to oversee the totality of medical care an enrolled participant needs. Fully capitated models, such as PACE, incentivize organizations to better manage chronic conditions to avoid high-cost acute episodes and to invest in services that fall outside the scope of a fee-for-service model. These services, such as care coordination and ancillary support to remove barriers created by social determinants of health, can have a significant impact on a participant’s overall health. A study published in 2026 and led by the U.S. Department of Health and Human Services (“HHS”) on integrated care and health outcomes of dual-eligible individuals found that PACE participants experienced fewer hospitalizations and emergency department visits and lower mortality than comparable Medicare Advantage (“MA”) beneficiaries, providing additional evidence supporting fully integrated care models for complex dual-eligible populations.
InnovAge participants are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in average MA programs. As a result, we receive higher capitated payments per participant compared to MA participants. This is driven by two factors: (i) we believe we provide care for a higher acuity population, with an average Medicare Risk Adjustment Factor (“RAF”) score of 2.48 based on InnovAge data as of June 30, 2026, with a higher RAF score indicating poorer health and higher predicted healthcare costs, and (ii) we have Medicaid spend in addition to Medicare. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care.
Legacy healthcare delivery infrastructure has been slow to transition from fee-for-service to value-based care models. In order for the shift to value-based payment models to drive meaningful results, we believe there must be a corresponding shift in care delivery models. While providers, payors, and technology companies have made significant investments in solutions designed to improve quality and reduce costs, the healthcare industry remains in a multi-year transition toward value-based reimbursement, with traditional fee-for-service payment arrangements continuing to represent a meaningful portion of healthcare spending.
Our Market Opportunity
We are one of the largest healthcare platforms focused on frail, dual-eligible seniors, serving participants exclusively through our PACE program. We have built the largest PACE-focused operation in the country based on number of participants, with 20 PACE centers across six states; we are 19% larger than the size of our closest PACE-focused competitor and more than 20 times larger than the typical PACE operator. Given our scale across geographies, we believe we are positioned to capitalize on a significant market opportunity to provide care to frail, high-cost, dual-eligible seniors.
Our care model targets the most complex, frail subset of the dual-eligible senior population. We estimate our target population at approximately 2.3 million in 2025 based on data from the U.S. Census Bureau from 2018, representing seniors who we believe are dually eligible for Medicare and Medicaid and meet the nursing home eligibility criteria for PACE. We currently prioritize growth in high-density urban and suburban areas, where there are sizable numbers of frail dual-eligible seniors who would benefit most from our program. We leverage the InnovAge Platform which is designed to provide comprehensive, coordinated healthcare to enable our seniors who are eligible to reside in nursing homes to live independently in their homes and communities. We believe people want to stay in their home for as long as possible, and the InnovAge Platform is designed to empower seniors to age independently in their own homes, with dignity and on their own terms, for as long as possible.
Based on results for the year ended June 30, 2026 and our experience and industry knowledge, we estimate an average annual revenue opportunity of $124,000 per participant (or $10,300 PMPM) and a total addressable market opportunity of $285 billion, based on our estimated market of approximately 2.3 million PACE eligible participants in the United States in

2025, as described above. Of these estimated PACE eligible participants, only approximately 95,000 are enrolled in a PACE program, based on a June 2026 report from the National PACE Association. As a result, we believe that we have a substantial opportunity to bring our comprehensive value-based model of care to more frail, dual-eligible seniors across the country. This opportunity is subject to our ability to effectively execute our growth strategy and assumes no adverse regulatory or macroeconomic changes. For example, reductions to the Medicaid portion of PACE capitation rates from the federal budget reconciliation bill, the One Big Beautiful Bill Act (the “Reconciliation Act”), could have a negative impact on our capitated revenue per enrollee and operational margins, and the financial viability of expanding into new service areas.
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
Our participant focus. Our model is focused on caring for frail, high-cost, dual-eligible seniors. Our target participant population is the frail, nursing home-eligible subset of dual-eligible seniors to whom we refer as “high-cost, dual-eligibles” given their high healthcare acuity and the associated high level of spend. Our participants are among the most frail and medically complex individuals in the U.S. healthcare system. Based on InnovAge data as of June 30, 2026, the typical InnovAge participant had, on average, eleven chronic conditions and, based on the data most recently available to us from a 2024 modified health outcomes survey, required, on average, assistance with two or more ADLs. Our platform is designed to enable participants to exercise their preference to age independently in their homes and stay active in their communities for as long as safely possible. All of our participants are certified as nursing home-eligible. As of June 30, 2026, approximately 93% of our participants were able to live safely in their homes and communities.
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
Our participants “Win” by enjoying a better participant experience, improved health outcomes and remaining in their homes and communities for longer. We leverage our differentiated care delivery model to improve the health of our participants and help them avoid unnecessary hospitalizations and nursing home care. We enable our participants to remain in their homes as long as possible and age independently. As a result, as of June 30, 2026, approximately 93% of our participants lived in their preferred setting: their home or community. We believe our care model also delivers better clinical outcomes: our participants have fewer hospital admissions and lower hospital readmission rates. Our care model is not “one size fits all,” it is customized to the unique needs of each participant, which benefits participant health and increases participant satisfaction with our program.
Families “Win” as we reduce their caregiving burden and provide “peace of mind”. We significantly reduce the caregiving burden on the families of our participants. Our model handles transportation to and from medical appointments and center visits, helps participants with ADLs, and creates social outlets for participants to reduce isolation. Most importantly, we believe we offer “peace of mind” to our participants’ families who know their loved one’s complex needs are cared for. “Friends and family” of participants remain one of our largest referral sources for recruiting new participants.

Our providers “Win” as they are able to focus on improving the lives of their participants. We support our providers through a multidisciplinary care model that integrates physicians, nurses, therapists, social workers and other care professionals to coordinate care across participant needs. Unlike traditional fee-for-service models that often emphasize visit volume, the PACE model is designed to support comprehensive, participant-centered care for a frail, high-acuity population. Through this approach, our providers benefit from meaningful clinical and administrative support, enabling them to focus on delivering coordinated, high-quality care.
Government payors “Win” through fiscal certainty and lower costs. We believe we provide fiscal certainty through our capitated payment arrangements and reduce the cost of both medical and long-term support and services for high-cost, dual-eligible seniors. Costs under the PACE program were estimated to be 12% lower on average than the cost of caring for a comparable population through other Medicaid services based on an analysis of the most recently available data by the National PACE Association in May 2026.
Our Growth Strategy
Increase participant enrollment and capacity within our centers
•For the fiscal year ended June 30, 2026, our participant census was approximately 8,230 across our 20 centers in six states. During fiscal year 2026, we continued to focus on increasing enrollments and utilization of capacity at our existing centers, in part by furthering engagement in communities in which our centers operate. For example, we have entered into joint ventures in Orlando and Tampa, Florida in an effort to increase outreach and create value to participants in those communities.
Build de novo centers
•In fiscal year 2026, we continued to ramp up our newer de novo centers in Florida (Tampa and Orlando).
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
Execute tuck-in acquisitions, strategic transactions and partnerships
•Over the past eight fiscal years, we have acquired and integrated four PACE organizations for a total of eight operational centers (excluding the PACE center in Bakersfield, California, which is not yet operational). These acquisitions represent expansion of our InnovAge Platform into one new state and five new markets. In addition, in fiscal year 2025, we acquired certain pharmacy assets from Tabula Rasa HealthCare Group (“TRHC”) with the goal of supporting our growth and improving pharmacy cost-management. By bringing acquired organizations under the InnovAge Platform, we hope to further realize revenue growth and improve operational efficiency and care delivery post-integration.
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
•We also have pursued and intend to pursue additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies. In fiscal year 2024, we opened the Orlando PACE center as a joint venture with Orlando Health, a healthcare system broadly recognized for its care programs, services and extensive community outreach and support with the goal of magnifying the impact and extend the reach of PACE services for eligible seniors in the Orlando market. In fiscal year 2025, we entered into a joint venture with Tampa General Hospital to similarly support our Tampa PACE center. We continue to explore additional strategic partnerships in the communities in which we operate.

Reinvest in the InnovAge Platform to optimize performance
•We believe that our ongoing investment in the InnovAge Platform drives greater efficiency across our business, creating a virtuous cycle that allows us to continue providing necessary care to our participants. Our platform is the largest among PACE providers based on participants served and one of the most geographically diverse.
•We continually invest in technology improvements and seek to unlock new insights through enhanced data analytics capabilities that will further advance our care model and increase administrative efficiencies.
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
Regulation
Our operations are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, arrangement and provision of covered healthcare services to our participants, operation and management of PACE centers, dispensing of pharmaceuticals, personnel qualifications, maintenance of proper records, and quality assurance programs. If any of our operations are found to violate applicable laws or regulations, we could suffer severe consequences that could have material adverse effects on our business, results of operations, financial condition, cash flows, reputation or stock price, including:
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
•enforcement actions by governmental agencies and/or state law claims for monetary damages by patients or employees relating to breach of, impermissible use or disclosure of, or other incidents relating to protected health information (“PHI”) and other types of personal data or personally identifiable information (collectively, “PII” and, together with PHI, “PHI/PII”) that we collect, use, and disclose, in violation of federal or state privacy laws, including, for example and without limitation, HIPAA, or state data privacy and security laws;
•mandated changes to our practices or procedures that significantly increase operating expenses or decrease our revenue;
•imposition of and compliance with corporate integrity agreements, which could subject us to ongoing audits and reporting requirements, increased scrutiny of our business practices and potential fines or penalties, among other things;
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
•changes in payor reimbursement, including negative adjustments to government payment models under Medicare Parts C and D and Medicaid; and
•harm to our reputation, which could negatively impact our business relationships, the terms of government payor contracts, our ability to attract and retain participants, physicians, and other clinicians, our ability to obtain financing and our access to new business opportunities, among other things.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities have been and could continue to be subject to investigations, audits and inquiries by various government and regulatory agencies with which we contract in the future. See Item 1A. Risk Factors, “Risks Related to Regulation.”
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
The regulations and contractual requirements applicable to PACE providers are complex and subject to change, making it necessary for us to deploy significant compliance resources. In addition, new centers that we may acquire in the future may have less developed compliance and quality infrastructures, which may require us to allocate additional resources to making any required enhancements.
CMS and state regulatory authorities regularly audit our performance to determine our compliance with applicable laws and our contracts with CMS and state authorities, and to assess the quality of the services we provide to our participants. Such audits have in the past, and may in the future, identify deficiencies in our compliance with regulatory requirements, participant quality of care, care plan development and implementation, grievance and appeal processes, clinicians acting outside of their scope of practice, and other issues. See Item 1A. Risk Factors, “Risks Related to Regulation.”
Whether identified through such audits or other avenues, any potential failure to comply with the federal and state laws applicable to our business could result in significant or material retroactive adjustments to or withholding of capitation payments, fines, criminal liability, civil monetary penalties, requirements to make significant changes to our operations, corrective action plans, CMS imposed sanctions (including suspension or exclusion from participation in government programs), loss of contracts, or cessation of our services.
Licensing Laws
We, the healthcare professionals we employ, and our centers are subject to various federal, state and local licensure and certification requirements in connection with our provision of healthcare and other services. Specifically, in some of the states in which we operate, we are required to maintain licensure or certification as an adult day health center, home health or home care provider, diagnostic and treatment center, pharmacy provider, clinical laboratory and/or other type of facility, and our affiliated physicians and other clinicians also must be licensed or certified, as applicable, in the states in which they are providing services. In addition, certain of the states where we currently operate regulate the operations and financial condition of risk bearing providers and impose capital requirements, licensing or certification, governance controls, and other obligations. While the states in which we operate do not currently impose these regulations on entities solely bearing risk under the PACE program, these states may seek to license or otherwise regulate our operations and financial solvency in the future; further, states in which we expand in the future may impose similar requirements on our operations. In addition to state requirements, we, the healthcare professionals we employ and our centers are in some cases subject to federal licensing and certification requirements, such as certification or waiver under the Clinical Laboratory Improvement Amendments of 1988 for performing laboratory services and Drug Enforcement Administration registrations for prescribing, storing and dispensing controlled substances.
Failure to comply with federal, state and local licensing and certification laws, regulations and standards could result in a variety of consequences, including cessation of our services, loss of our contracts, recoupment of payments, requirements to make significant changes to our operations or civil or criminal penalties. While we endeavor to comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, the laws and regulations in these areas are complex, evolving and often subject to varying interpretations. Any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation.

Corporate Practice of Medicine
The laws and regulations relating to our operations vary from state to state, and some states in which we operate prohibit general business corporations, such as us, from practicing medicine, directly employing physicians, controlling physicians’ or other clinicians’ medical decisions, or engaging in some practices such as splitting professional fees with physicians or other clinicians. In certain states, we contract with physicians to provide healthcare services that are required to be provided by licensed physicians to comply with such requirements. While we endeavor to structure our organization and our contractual relationships in compliance with state laws prohibiting the corporate practice of medicine, regulatory agencies and other parties could scrutinize our compliance with such prohibitions. Further, many such state laws are complex, evolving and often subject to varying interpretations. In California, for example, legislation enacted in 2025 seeks to strengthen oversight and enforcement of the corporate practice of medicine doctrine. The consequences associated with violating corporate practice of medicine laws vary by state and may result in physicians or other clinicians being subject to disciplinary action, as well as forfeiture of revenues from government payors for services rendered. If allegations are made in judicial or administrative proceedings, we could be subject to adverse judicial or administrative penalties, certain of our contracts could be determined to be unenforceable, and we may be required to restructure our organization or our contractual arrangements. Any allegations or findings that we have violated these laws could have a material adverse impact on our reputation, business, results of operations and financial condition.
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
Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of a criminal violation of the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid, and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the federal Anti-Kickback Statute include up to $127,973 (adjusted for inflation) in monetary penalties per violation, fines, or penalties of up to three times the total payments between the parties to the arrangement and potential exclusion from participation in Medicare and Medicaid. In addition, the federal Anti-Kickback Statute provides that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA, which is further discussed below. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation or stock price.
The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. These exceptions and safe harbors are voluntary. To receive safe harbor protection, business transactions and arrangements must meet all the requirements of a safe harbor. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily render the arrangement per se illegal. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated under a facts and circumstances analysis, taking into consideration the parties’ intent and the arrangement’s potential for fraud and abuse, among other factors. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies.
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

We have entered, and may continue to enter, joint ventures and other arrangements that are intended to comply with the federal Anti-Kickback Statute and as many elements of applicable safe harbors as possible. Many of our arrangements are structured to provide for compensation that is fair market value for services actually rendered and in a manner that does not reflect the volume or value of referrals generated between the parties. In structuring our relationships with providers, including our physician partners, and other healthcare entities, we endeavor to comply with the regulatory requirements of such safe harbors and exceptions. Notwithstanding our compliance efforts, there is a risk that such arrangements could be subject to regulatory scrutiny from the Office of Inspector General (the “OIG”) of HHS and other federal and state enforcement agencies.
Effective January 19, 2021, the OIG adopted final regulations under the federal Anti-Kickback Statute that added new safe harbors and modified existing safe harbors that protect certain payment practices and business arrangements from sanctions under the federal Anti-Kickback Statute, with the stated objective of removing potential barriers to more effective coordination and management of patient care and delivery of value-based care. Among other changes, these regulations contained safe harbors for value-based arrangements entered by value-based enterprises, which are enterprises, such as ours, composed of participants collaborating to achieve one or more value-based purposes, including coordinating and managing the care of a target patient population. These value-based care safe harbors may allow our business to pursue value-based arrangements with safe harbor protections under the federal Anti-Kickback Statute. However, compliance with these safe harbors is complex and, to the extent that one of our value-based arrangements does not squarely fit within the relevant safe harbors, it could be subject to greater scrutiny by enforcement agencies.
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
Providers are prohibited from billing Medicare and Medicaid for services arising from a prohibited referral and a provider that has billed for prohibited services is obligated to notify and refund the amounts collected from the Medicare program or to make a self-disclosure to CMS under its Self-Referral Disclosure Protocol. Penalties for violation of the Stark Law include denial of payment, recoupment, refunds of amounts paid in violation of the law, exclusion from the Medicare or Medicaid programs, and substantial civil monetary penalties ($31,670 per prohibited item or service and $211,146 if there is a circumvention scheme; penalty amounts reflect current 2025 levels and are adjusted for inflation from time to time). Claims filed in violation of the Stark Law may be deemed false claims under the FCA. In addition to the Stark Law, various states in which we operate have adopted similar self-referral prohibition statutes.
In parallel with OIG’s regulations on value-based care discussed above, effective January 19, 2021, CMS issued a sweeping set of regulations that introduce significant new value-based exceptions to the Stark Law, including new exceptions for certain remuneration exchanged between or among eligible participants in value-based arrangements. These exceptions and their various requirements apply based on the level of financial risk assumed by the arrangement’s participants. These regulations purport to ease the compliance burden for healthcare providers across the industry while maintaining strong safeguards to protect patients and programs from fraud and abuse. To the extent that we rely on these exceptions to the Stark Law for our value-based arrangements, we intend to comply with such exceptions, but we remain subject to potential regulatory enforcement, self-disclosure requirements or penalties if we are not in compliance, as discussed above.
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
The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes, encounter data or other information used to determine capitated payments. The Affordable Care Act (“ACA”) provides that claims for payment that are tainted by a violation of the federal Anti-Kickback Statute (which could include, for example, illegal incentives or remuneration in exchange for enrollment or referrals) are false for purposes of the FCA. In addition, amendments to the FCA and Social Security Act impose severe penalties for the knowing and improper retention of overpayments from government payors. This could be relevant to our business to the extent we receive payments on account of risk-adjustment determinations that are based on improper or erroneous records or reports. Failure to return overpayments could subject us to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty Statute.
The penalties for a violation of the FCA may include per claim penalties, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. As of July 3, 2025, the minimum False Claims Act penalty increased from $13,946 to $14,308 per claim. The maximum penalty has increased from $27,894 to $28,619 per claim.
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
In addition to the FCA, the various states in which we operate have adopted their own analogs of the FCA. States are becoming increasingly active in using their false claims laws to monitor and prevent the same activities listed above, particularly with regard to capitated government-sponsored healthcare programs, such as Medicaid managed care and PACE. Under Section 6031 of the Deficit Reduction Act of 2005, as amended, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, the state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under the state’s false claims act. As a result, more states are expected to enact laws that are similar to the federal FCA in the future, and we anticipate a corresponding increase in state false claims enforcement efforts.
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
We could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Statute would apply. We perform monthly checks on our employees and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs or otherwise ineligible for payment. We have also implemented processes to avoid payments to contracted or noncontracted providers listed on CMS’s preclusion list and payments for drugs prescribed by individuals on the preclusion list. Should we fail to identify that an individual or entity is excluded, on the preclusion list or otherwise ineligible for payment, a federal agency could require us to refund amounts attributable to all services performed by or associated with to such individual or entity. Accordingly, it is possible that we could face allegations of noncompliance with the Civil Monetary Penalty Statute, which may have material adverse impacts on our business, results of operations or financial condition.
Privacy and Security
HIPAA requires covered entities, and the business associates with which such covered entities contract for services involving the use or disclosure of PHI to provide certain protections to their patients or participants and their health information. Through our various service offerings, the Company acts primarily as a covered entity under HIPAA but may also act as a business associate of other covered entities. The HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI, and they require covered entities and their business associates to implement and maintain administrative, physical, and technical safeguards to protect the security of such information, including through developing and maintaining policies and procedures. Additional security requirements apply to electronic PHI. These regulations also provide our participants with substantive rights with respect to their health information.
The HIPAA privacy and security regulations also require covered entities to enter into written agreements with their business associates. Covered entities may be subject to fines and penalties for, among other activities, failing to enter into a business associate agreement when required by law or as a result of a business associate violating HIPAA. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations. In instances where we act as a business associate to a covered entity, there is the potential for additional liability beyond our status as a covered entity.
Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach. Reporting must also be made to the HHS Office for Civil Rights (“OCR”) and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media in accordance with HIPAA requirements. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless an exception to the definition of breach applies or the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Beginning in December 2022, OCR issued, and subsequently revised, guidance on the use of tracking technologies on websites and mobile applications by covered entities and business associates, indicating that certain information collected by tracking technology vendors from websites and applications may cause a breach under HIPAA. However, in June 2024, a federal court limited the scope of this guidance by ruling that collecting IP addresses from visits to unauthenticated public health-related webpages does not trigger HIPAA obligations, and HHS is assessing next steps.

Violations of HIPAA by covered entities and business associates, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of not less than $100 (not adjusted for inflation) per violation, not more than $50,000 (not adjusted for inflation) per violation and up to approximately $1.9 million (not adjusted for inflation) per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the most severe penalties associated with obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either equitable relief or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in our maintenance of PHI.
We may also be subject to other laws governing the privacy and security of data, such as the California Consumer Privacy Act of 2018 (“CCPA”) and data breach notification laws. Additionally, many states have enacted laws that protect the privacy and security of confidential, personal and health information, which may be more stringent than HIPAA and may add additional compliance costs and legal risks to our operations. Some state privacy and security laws overlap with federal law, and some state laws are preempted by federal law while others are not. States have also passed privacy and security laws and regulations that apply across sectors and go beyond federal law, such as data security laws, secure destruction, Social Security number privacy, online privacy biometric information privacy, and data breach notification laws. Some of these state laws impose fines and penalties on violators and afford private rights of action to individuals who believe their personal information has been misused. Various state laws and regulations also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised.
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
Healthcare Reform Efforts
The U.S. federal and state governments continue to enact and consider many broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the healthcare system and our business, operating results and/or cash flows. In addition, state and federal budgetary shortfalls and constraints pose potential risks for our revenue streams. We cannot predict how government payors or healthcare consumers might react to federal and state healthcare legislation and regulation, whether already enacted or enacted in the future, nor can we predict what form such legislation or regulations will take. Some examples of legislative and regulatory changes impacting our business include:
•Since the enactment of the Affordable Care Act (the “ACA”) in 2010, there have been numerous political and legal efforts to repeal, replace or modify the ACA. Any successful efforts in the future could have an impact on our business.
•In recent years, there have been congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If these types of changes are implemented in the future, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the ACA.
•Legislation enacted in 2011, and still in effect, requires CMS to sequester or reduce all Medicare payments, including payments to PACE organizations, by two percent per year beginning on April 1, 2013. This sequestration has been extended through fiscal year 2032 for Medicare benefit payments.
•The Inflation Reduction Act of 2022 (“IRA”) resulted in significant changes to Medicare prescription drug pricing, including a program under which CMS negotiates prices for certain high-cost, single-source drugs and requirements that manufacturers pay rebates to Medicare when prices for certain drugs increase at rates outpacing inflation. Beginning in 2024, the IRA eliminated beneficiary cost-sharing above the applicable annual out-of-pocket threshold of $8,000, and beginning in 2025, it reduced that threshold to $2,000, subject to inflation-based adjustments in subsequent years, including an increase to $2,100 for 2026. While these provisions are intended to lower drug costs for beneficiaries, they may affect prescription drug costs and payment obligations for PACE organizations. The IRA’s Medicare Drug Negotiation Program has been subject to litigation, including constitutional and federal Administrative Procedure Act-based challenges; nevertheless, implementation of the IRA has continued and the full effects on our business and the healthcare industry remain uncertain.
•The CMS Contract Year 2024 final rule set out a number of changes for PACE organizations, including (i) clarifying that CMS has enforcement discretion to impose civil monetary penalties or an intermediate sanction in the event CMS has made a determination that could lead to the termination of a PACE program; and (ii) reinstating the requirement that PACE organizations enter into written contracts with each outside organization, agency, or individual that furnishes administrative or care-related services not furnished directly by the PACE organization, including 25 medical specialties enumerated by the PACE final rule.
•The CMS Contract Year 2025 final rule set out additional regulatory changes for PACE organizations, including: (i) implementation of past performance guidelines used to evaluate new PACE organization applications; (ii) personnel medical clearance guidelines; (iii) updates to service delivery timeframes by which participants must receive services; (iv) guidelines on IDT care coordination across all service settings with timeframes applied to external provider recommendations; (v) new content and documentation guidelines for participant plans of care; (vi) expansion of participant rights in care settings; and (vii) revisions to existing grievance process to align with standard determination request guidance.
•The CMS Contract Year 2026 final rule set out additional regulatory changes for PACE organizations, including (i) initiating a phased, multi-year transition to the risk adjustment model historically applied to Medicare Advantage organizations; and (ii) codifying a requirement for PACE organizations to collect and submit risk adjustment data to CMS.
•On July 4, 2025, the One Big Beautiful Bill Act of 2025 (Public Law 119-21) (the “Reconciliation Act”) was signed into law, enacting significant changes to Medicaid funding and eligibility. In relevant part, the Reconciliation Act reduces the federal medical assistance percentage for the Affordable Care Act Medicaid expansion population from 90% to 70% over a six-year phase-down period beginning in fiscal year 2027, imposes new community engagement requirements and semi-annual eligibility redeterminations, restricts states' ability to fund Medicaid through provider taxes, and establishes new statutory caps on state-directed payments in Medicaid managed care at or below Medicare payment rates. Collectively, these changes may have material adverse effects on our business, results of operations, financial condition, cash flows, reputation or stock price by impacting the availability of federal and state funding for PACE and creating potential barriers for the continued Medicaid eligibility of the populations we serve. We are actively monitoring the implications of these changes across our lines of business.
CMS also routinely changes risk adjustment methodologies, which are central to payment under the PACE program in which we participate. The monetary values associated with diseases and participants that we manage in our population are subject to change by CMS. Such changes could have a material adverse effect on our financial condition. See Item 1A. Risk Factors, “Risks Related to Our Business — Our records and other information and materials submitted to government payors may contain inaccurate or unsupportable information applicable to participants’ risk scores, which could cause us to overstate or understate our revenue and subject us to payment obligations or penalties.”

Other Regulations
Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from medical services. Federal Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including our participant centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.
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
Clinical laboratories may be subject to oversight by CMS and state regulators, including the Eliminating Kickbacks in Recovery Act of 2018. If our laboratories or laboratories with which we partner with are not in compliance with the applicable CMS or state laws or regulations, they could be subject to enforcement action, which could negatively affect our business.
Competition
The U.S. healthcare industry is highly competitive. We compete directly with national, regional and local providers of healthcare for participants and clinical providers. We also compete with payors, accountable care organization (ACO) models, and other alternate managed care programs for participants. Of these providers, there are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Given the regulatory environment, there may be high barriers to entry for PACE providers; however, since there are relatively modest capital expenditures required for providing healthcare services, there are less substantial financial barriers to entry in the healthcare industry generally. Other companies could enter the healthcare industry in the future and divert some or all of our business. Our principal competitors for dual-eligible seniors vary considerably in type and identity by market. Our growth strategy and our business could be adversely affected if we are not able to compete efficiently, including penetrating existing markets or new markets, recruit and retain qualified physicians or if we experience significant participant attrition to our competitors. See Item 1A. Risk Factors—“Risks Related to Our Business—The healthcare industry is highly competitive and, if we are not able to compete effectively, our business could be harmed.”
We believe the principal competitive factors for serving adults dually-eligible for Medicare and Medicaid and who meet nursing home eligibility criteria include: participant experience, quality of care, health outcomes, total cost of care, brand identity and trust in that brand.
Seasonality
Our business experiences some variability depending upon the time of year. Medical costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, COVID-19 virus and respiratory syncytial virus, are far more prevalent during colder months of the year, which results in an increase in medical expenses during these time periods. We therefore see higher levels of per-participant medical costs in our second and third fiscal quarters. Medical costs also depend upon the number of business days in a period, with shorter periods generally having lower medical costs, all else being equal. There is also increased variability of participant enrollment during the open enrollment period, which occurs during our third fiscal quarter.

In addition, the risk score reconciliation payments we receive for each participant are determined by a participant’s RAF score, which is calculated twice per year and is based on the evolving acuity and chronic conditions of a participant. We estimate and accrue for the expected risk adjustment reconciliation payments of our participants. Though no assurances can be made in the future, we have historically used our best estimate for accruing for this payment. We received net positive risk adjustment reconciliation payments during the fiscal years ended June 30, 2026 and 2025. Historically, these risk adjustment reconciliation payments typically occur between June and July, but the timing of these payments is determined by CMS, and we have neither visibility nor control over the timing of such payments.
Human Capital Resources
As of June 30, 2026, we had approximately 2,500 employees, including over 1,600 clinical professionals (excluding contract labor).
Our people are our product at InnovAge, and their commitment to our participants propels our mission of enabling seniors to age at home, with dignity, for as long as is safely possible. We believe that our employees are drawn to this mission and our values, which is why our voluntary retention rate was 70% in fiscal year 2026. Additionally, in our most recent employee engagement survey conducted in January 2026, 82% of our employees indicated that they are proud to work at InnovAge.
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
Training and Development
We aim to provide our employees opportunities to grow and advance in their careers at InnovAge with learning and development programs. Each year we conduct soft skills training for managers and supervisors, the content of which is informed by gap assessment surveys. A monthly training series for front-line leaders enables them to develop their management skills. Our clinical leaders meet monthly on a variety of topics including evolving clinical tools to better deliver excellence in clinical care.
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

Item 1A.    Risk Factors
Our business, results of operations, and financial condition are subject to numerous risks and uncertainties. You should carefully consider the following risk factors before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. You should read these risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Part II, Item 8 of this Annual Report.
Summary of Risk Factors
There are a number of risks related to our business, regulation, our indebtedness and our common stock that you should consider. Some of the principal risks related to our business include the following:
•Our growth strategy may not prove viable. Our ability to grow depends upon a number of factors, including recruiting and retaining participants, finding suitable geographies for new centers, the adoption of government actions which may preclude us from acquiring or opening new centers in certain jurisdictions, the outcome of our organizational and enterprise efficiency initiatives, entering into government payor arrangements in new jurisdictions, results of audits and investigations, ensuring compliance with regulatory and contractual requirements, identifying appropriate locations for new and existing centers, and hiring members of our IDTs and other employees.
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
•Our overall business results have been, and we expect will continue, to be impacted by ongoing macroeconomic, geopolitical and industry-related challenges. Macroeconomic and industry challenges, including labor shortages, labor competition, high inflation, and supply chain disruptions as a result of tariffs and trade disputes, have impacted and we expect will continue to impact our business operations. The healthcare sector continues to experience workforce shortages, particularly in geriatrics, primary care and direct care roles, as well as a complex set of challenges in hiring additional professionals due to higher demand for healthcare services, the pipeline of qualified professionals, and with respect to direct care roles, changes in federal immigration policy and enforcement.
•Under PACE contracts, we assume all of the risk that the cost of providing services will exceed our compensation. Most of our revenue was derived from capitation agreements with government payors in which we receive fixed per member, per month (“PMPM”) fees. To the extent that our participants require more care than anticipated and/or the cost of care increases, aggregate fixed capitation payments may be insufficient to cover the costs and could have a material adverse effect on our business.
•Our dependence on Medicare and Medicaid exposes us to risks from government funding reductions, legislative changes, including the Reconciliation Act, and federal and state budgetary pressures. A majority of our capitation revenue is derived from a limited number of government payors, particularly Medicare and Medicaid, concentrated in Colorado and California. Federal cost-cutting measures could significantly decrease healthcare-related federal funding and modify our compliance landscape. The Reconciliation Act mandates significant reductions in federal Medicaid spending and other significant changes. These federal changes, combined with restrictions on state provider taxes, create budgetary pressures that may lead to reductions in optional Medicaid benefits, workforce shortages at government oversight entities, and downward pressure on our capitated fee payments, adversely affecting our operating results and limiting our expansion.

•Reductions in PACE reimbursement rates, changes in risk adjustment methodologies or changes in the rules governing PACE programs could have a material adverse effect on our financial condition and results of operations. We receive nearly all of our revenue through the PACE program. As a result, our operations are dependent on government funding levels for PACE programs. Any changes that limit or reduce general PACE rates could have a material adverse effect on our business.
•We have experienced and expect to continue experiencing increased costs and expenditures in the future. In fiscal year 2026, we continued several initiatives intended to lower our costs and expect to continue making investments in growing our business, including through the implementation of Company-wide transformation initiatives. If we are not able to execute or realize the benefits of our transformation initiatives, our profitability could decline.
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
•We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly and could materially harm our business. From time to time, we are party to lawsuits and legal proceedings from various parties. These matters are often expensive and disruptive to our business operations. These matters could result in significant cash settlements, and the time necessary to litigate could harm our business, financial condition, and results of operations.
•Our records and other information and materials submitted to government payors may contain inaccurate or unsupportable information applicable to participants’ risk scores, which could subject us to repayment obligations or penalties. CMS may audit risk adjustment-related data. Erroneous data submissions could result in inaccurate revenue and risk-adjusted payments. Correction or risk adjustment reconciliations in later periods could require us to refund a portion of the revenue that we received, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
•Ignite Aggregator LP (an investment vehicle owned by certain funds advised by Apax Partners LLP) and funds affiliated with Welsh, Carson, Anderson & Stowe (together, our “Principal Shareholders”) control us. Our Principal Shareholders beneficially own approximately 82% of our common stock, which means that together they control the vote of all matters submitted to a vote of our shareholders, including the election of members of the Board of Directors of the Company (the “Board”) and all other corporate decisions. For such period of time as our Principal Shareholders beneficially own a majority of the voting power, they will have significant influence.
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
Our ability to grow depends upon a number of factors, including recruiting and retaining participants at new and existing centers, finding suitable geographies that have aging populations and viable rate structures, the adoption of government actions which may preclude us from acquiring or opening new centers in certain jurisdictions, the outcome of our organizational and enterprise efficiency initiatives, entering into government payor arrangements in new jurisdictions, results of audits, investigations and ongoing or new remediation efforts, ensuring compliance with regulatory and contractual requirements, identifying appropriate locations for new and existing centers, completing build-outs of new centers within proposed timelines and budgets and hiring members of our IDTs and other employees.
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
•implementation of our continuing clinical and operational value initiatives may be more expensive than anticipated and we may fail to realize the anticipated benefits thereof within the expected timeline, or at all;
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
•we may have difficulty identifying appropriate acquisition targets, be precluded from acquiring targets as a result of audits or sanctions or due to other legal restrictions (e.g. federal or state antitrust laws), may fail to satisfy closing conditions or make investments in acquisitions that we are unable to effectively integrate, involve associated risks or liabilities that we are unable to uncover in advance, or that require greater resources than anticipated and that could include deficient quality of service; and
•we may be subject to sanctions as a result of audits and other regulatory processes and proceedings that could include temporary or permanent suspension of enrollments, debarment or exclusion from participation in federal healthcare programs, and the revocation of a center’s license and suspension or revocation of required attestations to open de novo centers, which may in turn result in participant attrition and preclude us from opening de novo centers and conducting tuck-in acquisitions. As previously disclosed, the California Department of Health Care Services (“DHCS”), suspended the state-required attestations for a planned de novo center in Downey and for the de novo center we acquired in Bakersfield, California in 2023. While we have withdrawn our PACE application for the Downey center, there is no guarantee that the attestation for Bakersfield will be reinstated or that similar situations will not occur in the future.
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
An element of our growth strategy is to identify, pursue and successfully complete and integrate tuck-in acquisitions, joint ventures and other strategic partnerships to expand our operations and support our growth. Most recently, we entered into a joint venture with Orlando Health with respect to the InnovAge Florida PACE - Orlando (“InnovAge Orlando”) center in Florida and with Tampa General Hospital with respect to the InnovAge Florida PACE - Tampa center in Florida. We intend to continue pursuing relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies.
However, acquisitions, joint ventures and other strategic partnerships, involve numerous risks, including potential failure to consummate negotiated transactions, difficulties in successfully integrating operations and personnel, navigating the necessary regulatory approval requirements, including compliance with federal Anti-Kickback Statute regulatory safe harbors applicable to such transactions, time constraints and competing interests of management while overseeing such transactions, and disruption to our existing operations, operational and compliance challenges in entering new markets in which we have no or limited direct prior experience, and difficulties in achieving desired synergies.
In addition, we incur costs associated with potential acquisitions that we pursue and are not consummated, such as litigation or other dispute resolutions expenses associated with termination of transaction agreements. We also may need to deploy resources to ensure target and acquired PACE centers are operating in compliance with regulatory and contractual requirements, as well as any corrective action plans. Any failure to select suitable opportunities at fair prices, conduct appropriate due diligence, acquire, and successfully integrate the acquired center into our operations, particularly centers operating in new geographic markets, could materially and adversely impact our growth strategies, financial condition or results of operations.
Further, laws governing the review and approval of healthcare transactions could limit our ability to successfully complete acquisitions. Several states, including California, New Mexico, and Colorado have adopted laws focused on competition, quality, access, and cost that either authorize state agencies to review and approve certain healthcare transactions, or require notice prior to certain healthcare transactions, such as in California (requiring notice to the Office of Health Care Affordability with certain transactions referred to their attorney general for further review) or in New Mexico (requiring approval for certain transactions involving acquisitions and other changes in control, including formation of a partnership or joint venture that results in an indirect change in control). Many other states, including Pennsylvania have been considering similar legislation. Moreover, state attorneys general, including in California, hold approval authority with respect to certain other healthcare transactions.
These notices and approvals typically require a substantial amount of information, including supporting documentation. While certain of these proposed bills and codified restrictions target physician and dental practice management, they reflect a broader trend of increased regulatory scrutiny of healthcare transactions, which could negatively affect our ability to grow our business and our ability to successfully complete future transactions.
Beyond state laws requiring regulatory notice or review of transactions, other state laws or policies may constrain our ability to successfully complete acquisitions, joint ventures and other strategic partnerships. For example, effective November 20, 2025, California adopted a two-year pause to the PACE application process, expiring on November 19, 2027. During the application pause period, California will not accept applications for new PACE organizations and existing PACE organization service area expansions. The application pause will constrain our ability to open new PACE centers and expand the reach of our existing PACE centers in California, limiting our ability to grow our business in the state. While the application pause is set to expire in November 2027, it is possible that California will extend the application pause beyond that period.
These proposed transactions may also have material impacts on our operating results if we significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment, dilute our current shareholders’ percentage ownership by issuing common stock to a transaction counterparty, or incur asset write-offs, restructuring costs and other expenses associated with such transactions. Acquisitions, joint ventures and strategic investments also involve numerous other risks, including potential exposure to assumed liabilities, as well as undetected internal control, regulatory or other issues, or unanticipated additional costs.
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
Additionally, participant enrollment for PACE is ongoing each month and requires states to verify eligibility, a process which can result in delays in enrollment. We have experienced, and continue to experience, an increase in gaps of eligibility for both new enrollments and Medicaid redetermination applications due to processing delays and other enrollment and redetermination procedures that vary by State and county. While participants continue to receive care and remain enrolled with us during the redetermination process, the effect of such delays temporarily halts Medicaid revenue related to any closed application and simultaneously increases our risk of revenue recovery. The Reconciliation Act, signed into law on July 4, 2025, generally requires redetermination to occur at least every 6 months instead of annually. As a result, enrollment delays may increase due to insufficient staffing to handle the higher volume of work.
Our overall business results have been, and we expect will continue to be, impacted by ongoing macroeconomic, geopolitical and industry-related challenges, including labor shortages, labor competition, inflation, and supply chain disruption as a result of tariffs and trade disputes.
Macroeconomic and industry challenges, including labor shortages, labor competition, high inflation, and supply chain disruptions as a result of tariffs and trade disputes have impacted and we expect will continue to impact our business operations and our overall business results. The healthcare sector continues to experience workforce shortages, particularly in geriatrics, primary care and direct care roles, as well as a complex set of challenges in hiring additional professionals due to higher demand for healthcare services and the pipeline of qualified professionals, and with respect to direct care roles, changes in federal immigration policy and enforcement. We compete with other healthcare providers, primarily hospitals, other PACE organizations, skilled nursing facilities, Medicare Advantage plans, and other risk-bearing primary care, and other home health care providers in attracting, recruiting and retaining physicians, nurses, medical staff and other qualified management and support personnel to support our centers and their daily operations.
Furthermore, high inflation has increased the cost of living, and consequently, wage pressure for healthcare professionals, which has contributed to an increasingly competitive labor market. Increased wage pressure for healthcare professionals has also been impacted by certain laws and regulations, such as the adoption of California Senate Bill No. 525 (“SB 525”), which raised minimum wage for many California healthcare workers and impacted many of our contractors and other third-party providers. As a result of competition generated by SB 525 and other California market conditions, we have received rate increases from third party vendors, including those providing home health services and care partner services, increasing our cost of care in California in fiscal year 2026. We also increased our wages in fiscal year 2026 for impacted healthcare workers and other comparable market positions in the California market. Because substantially all of our revenue consists of prospective monthly capitated, or fixed, payments per participant, our ability to pass along increased costs is limited. In particular, if labor costs rise at an annual rate greater than the annual increases in our Medicare and Medicaid capitation rates, our results of operations and cash flows will likely be adversely affected.
If labor market conditions disrupt our ability to attract, recruit and retain healthcare professionals, we may not be able to execute our growth plan and grow capacity in our existing centers or open de novo centers or we may have to do so at costs higher than originally budgeted, which, in turn, could increase our capital needs during a time of elevated interest rates and when conditions in the credit and capital markets are volatile. Cost of care and related cost per participant increased for fiscal year 2026 compared to 2025, partially as a result of higher wage rates. In addition, labor relations matters could have a material adverse effect on our business. Certain nurses in our Pennsylvania centers (less than 1% of our total workforce) are represented by unions. If additional employees seek to unionize in the future, employees may threaten and/or engage in work stoppages and strikes and our labor costs may materially increase.

We rely on both domestic and international suppliers for medical equipment and supplies, including pharmaceuticals used in our business. Recent U.S. tariffs, retaliatory measures by other countries, significant uncertainty surrounding trade tensions and military conflicts, in particular the conflict in the Middle East, may result in higher prices for medical and other supplies and lead to supply chain disruptions and additional costs. Factors arising from supply chain challenges such as raw material shortages, longer lead times, and increased transportation expenses may affect our ability to grow our business effectively and may pose risks to our ability to acquire essential medical supplies in a timely and efficient manner. The degree to which tariffs and the conflict in the Middle East may affect the global supply chain and our business will depend on the timing, duration and magnitude of these events, which may change at any time and with little or no prior notice.
Additionally, the healthcare industry is subject to shifting political priorities and initiatives. As our stakeholders have evolving, varied, and sometimes conflicting expectations regarding political positions, we may experience adverse reactions from some of our stakeholders for positions we take on, and advocacy for, Medicare and Medicaid funding and program design in the future.
Governmental payors at the federal, state and local levels continue to face structural budget deficits and fiscal pressures driven by rising operational outlays, healthcare program expansions, and shifting revenue collections. These ongoing budget constraints have decreased, and may continue to decrease, spending or reimbursement rates for health and human service programs, including Medicare, Medicaid, PACE and similar programs. Because these programs represent nearly all of the payor sources for our centers, any prolonged funding reductions may have a material effect on our results of operations and financial condition. While macroeconomic and industry conditions, including labor shortages and inflation, have increased our cost of care to date, we believe that these conditions have not had a material effect on our overall operating results to date; however, there can be no assurance that continued challenges will not have an adverse impact on our operating results and financial condition in the future.
Under our PACE contracts, we assume all of the risk that the cost of providing services will exceed our compensation.
Nearly all of our revenue for the years ended June 30, 2026 and 2025, was derived from capitation agreements with government payors in which we receive fixed PMPM fees. While there are variations specific to each agreement, we generally contract with government payors to receive a fixed PMPM fee to provide or manage all healthcare services a participant may require while assuming financial responsibility for the totality of our participants’ healthcare expenses. This type of contract is often referred to as an “at-risk” or a “capitation” contract.
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
Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that have caused and may continue to cause medical expenses to exceed estimates include:
•the health status of participants requiring higher levels of care, such as nursing home care, or higher incidents of hospitalization;
•higher than expected utilization of new or existing healthcare services;
•more frequent catastrophic medical cases (e.g. transplants);
•an increase in the cost of healthcare services and supplies, whether as a result of inflation, wage increases, pandemics or epidemics, other health emergencies, or otherwise;

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
•the occurrence of catastrophes; and
•the reduction of government payor payments.
We have experienced, and expect to continue experiencing, increased costs and expenditures in the future.
In fiscal year 2026, while we continued several initiatives intended to lower certain of our costs, we also continued to make significant investments in growing and transforming our business, including through the implementation of Company-wide transformation initiatives (focused on managing cost trends, operational excellence and high quality care for participants) increasing our participant base, building capabilities to increase our sophistication as a payor to drive clinical value, expanding our operations through acquisitions, hiring additional employees for growing or new centers, and introducing or improving technology. As a result of these increased expenditures, our profit margins may decrease.
Our operating expenses have increased, and we expect them to continue to increase, over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, reimagine key operational areas through technology, and continue to provide services to an increasing number of participants in furtherance of our clinical and operational value initiatives. As we expect the rate environment for fiscal year 2027 to be more constrained than in recent years, to help manage medical costs and protect our profit margins, we are placing increased reliance on such initiatives, including deployment of artificial intelligence (“AI”) enabled scheduling and efforts to reduce unwarranted variation in provider practice patterns. If we are not able to execute or realize the benefits of our clinical and operational value initiatives, or if they otherwise prove insufficient to offset a more constrained rate environment, our profit margins could decrease, our operating loss could increase and we may not gain the anticipated efficiencies from such initiatives.
In addition to the expected costs to grow our business, we also expect to continue to incur compliance costs, as a result of audits and maintaining high quality of care across our centers, as well as additional legal, accounting and other expenses as we continue to operate as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, our profitability could decline. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations.
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
Our dependence on Medicare and Medicaid exposes us to risks from government funding reductions, legislative changes including the Reconciliation Act, and federal and state budgetary pressures.
Our operations are dependent on a limited number of government payors, particularly Medicare and Medicaid, with whom we directly contract to provide services to participants. We generally manage our contracts on a state-by-state basis, entering into a separate contract in each state. When aggregating the revenue associated with Medicare and Medicaid by state, Colorado and California accounted for a total of 70.2% and 70.1% of our capitation revenue for the fiscal years ended June 30, 2026 and 2025, respectively.

Based on our current business structure and market conditions, we expect that the majority of our revenues will continue to be derived from a limited number of key government payors. As a result, we depend on federal funding, the financial condition of the states in which we operate, and each state’s commitment to its PACE program. Government-funded healthcare programs in the states in which we operate face a number of risks, including higher than expected healthcare costs and lack of predictability of tax basis and budget needs. As the states respond to regulatory changes, market dynamics and financial pressures, and as government payors make strategic budgetary decisions in respect of the programs in which they participate, certain government payors, including CMS and state Medicaid agencies, may seek to renegotiate or terminate their agreements with us. Any reduction in the budgetary appropriations for our services, whether due to fiscal constraints from changes in policy, a recession or economic downturn, emergency situations such as pandemics, or otherwise, could result in a reduction in our capitated fee payments, changes to the scope of services, or even the loss of contracts, any of which could negatively impact our revenues, business and prospects.
The Trump Administration has implemented a series of measures to reduce expenditures and streamline operations across the federal government, including at HHS, the FDA, the National Institutes of Health and CMS. Although temporary commission of the Department of Government Efficiency (DOGE) formally concluded in July 2026, its efficiency directives, permanent personnel changes, and ongoing executive actions continue to reduce federal spending related to healthcare. Furthermore, the administration has reshaped the Center for Medicare and Medicaid Innovation (CMMI) to focus on cost reduction strategies and program integrity initiatives, such as the CMS “Comprehensive Regulations to Uncover Suspicious Healthcare” (CRUSH) initiative launched in 2026. These spending cuts, heightened audit environments and shifting reimbursement structures could significantly decrease federal funding related to healthcare, modify our compliance landscape, and create policy changes that could materially and adversely harm our business operations, financial condition, and results of operations.
Further, the Reconciliation Act, made several changes that impact Medicare, Medicaid and PACE providers. The Reconciliation Act mandated significant reductions in federal Medicaid spending, with the Congressional Budget Office estimating a decrease of $1 trillion over the next decade. The Reconciliation Act also introduced new work requirements for Medicaid recipients aged 19 to 64, which are slated for nationwide implementation on January 1, 2027, necessitating at least 80 hours per month of work, education, or volunteer activities, unless they qualify for certain exemptions. The Reconciliation Act also narrowed Medicaid eligibility for qualified immigrants. States will be required to conduct eligibility verifications of Medicaid enrollees in the expansion population every six months (unless otherwise exempt), increasing from the previous annual requirement. These changes may lead to decreased Medicaid enrollment among existing and prospective PACE participants, potentially reducing our funding and decreasing margins. The Reconciliation Act also introduced cost-sharing measures, requiring Medicaid beneficiaries with incomes between 100% and 138% of the federal poverty level to pay up to $35 per service for certain healthcare services. Though the statutory implementation date for these co-pays is deferred until October 1, 2028, states are already structuring their multi-year budgets around these anticipated savings.
As a result of these Reconciliation Act mandates, eligible participants could be deterred from enrolling in or continuing enrollment with PACE programs, possibly impacting our ability to retain or increase our participant base. With the federal funding cuts, and states being prohibited from increasing provider taxes to finance their share of Medicaid spending, states are also facing budgetary pressures. These budgetary pressures may potentially lead to reductions in certain optional Medicaid benefits, reductions in the workforce for the government entities that oversee and administer Medicaid and PACE, causing delays, and downward pressure on rates, including our capitated fee payments. State-level decisions on benefit coverage could adversely affect or limit the comprehensiveness and quality of care we provide. Finally, the new requirements will necessitate adjustments in our administrative processes to ensure compliance with more frequent eligibility verifications and other reporting standards mandated by federal and state regulatory agencies. Failure to adapt promptly could result in regulatory penalties, sanctions, or loss of funding. Until we know the full operational reality of these multi-phase Reconciliation Act rollouts, continuous litigation appeals, and down-stream state budgetary adjustments are finalized, we will not know the extent of any direct or indirect impact on us.
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
See also Item 1A. Risk Factors, “Risks Related to Our Business-We conduct a significant percentage of our operations in the States of California and Colorado and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.”
Reductions in PACE reimbursement rates, changes in risk adjustment methodologies, or changes in the rules governing PACE programs could have a material adverse effect on our financial condition and results of operations.
Nearly all of our revenue is derived through the PACE program. As a result, our operations are highly dependent on federal and state government funding levels and reimbursement methodologies applicable to PACE organizations. Any changes that limit or reduce general PACE funding, such as reductions in or limitations of reimbursement amounts or rates under programs, changes in payment methodologies, reductions in funding of programs or expansion of benefits, services or treatments under programs without adequate funding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The PACE programs and their respective reimbursement methodologies are subject to frequent statutory, regulatory and administrative changes. These changes may include modifications to payment rates, benchmark calculations, risk adjustment methodologies, risk score reconciliations, data submission requirements, administrative guidance, executive orders and government funding restrictions, all of which may materially adversely affect the PACE rates at which we are compensated for our services. Budget pressures can lead federal and state governments to reduce or place limits on reimbursement rates and payment structures under PACE. For example, the budget constraints caused by recent federal funding cuts and impact of the Reconciliation Act may lead federal and state governments to reduce or limit reimbursement amounts or rates under the PACE program. Implementation of these and other types of measures has in the past and could in the future result in reductions in our revenue and operating margins, the extent of which would depend on the specific measures implemented.
Legislation enacted in 2011 requires CMS to sequester or reduce all Medicare payments, including payments to PACE organizations, by two percent per year beginning on April 1, 2013, and this sequestration has been extended through 2032 for Medicare benefit payments. We cannot predict what other deficit reduction, other payment reduction or budget enforcement initiatives may be proposed by Congress, which could impact our business, including whether Congress will attempt to increase, restructure or suspend sequestration.
Each year, CMS establishes the Medicare PACE benchmark payment rates by county for the following calendar year. Because nearly all of our revenue is through the PACE program, any negative changes to the PACE benchmark payment rates could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, CMS has begun a multi-year transition from the legacy PACE-specific 2020 CMS-Hierarchical Condition Category (“CMS-HCC”) (V22) risk adjustment model to the Medicare Advantage 2024 CMS-HCC (V28) risk adjustment model. Effective January 1, 2026, CMS began phasing in the V28 model with full implementation expected in calendar year 2028. The V28 model significantly revises the clinical conditions, coefficients, and hierarchies used to determine participant risk scores and places greater emphasis on coding specificity and diagnosis documentation. As a result, the transition may reduce risk scores for many PACE participants relative to the legacy model and could result in lower Medicare revenue growth than we have historically experienced.
Reductions in reimbursement rates or adverse changes in payment methodologies could have a material, adverse effect on our financial condition and results of operations or even result in rates that are insufficient to cover our operating expenses. For example, our external provider costs are driven by rates set by Medicare and Medicaid, which are outside of our control and may be negotiated in a manner unfavorable to us. Additionally, any delay or default by state governments in funding our capitated payments could materially and adversely affect our business, financial condition and results of operations.
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
Audits have increased and will continue to increase our regulatory compliance costs and have required and may require further change to our business practices, which could negatively impact our participant and revenue growth. Managing audits, even if we achieve favorable outcomes, is costly, time-consuming and diverts management’s attention from our business.
Our centers will continue to be subject to federal and state audits, and there is no guarantee that future audits will not find deficiencies similar to, or different from, the ones found in connection with prior audits. As previously disclosed, we currently continue to fulfill our obligations under a formal corrective action plan issued by DHCS with respect to findings resulting from the medical review of our San Bernardino, California center.
In general, inspections, reviews, audits, requests for information or investigations with adverse findings have resulted in and may further result in:
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
•damage to our reputation;
•the revocation of a center’s license or suspension of state attestations to open de novo centers, such as the case with our Bakersfield, California center; and
•loss of certain rights under, or termination of, our contracts with government payors.
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
We are party to lawsuits and legal proceedings from participants, employees, or other third parties for various actions. These matters are often expensive and disruptive to our business operations. We face and may in the future face allegations, lawsuits, including class actions, and regulatory inquiries, requests for information, audits and investigations regarding care and services provided to participants, the FCA, data privacy, security, labor and employment, securities laws, consumer protection or intellectual property. We also have faced and may in the future face allegations or litigation related to our potential and completed acquisitions and strategic transactions, securities issuances and business practices, including contract claims and public disclosures about our business.

Litigation and regulatory proceedings are protracted and expensive, and the results are difficult to predict. Certain of these matters include claims for substantial or indeterminate amounts of damages and may include claims for injunctive relief. Additionally, our litigation costs are and will continue to be significant. Adverse outcomes with respect to legal proceedings have resulted and may result in significant settlement costs or judgments, penalties, fines and sanctions. For example, as previously disclosed, in fiscal years 2025 and 2026, we entered into settlement agreements to resolve stockholder lawsuits and a breach of contract lawsuit. These proceedings resulted in significant settlement payments and expenses, and associated derivative litigation has resulted in the Company’s agreement to adopt enhanced governance measures.

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

In July 2021, the Company received a civil investigative demand from the Attorney General for the State of Colorado under the Colorado Medicaid False Claims Act. In February 2022, the Company received a civil investigative demand from the Department of Justice (“DOJ”) under the Federal False Claims Act on similar subject matter. As previously disclosed, the Company and the DOJ have been discussing potential resolutions regarding these matters and are currently negotiating settlements, which remain subject to ongoing governmental review and approval. During the third quarter of fiscal 2026, the Company recorded an estimated liability in connection with these matters and, based on its expectations regarding potential resolutions, recorded an incremental estimated liability during the fourth quarter of fiscal 2026. In October 2024, the Company received a civil investigative demand from the DOJ under the Federal False Claims Act on a similar subject matter as the 2022 investigation. The DOJ closed this investigation in the first quarter of fiscal year 2027. See Note 9, “Commitments and Contingencies” to the consolidated financial statements included in Part II of this Annual Report for more information.
During fiscal year 2026, we incurred approximately $57.0 million in litigation costs and settlements, including an approximately $37.0 million accrual as of June 30, 2026, substantially all of which is related to the 2021 and 2022 civil investigative demands described above. Based on the information currently available, we do not believe that a material additional loss in excess of the amount accrued is reasonably possible. However, there can be no assurance that any settlement will be reached with the DOJ, that the terms of any settlement will be consistent with the Company’s current expectations, or that the Company will not incur additional material losses.

The results of regulatory proceedings, investigations, inquiries, litigation, claims, and audits are inherently unpredictable and uncertain and their actual outcome could differ materially from amounts accrued. The outcomes of regulatory proceedings, investigations, inquiries, litigation, claims, and audits could be material to our financial condition and operating results for any particular period, depending in part, upon the operating results of such period. Regardless of the outcome, regulatory proceedings, investigations, inquiries, litigation, claims, and audits have the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.

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

Although we maintain third-party professional liability insurance coverage, certain claims against us may exceed the coverage limits of our insurance policies. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, regardless of merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline.

Our records and other information and materials submitted to government payors may contain inaccurate or unsupportable information applicable to participants’ risk scores, which could cause us to overstate or understate our revenue and subject us to repayment obligations or penalties.

CMS uses the CMS-HCC risk adjustment model to adjust capitation payments for Medicare Advantage organizations and PACE organizations based on enrollee health status. The records that we submit to CMS include data that factor in the risk scores attributable to participants, and these risk scores affect the risk-adjusted capitation payments we receive. The data submitted to CMS include diagnosis data received from providers, and CMS regulations reflect a requirement that PACE organizations, in their submission of risk-adjustment data, are subject to data submission requirements set forth in the regulation applicable to Medicare Advantage organizations (42 C.F.R. § 460.180(b)(3); 42 C.F.R. § 422.310). Any inaccuracies, omissions or other issues relating to the recording or documentation of diagnoses or other information submitted in connection with such data could adversely affect our risk scores and resulting revenue for future periods.
The submission of inaccurate, incomplete or erroneous data could result in inaccurate risk-adjusted payments, which may be subject to correction or risk adjustment reconciliations in later periods. Any such corrected or adjusted information may have an impact on, and be reflected in financial statements for, periods subsequent to the periods for which revenues were originally recorded. In such cases, we could be required to refund a portion of the revenues that we received, whether due to payment adjustments or government enforcement actions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Moreover, if the government determines that we have received overpayments due to inaccurate or unsupportable risk-adjustment data, we could be subject to repayment obligations and penalties. We could be liable to the federal government under the federal False Claims Act (“FCA”), and to state governments under FCA cognates, for overpayments and related liability resulting from any such submissions. FCA liability may include an inflation-adjusted penalty for each violation, plus up to three times the amount of damages sustained by the federal government. For penalties assessed after July 3, 2025, with respect to covered violations occurring after November 2, 2015, the applicable FCA penalty range is $14,308 to $28,619 per violation. Such amounts remain unchanged for 2026. Accordingly, there is a potential for substantial liability in connection with any alleged FCA violations.
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
Our acquisition of certain pharmacy assets and the management of our own pharmacy services exposes us to novel risks.
In January 2025, we completed the acquisition of certain pharmacy assets from TRHC and entered into a management services agreement with TRHC to provide management services to our pharmacy business with an initial term of five years. We had no experience in the pharmacy business prior to this acquisition, and our limited operating history may not be indicative of our ability to manage this business over the longer term. We may encounter significant problems if we fail to anticipate the challenges of providing pharmacy services, if we are unable to reduce our dependence on third-party management services during the initial term, or if pharmaceutical reimbursement rates decline, we may not realize the anticipated long-term cost benefits of operating our own pharmacy subsidiary. Further, in the longer term, we may not be able to realize the cost benefits we expect from operating our own pharmacy subsidiary due to changes in reimbursement or for other reasons. Our pharmacy business also subjects us to additional extensive federal, state, and local regulation governing various aspects of the business, including the distribution and dispensing of drugs; licensure of facilities and professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling consumer disclosures; interactions with prescribing professionals; supply chain security; as well as additional requirements of various governmental authorities, including state boards of pharmacy and the U.S. Consumer Product Safety Commission. The failure to adhere to any of these laws and regulations may expose us to severe civil and criminal penalties.
If we fail to manage our operations effectively, we may be unable to execute our business plan, maintain effective levels of service and participant satisfaction or adequately address competitive challenges.
We have experienced, and may continue to experience, organizational change and growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure continues to become more complex as we grow and expand our operational, financial and management controls, as well as our reporting systems and procedures as a public company. We may require significant capital expenditures and the allocation of valuable management resources to grow and evolve our operational and financial operations. We must ensure our personnel have the necessary licenses and competencies and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and efficient manner. In fiscal year 2026, our participant base grew by 6.3% compared to the prior fiscal year, and we intend to continue focusing on growing our participant base as part of our growth strategy. If we fail to effectively manage our potential growth or fail to ensure that the level of care and services provided by our employees complies with regulatory and contractual requirements and levels of patient service and satisfaction, our brand and reputation, could suffer, adversely affecting our ability to attract and retain participants and employees and could also lead to corrective actions or sanctions.
The healthcare industry is highly competitive and, if we are not able to compete effectively, our business could be harmed.
We compete directly with national, regional and local healthcare providers for participants and clinical providers, including new or growing participants and providers. We also compete directly with payors, such as with Medicare Advantage Special Needs Plans, accountable care organization (ACO) models, and other alternate managed care programs for participants. Some of our competitors may have greater brand recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Further, our current or potential competitors may be acquired by third parties with greater available resources. Competing providers may also offer different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current participants, potential participants and referral sources. Furthermore, to the extent that competitive forces cause our budgeted routine capital expenditures to increase in the future beyond the amounts we set to keep them competitive, our financial condition may be negatively affected. In addition, our contracts with government payors are not exclusive for PACE programs in California, Colorado and Florida and competitors could seek to establish contracts with the state Medicaid agency and CMS to serve PACE eligible participants in several of our service areas. Additionally, as we continue expanding into new geographies, we may encounter competitors with stronger local community relationships or brand recognition, which could give those competitors an advantage in attracting new participants. Individual physicians, physician groups and companies in other healthcare industry segments, some of which have greater financial, marketing and staffing resources, may become competitors in providing healthcare services, and this competition may have a material adverse effect on our business operations and financial position.
Our presence is currently limited to six states, with a significant percentage of our operations in the States of California and Colorado. As a result, we are particularly susceptible to regulatory issues and reduction in budget appropriations for our services or any other adverse developments in that state.
We currently operate in California, Colorado, Florida, New Mexico, Pennsylvania and Virginia. For the year ended June 30, 2026, a majority of our consolidated revenue was driven by our businesses in California and Colorado, with 29% and 42% of our consolidated revenue derived from contracts specifically with government agencies in the States of California and Colorado, respectively. Accordingly, any regulatory issues and developments in these six states, and particularly in Colorado, such as a reduction in Colorado’s budgetary appropriations for our services, whether as a result of fiscal constraints due to changes in policy, recession, emergency situations, such as pandemics,or otherwise, have resulted and could in the future result, in a reduction in our capitated fee payments and possibly the loss of contracts, and materially adversely impact our results. For fiscal year 2027, for Colorado, where we serve the largest cohort of our PACE census, we anticipate a decrease in Medicaid premium rates which will be retroactive for the fiscal year beginning July 1, 2026, which may affect our margins. Further, our concentrated operations limit our ability to mitigate many of the risks described in these risk factors by a diversification of geographic focus.
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
We are highly dependent on information technology networks and systems, including our Electronic Medical Records (“EMR”) system and Epic to securely Process PHI/PII and other sensitive data and information. Security breaches or disruptions of this infrastructure, whether ours or of our third-party service providers, including physical or electronic break-ins, computer viruses, ransomware or other cybersecurity incidents, attacks by hackers and similar breaches, weather-related disruptions, and employee or contractor error, negligence or malfeasance, have occurred in the past, and could in the future, create system disruptions, shutdowns or unauthorized access, acquisition, use, disclosure or modifications of such data or information, and could cause PHI/PII to be accessed, acquired, used, disclosed or modified without authorization, to be made publicly available, or to be further accessed, acquired, used or disclosed.
We use third-party service providers for important aspects of the Processing of employee and participant PHI/PII and other confidential and sensitive data, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI/PII and other sensitive data and information that we and our service providers Process, the security of our technology platform and other aspects of our services are important to our operations and business strategy. We have implemented certain administrative, physical and technological safeguards through our Cybersecurity Program to address these risks; however, such policies and procedures may not address certain HIPAA requirements or address situations that could lead to increased privacy or security risks. However, some PACE organizations that we have acquired in the past or may acquire in the future may not have implemented such safeguards with their third-party service providers, which may expose us to legal claims or proceedings, liability, and penalties. We may be required to expend significant capital and other resources to protect against security breaches, to safeguard the privacy, security, and confidentiality of PHI/PII and other sensitive data and information, to investigate, contain, remediate, and mitigate actual or potential security breaches, or to report security breaches to participants, employees, regulators, media, credit bureaus, and other third parties in accordance with applicable law and to offer complimentary credit monitoring, identity theft protection, and similar services to participants or employees where required by law or otherwise appropriate. Cyber-attacks are becoming more sophisticated including with the use of AI, and frequent, and we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures against them or to prevent future attacks. Smart/handheld devices and the remote work environment further increases these risks. We exercise limited control over our third-party service providers and, in the case of some third-party service providers, may not have evaluated the adequacy of their security measures, which increases our vulnerability to problems with services they provide.

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
If we or our third-party service providers are unable to prevent or mitigate security breaches, security incidents or privacy violations, or if we or our third-party service providers are unable to implement satisfactory remedial measures with respect to known or future security incidents, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of participants, loss of reputation, adverse impacts on participant and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and incidents or inappropriate access to, or acquisition or processing of, PHI/PII or other sensitive data or information can be difficult to detect, and any delay in identifying such breaches or incidents or in providing timely notification of such incidents may lead to increased harm and increased penalties.
While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Our use of AI and machine learning technologies, and the use of such technologies by our third-party vendors, may expose us to operational, competitive, regulatory, legal and reputational risks that could adversely affect our business, financial condition and results of operations.

We use, and expect to increasingly use, AI and machine learning technologies in our business, including in connection with care coordination and participant engagement, clinical documentation support, risk adjustment coding review, and administrative and operational functions, and we plan to further examine, develop and introduce machine learning algorithms, predictive analytics and other AI technologies to identify trends, anomalies and correlations, support decision-making and enhance our operational efficiency. We are placing increased reliance on AI-enabled tools, including AI-driven scheduling and analytics to reduce unwarranted variation in provider practice patterns to help offset a more constrained rate environment in fiscal year 2027. If these tools do not achieve the anticipated cost savings within expected timeframes, experience implementation delays, or require additional investment to deploy effectively across our centers, we may be unable to protect our operating margins in a period of limited rate growth, which could adversely affect our profitability and financial condition.

In addition, certain of our third-party service providers and vendors, including vendors that support our EMR and other information technology systems, utilize AI and machine learning technologies in furnishing products and services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption and, therefore, our business. AI and machine learning models may be flawed, or may produce outputs that are inaccurate, incomplete, unreliable or biased as a result of limitations in the data used to train such models, flaws in model design, or changes in underlying data patterns, and certain AI methodologies may lack transparency or explainability. If AI-supported processes adversely affect our clinical documentation, coding, risk adjustment submissions, care management or other operational or administrative activities, we could experience reduced revenue, increased medical costs, participant harm, regulatory scrutiny, litigation or reputational harm. Because our participants are frail, high-cost seniors, any errors or unintended consequences resulting from our or our vendors’ use of AI could disproportionately affect the individuals we serve and result in significant reputational and legal exposure.

The legal and regulatory framework governing the development and use of AI, including in healthcare, is rapidly evolving and, in many respects, uncertain. Federal agencies, including CMS and HHS, have issued or proposed guidance regarding the governance and permissible uses of AI in federal healthcare programs, and numerous states have enacted or proposed legislation regulating the use of AI in healthcare and other regulated contexts, including requirements relating to transparency, disclosure, bias testing, human oversight and consumer notice. These requirements, and any changes to them, or to their interpretation or enforcement, could restrict our or our vendors’ permissible uses of AI, require us to implement additional governance, validation, documentation or reporting measures, or increase our compliance costs, any of which could adversely affect our business. If our AI governance practices, or those of our third-party vendors, are found to be deficient or non-compliant with applicable laws or regulations, we could be subject to governmental investigations, enforcement actions, sanctions, contractual liability or other adverse consequences.

AI and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies that may be able to develop or deploy such technologies more quickly or effectively than we can, which could place us at a competitive disadvantage. Market acceptance of AI-enabled healthcare tools is also uncertain, and our efforts to develop or adopt such technologies may not succeed or may not be responsive to participant, provider, or regulatory expectations. In addition, the rapid evolution and increased sophistication of AI technologies may intensify cybersecurity and data privacy risks facing our business, including by making cyber-attacks, such as phishing and other social engineering attacks, more sophisticated and difficult to detect, and by introducing new vulnerabilities through our and our third-party vendors’ use of AI tools. See “-Security breaches, loss of data and other disruptions, including disruptions in our disaster recovery systems, have in the past and could in the future compromise sensitive information related to our business or our participants, or prevent us from accessing critical information and expose us to liability, and could adversely affect our business and our reputation” above. Any of the foregoing could adversely affect our business, financial condition and results of operations.

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
In addition, our operational and financial results vary depending upon the time of year in which they are measured. For example, medical costs vary seasonally depending primarily on the weather because certain illnesses, such as the influenza virus, COVID-19 virus and respiratory syncytia virus, are far more prevalent during colder months of the year. Historically, we have seen higher levels of per-participant medical costs in the second and third quarters of our fiscal year.
We lease half of our centers and may experience risks relating to lease termination, lease expense escalators, lease extensions and special charges.
We currently lease 10 of our 20 centers. Our leases have an average original term of ten years, and generally provide for renewal or extension options. However, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. Each of our lease agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. If a lease agreement is terminated or if we are unable to renew or extend any of our leases, we may lose the center subject to that lease agreement. If we are not able to renew or extend our leases at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.
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
Risks Related to Regulation
We operate in a highly regulated environment at the federal and state level, and failure to adhere to the laws and regulations that apply to our business could result in regulatory scrutiny, which have had, and could in the future have, a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
Our operations are subject to extensive federal, state and local government laws and regulations, such as:
•federal Medicare, federal and state Medicaid, and federal and state PACE statutes and regulations, which are continuously changing and evolving;
•the federal Anti-Kickback Statute and applicable state anti-kickback and self-referral laws, which prohibit, among other things, the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback or remuneration, whether in cash or in kind, for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by federal healthcare programs, such as Medicare and Medicaid, or by any payor;
•federal civil false claims laws, including the FCA and associated regulations, which impose civil penalties through governmental, qui tam actions, on individuals or entities for, among other things, knowingly submitting false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a claim paid. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties ranging from $14,308 to $28,619 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•federal false claims laws, which impose criminal penalties on individuals who make or present a false, fictitious, or fraudulent claim to the government that the individual knew was false, fictitious, or fraudulent, and was made with the specific intent to violate the law or with a consciousness of wrongdoing;
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
•federal and state laws regarding the collection, use disclosure and protection of personal identifiable information, or PII, and protected health information, or PHI (e.g., HIPAA and the CCPA);

•federal and state laws regarding the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials, and many other applicable state and federal laws and requirements;
•state and federal statutes and regulations that govern workplace health and safety;
•federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide services to patients, to enroll and to participate in the Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur;
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
In addition to the above, PACE contracts with CMS and state Medicaid agencies also impose complex and extensive requirements upon our operations.
Federal and state manuals, policies, and other guidance may affect our operations.
The various laws, regulations, and agency guidance that apply or relate to our operations are often subject to varying interpretations, and additional laws and regulations potentially affecting healthcare organizations continue to be promulgated and issued. We are subject to federal and state regulations that require PACE organizations to maintain fiscally sound operations, as defined by CMS and applicable state agencies. We periodically submit financial reports to governmental authorities and are subject to routine financial reviews and audits by both CMS and state agencies. For example, federal and state governments evaluate our assets and liabilities, cash flows, and net operating surpluses against specific regulatory requirements. From time to time, federal and state authorities may identify aspects of the finances of our PACE organizations that do not comply with federal or state requirements and may require us to submit clarifications or take action to adjust the capitalization or other financial status of such entities. As state agencies promulgate additional regulations applicable to PACE and issue sub-regulatory guidance, we will have to allocate sufficient resources to ensure compliance with both federal and state regulations.
We endeavor to comply with all legal requirements. We further endeavor to structure our relationships with physicians, providers, and other third parties to comply with state and federal anti-kickback laws and other applicable healthcare laws. We deploy considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, evolving and often subject to varying interpretations, and any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. We may face penalties, including penalties under the FCA, if we fail to report and return government overpayments within 60 days of when any such overpayment is identified and quantified. See Item 1A. Risk Factors, “Risks Related to Our Business--We are subject to legal proceedings, enforcement actions and litigation, malpractice and privacy disputes, which are costly to defend and could materially harm our business and results of operations.” Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid, and other federally funded healthcare programs. Moreover, following amendments to the federal Anti-Kickback Statute under the ACA, claims that are implicated by federal Anti-Kickback Statute violations are also subject to liability under the FCA, including qui tam or whistleblower suits. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.
In addition to the provisions of the FCA, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.
If any of our operations are found to violate these or other laws or regulations, we could suffer severe consequences, including those set forth below, that could have material adverse effects on our business, results of operations, financial condition, cash flows, reputation or stock price:

•suspension, termination or exclusion of our participation in government payment programs;
•loss of applicable licenses, certifications or other government approvals;
•recoupment of prior Medicare or Medicaid payments or withholding of future payments;
•termination of federal and state PACE contracts;
•refunds of amounts received in violation of law or applicable payment program requirements subject to applicable statute of limitation periods;
•criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the Anti-Kickback Statute, Civil Monetary Penalties Statute and FCA, or other failures to meet regulatory requirements;
•enforcement actions by governmental agencies or private claims for monetary damages or otherwise, in connection with any data breach or impermissible use or disclosure of PHI, PII or other personal data in violation of applicable laws;
•mandated changes to our practices or procedures that could significantly increase operating expenses;
•imposition of, and compliance with, corporate integrity agreements, monitoring agreements or corrective action plans that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices;
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
We are, from time to time, and may in the future continue to be, a party to various lawsuits, demands, claims, governmental investigations, audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law), and other legal matters. Responding to subpoenas, requests for information, investigations and other lawsuits, claims, and legal proceedings as well as defending ourselves in such matters has required management’s attention and caused us to incur significant legal expense. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government. The results of any such lawsuits cannot be predicted. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. DOJ to investigate such allegations, and because qui tam suits are filed under seal, we could be subject to suits of which we are not aware or have been ordered by the presiding court not to discuss or disclose.
We, the healthcare professionals we employ, and the centers in which we operate, are subject to various federal, state and local licensing, certification and other laws and regulations, relating to, among other things, the quality of medical care, equipment, privacy of health information, physician relationships, telehealth, personnel and operating policies and procedures. Failure to comply with these licensing and certification laws, regulations and standards could result in cessation of our services, recoupment of prior payments by government payors, corrective action plans, the suspension of participant enrollment or requirements to make significant changes to our operations and can give rise to civil or, in certain cases, criminal penalties. While we endeavor to comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, the laws and regulations in these areas are complex, evolving and often subject to varying interpretations. Any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows, and reputation.
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

Since nearly all of our revenue is derived from government payors, we are continually subject to regulatory changes. Federal and state legislators routinely introduce and consider proposed legislation that would impact Medicare, Medicaid, and PACE funding and operations, and state and federal agencies also consider and implement regulations and guidance that impact our business. Similarly, changes in private payor reimbursement policies or applicable legal requirements could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition and result of operations. We cannot predict with certainty the impact that any particular federal and state healthcare legislation or regulation will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced payment rates, any of which could adversely affect our business, financial condition, and results of operations.
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
Some of the states in which we currently operate, as well as states in which we may operate in the future, have laws that prohibit business entities, such as us, from practicing medicine, employing physicians or other clinicians to practice medicine, exercising control over medical decisions by physicians or other clinicians or engaging in certain arrangements, such as fee-splitting, with physicians or other clinicians (such activities generally referred to as the “corporate practice of medicine”). In some states, these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. For example, in Pennsylvania, the statutes that pertain to the employment of healthcare practitioners by healthcare centers do not explicitly include a PACE organization in the list of healthcare centers by which a healthcare practitioner may be employed. In California, legislation enacted in 2025 seeks to strengthen oversight and enforcement of the corporate practice of medicine doctrine. State laws are complex, evolving, and often subject to varying interpretations.
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
Numerous state and federal laws and regulations, govern the collection, dissemination, use, disclosure, destruction, retention, privacy, confidentiality, security, availability, integrity and other processing of PHI/PII. These laws and regulations include HIPAA. HIPAA is a federal law that establishes a set of privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, which includes the Company, and the business associates with whom such covered entities contract for services. A business associate is any person or entity (other than members of a covered entity’s workforce) that performs a service for or on behalf of a covered entity involving the use or disclosure of PHI. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.
HIPAA imposes mandatory penalties for certain violations. Under a notice of enforcement discretion issued by HHS in 2019 and annually adjusted by the HHS, penalties for violations of HIPAA and its implementing regulations start at $145 (adjusted for inflation) per violation and are not to exceed approximately $73,011 (adjusted for inflation) per violation, subject to a cap of approximately $2.2 million (adjusted for inflation) for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty fine paid by the violator; however, as of 2026, HHS has not adopted a methodology for harmed individuals to recover such amounts.
HIPAA further requires that individuals be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that, for breaches affecting 500 individuals or more, such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach,” and HHS will automatically investigate the breach and post the name of the covered entity on its public breach portal. If a breach involves fewer than 500 people, the covered entity must record it in an annual notification to HHS. Breaches affecting more than 500 residents in the same state or jurisdiction must also be reported to the local media.
In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of individually identifiable information. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. It is possible that Congress could pursue a federal privacy bill to harmonize privacy regimes across states, but currently, state laws and regulations can be complex, in conflict with one another, and subject to in some cases ambiguous or unclear drafting, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. For example, the CCPA provides certain exceptions for PHI, but is still applicable to certain PII we process in the ordinary course of our business. The effects of the CCPA are wide-ranging and afford consumers certain rights with respect to PII, including a private right of action for data breaches involving certain personal information of California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and by establishing a new regulatory agency to implement and enforce the law. Other states have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of this state legislation on our business as additional information and guidance becomes available. As new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to implement required changes in a timely manner could subject us to liability for non-compliance. Consumers may also be afforded a private right of action for certain violations of privacy laws. This complex, dynamic legal landscape regarding privacy, data protection, and information security requires deployment of significant compliance resources, potentially restricts our ability to process, use or disclose data and may expose us to additional expense, adverse publicity, and liability. We cannot guarantee that our data privacy and security measures both internally and with our third parties will be adequate, and we may be subject to cybersecurity, ransomware or other security incidents, especially as the rapid evolution of AI leads to more complex and sophisticated attacks. Further, it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of our third-party service providers. If we or these third parties are found to have violated such laws, rules or regulations, it could result in regulatory investigations, litigation awards or settlements, government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.
We also publish statements to our participants that describe how we handle and protect PHI. If federal or state regulatory authorities, such as the FTC or state attorneys general, or private litigants consider any portion of these statements to be untrue, we may be subject to claims or enforcement actions alleging deceptive or unfair practices. Any such claims or actions could result in significant liabilities and consequences, including costs of responding to investigations, defending against litigation, settling claims complying with regulatory or court orders, modifying our business practices, and where authorized by applicable law, paying civil penalties or other monetary relief. The FTC has used its authority under Section 5(a) of the Federal Trade Commission Act (the “FTC Act”), which prohibits unfair or deceptive acts or practices in or affecting commerce, to challenge companies’ privacy and data security practices, including alleged failures to provide a level of security commensurate with promises made to individuals about the security of their personal information. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information may be considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC expects that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; a failure to honor promises, including within statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. Additionally, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement and could result in civil penalties or enforcement actions. Any of the foregoing consequences could seriously harm our business and our financial results.
Risks Related to Our Indebtedness and Liquidity
Our existing indebtedness could adversely affect our business.
As of June 30, 2026, we had total outstanding debt of $48.8 million principal amount under the Term Loan A Facility (as defined in Note 7, “Long-term Debt” to the consolidated financial statements in this Annual Report). Our indebtedness requires us to use cash flows for purposes of satisfying our debt obligations. If we cannot generate sufficient cash flow to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, or on terms satisfactory to us or at all.
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
Our quarterly and annual operating results have fluctuated and may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may be driven by a variety of factors, many of which are outside of our control, including, but not limited to:

•our ability to execute our growth strategy, including our ability to increase the number of participants, identify and successfully complete acquisitions and expand via de novo centers within existing and new markets;
•our inability to control expenses and increases to the cost of care, including as a result of the composition of our participant pool, macroeconomic and geopolitical factors and health emergencies;
•the results of current and future, routine and non-routine inspections, reviews, audits and investigations under federal and state government programs and contracts, and any resulting sanctions or remediation efforts as a result of such government actions;
•legal proceedings, enforcement actions and litigation, malpractice and privacy disputes to which we are currently and may in the future be party to; and
•legislative and regulatory changes and federal and state budgetary pressures.
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
Our stock price is volatile.
The price of our common stock has significantly fluctuated since our IPO. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, geopolitical or market conditions, could continue to subject the market price of our shares to wide price fluctuations regardless of our operating performance. Because we do not anticipate paying any regular cash dividends on our common stock for the foreseeable future, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which due to historic fluctuation may not occur. The trading price of our shares fluctuates in response to various factors, including:
•macroeconomic and geopolitical conditions, including high inflation, elevated interest rates, trade wars, weather and public health events;
•legislative and regulatory changes and federal and state budgetary pressures, and other political developments;
•market conditions in our industry or the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new services by us or our competitors;
•issuance of new or changed securities analysts’ reports, research or recommendations;
•sales, or anticipated sales, of large blocks of our stock;
•additions or departures of key personnel;
•developments and results of audits, sanctions, investigations and litigation;
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
Our Principal Shareholders own approximately 82% of our common stock, which means that they control the vote of all matters submitted to a vote of our shareholders, which enables them to control the election of the members of the Board and all other corporate decisions. This concentration of ownership may delay, deter or prevent acts that would be favored by our other shareholders. The interests of the Principal Shareholders may not always coincide with our interests or the interests of our other shareholders. Even when the Principal Shareholders cease to own shares of our common stock representing a majority of the total voting power, for so long as the Principal Shareholders continue to own a significant percentage of our common stock, the Principal Shareholders will still be able to significantly influence the composition of our Board and the approval of actions requiring shareholder approval. Accordingly, for such period of time, the Principal Shareholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amend our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the Principal Shareholders continue to own a significant percentage of our common stock, the Principal Shareholders will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock. In addition, this concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant shareholders.
Additionally, we are party to a Director Nomination Agreement with the Principal Shareholders that provides the Principal Shareholders the right to designate: (i) all of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own at least 40% of the Original Amount (as defined therein); (ii) 40% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 40% but at least 30% of the Original Amount; (iii) 30% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 30% but at least 20% of the Original Amount; (iv) 20% of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own less than 20% but at least 10% of the Original Amount; and (v) one of the nominees for election to our Board for so long as the Principal Shareholders collectively beneficially own at least 5% of the Original Amount. If TCO Group Holdings, L.P., the investment vehicle through which the Principal Shareholders hold their investment, is dissolved, then each of the Principal Shareholders will be permitted to nominate (i) up to three directors so long as it owns at least 25% of the Original Amount, (ii) up to two directors so long as it owns at least 15% of the Original Amount and (iii) one director so long as it owns at least 5% of the Original Amount. The Principal Shareholders may also assign such right to their affiliates. The Director Nomination Agreement also provides for certain consent rights for each of the Principal Shareholders so long as such shareholder owns at least 5% of the Original Amount, including for any changes to the size of our Board.
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
We qualify as a “smaller reporting company” and we have elected to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.
We are a “smaller reporting company” as defined by the Exchange Act. For as long as we continue to qualify as a smaller reporting company, we are eligible for certain exemptions from various public company reporting requirements, including (i)reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and (ii) being required to present only two years of audited financial statements in our Annual Reports on Form 10-K. We no longer qualify as an “emerging growth company” and, as a result, are no longer eligible for the exemptions previously available to us as an emerging growth company, including the exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and the extended transition period for complying with new or revised accounting standards.
We expect to continue to qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of December 31 in any given year, which would allow us to continue taking advantage of certain of these exemptions.
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
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly since we no longer qualify as an “emerging growth company.”
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations creates legal and financial compliance costs, makes some activities more difficult, time-consuming and costly and increases demand on our systems and resources, particularly now that we no longer qualify as an “emerging growth company” and are subject to additional requirements, including compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we or our auditors may conclude that we do not have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. The existence of any material weaknesses or significant deficiency in internal controls over financial reporting would require management to devote significant time and incur significant expenses to remediate any such issue. The existence of any material weaknesses or significant deficiency could cause us to reissue our financial statements, fail to meet reporting deadlines or undermine shareholders’ confidence in our reported financial statements, any of which could materially and adversely impact our stock price.
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
In addition to the Principal Shareholders’ beneficial ownership of a combined 82% of our common stock, our Director Nomination Agreement, certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board or the Principal Shareholders, even if doing so might be beneficial to our shareholders. Among other things, these provisions:
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
We are party to a registration rights agreement with TCO Group Holdings, L.P., the investment vehicle through which the Principal Shareholders hold their investment, which requires us to effect the registration of the Principal Shareholders’ shares in certain circumstances. We have filed a registration statement on Form S-3 covering the resale of shares of our common stock held by TCO Group Holdings, L.P. The Principal Shareholders are also entitled to participate in certain of our registered offerings, subject to the restrictions in the registration rights agreement. The filing of the registration statement on Form S-3 and these registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading.
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
During the fiscal year ended June 30, 2026, we did not identify risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business, operations, and reputation. See “Security breaches, loss of data and other disruptions have in the past and could in the future compromise sensitive information related to our business or our participants, or prevent us from accessing critical information and expose us to liability, and could adversely affect our business and our reputation” in Item 1A “Risk Factors” in this Annual Report.
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
We have an Information Security Team to strengthen our cybersecurity risk management activities across the Company, with its members having experience in public and private companies within the healthcare industry, as well as various cybersecurity certifications. The Information Security Team reports to our CISO who works in collaboration with our CIO, Chief Compliance Officer and General Counsel. The Information Security Team is responsible for the oversight and operation of our Program, and the management of our security standards and operating procedures.
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
Item 2.    PROPERTIES
As of June 30, 2026, we operated an aggregate of 20 PACE centers, of which ten were owned and ten were leased, representing approximately 410,000 and 240,000 gross square feet, respectively. Our centers are located in 14 markets and six states.
Our principal executive offices are located in Denver, Colorado, where we own facilities totaling approximately 290,000 square feet across the state. We occupy a 69,000 square foot facility for administration, sales and marketing, technology and development and professional services in Denver, Colorado. We also own and lease properties for operational PACE centers in Denver, Colorado; Loveland, Colorado; Pueblo, Colorado; Albuquerque, New Mexico; Los Angeles, California; Sacramento, California; San Bernardino, California; Philadelphia, Pennsylvania; Charlottesville, Virginia; Newport News, Virginia; Richmond, Virginia; Roanoke, Virginia; Orlando, Florida; and Tampa, Florida. We also lease properties for PACE centers that are not operational. We do not have any PACE centers or properties located outside of the United States.
Our leases have an average original term of ten years, and generally provide for renewal or extension options. Our lease obligations often include annual fixed rent escalators ranging between 2.0% and 3.0%. Generally, our leases are “modified gross” leases, which require us to pay the cost of insurance, taxes, maintenance and utilities, but not for costs related to the structure of the building. We generally cannot cancel these leases at our option.
We believe that our facilities and centers are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
Item 3.    LEGAL PROCEEDINGS
From time to time, we may be involved in various legal proceedings and be subject to claims.
For information regarding our material pending legal proceedings, refer to Note 9 “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report for more information.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Securities Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “INNV.”
Holders of Record
As of September 1, 2026, there were approximately nine stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by banks, brokers and other financial institutions. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended June 30, 2026.
Issuer Purchases of Equity Securities
None.
Item 6.    [Reserved]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Our historical results are not necessarily indicative of the results that may occur in the future and actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in the sections entitled “Risk Factors” and “Cautionary Note About Forward-Looking Statements” included in this Annual Report.
Overview
General
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. The Company served approximately 8,230 PACE participants as of June 30, 2026, making it the largest PACE provider in the U.S. based upon participants served, and operates 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
At the beginning of fiscal year 2027, to increase operational efficiency, we began the process of converting two legacy PACE centers to alternate care setting (“ACS”) centers in Pennsylvania. Once the process is complete, which we expect to be during the second fiscal quarter, these ACS centers will provide our participants with flexibility to participate in activities and receive certain services.
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
We are the leading healthcare delivery platform by number of participants focused on providing all-inclusive, capitated care to high-cost, dual-eligible seniors. Our programs are designed to directly address two of the most pressing challenges facing the U.S. healthcare industry: rising costs and poor outcomes. The purpose of our participant-centered care delivery approach is to improve the quality of care our participants receive, while keeping them in their homes for as long as safely possible and reducing over-utilization of high-cost care settings such as hospitals and nursing homes. Our participant-centered approach is led by our Interdisciplinary Care Teams (“IDTs”), who oversee all aspects of each participant’s unique care plan and function as the core group of care providers to our participants. We directly manage and are responsible for all healthcare needs and associated costs for our participants, including housing costs, where applicable. We directly contract with government payors, such as Medicare and Medicaid, and do not rely on third-party administrative organizations or health plans. We believe our model aligns with how healthcare is evolving, namely (i) the shift toward value-based care, in which coordinated, outcomes-driven, quality care is delivered while seeking to reduce unnecessary spend, (ii) reducing excessive administrative costs by contracting directly with the government, (iii) focusing on the patient experience and (iv) addressing social determinants of health.
Trends and Uncertainties Affecting the Company
Increased cost of care and external provider costs. We anticipate increased cost of care from our third-party service providers in an effort to offset their heightened expenses resulting, in part, from budget pressures due to the Reconciliation Act, budget cuts to providers from state Medicaid programs, as well as possible increases in other costs in order to provide healthcare services. While we did not experience a material increase to our cost of care through fiscal year 2026, we continue to monitor the situation. We believe that our clinical value initiatives and operational value initiatives, which continue to be executed, may assist us in reducing unnecessary utilization and offsetting the increased cost of care anticipated for fiscal year 2027.

Labor market. Throughout fiscal year 2026, the healthcare sector continued to experience workforce shortages, particularly in geriatrics, primary care and direct care roles, as well as a complex set of challenges in hiring additional professionals. Competition from health systems and home health providers, drivers and caregivers, has remained challenging for the Company’s ability to recruit and retain staff. Labor market pressures and competition continues to impact wage and benefit costs for our direct care providers and have also affected our staffing ability, which could impact our enrollment capacity. To mitigate these challenges, we continue to review our compensation and benefits to align with the markets in which we operate and focus our retention programs on critical roles and our operational measures to help improve productivity and continue reducing reliance on agency staffing. Partially as a result of increased competition and other market trends, there was an increase in the cost of care for fiscal year 2026 compared to fiscal year 2025, as discussed in "Results of Operations" below.
Census and capitation revenue. We continue to monitor the delays and increased gaps in eligibility, both for new enrollments and Medicaid redetermination applications during fiscal year 2026. Such delays and eligibility gaps stem from issues with state enrollment and redetermination processes, which vary by state and county. While processing delays abated modestly during fiscal year 2026, it is possible these delays could persist or increase due to potential impacts of the Reconciliation Act. The foregoing has not yet had a material effect on the Company’s financial statements or operations; however, we continue to monitor the situation.
Medicaid Spending. Among other things, the Reconciliation Act has constrained states’ use of provider taxes to finance Medicaid programs and some states have mandated changes in order to reduce Medicaid spending. Consequent state budgetary pressures may lead to (i) reductions in state workforce, which may include those responsible for overseeing PACE, possibly causing delays in eligibility determinations and discharge of other state responsibilities; (ii) reduction or removal of optional Medicaid services from the PACE benefit package; and (iii) pressure on Medicaid capitation rates. In Colorado, where we serve the largest cohort of our PACE census, we anticipate a decrease in Medicaid premium rates which will be retroactive for the fiscal year beginning July 1, 2026. We also expect to face Medicaid reimbursement wage pressures from other states that release rates effective January 1, 2027, such as California, which could impact the latter half of our fiscal year. We expect the rate pressures to impact the Company’s margins in fiscal year 2027 and continue to monitor the full effects of the Reconciliation Act on the Company.
California Moratorium. Effective November 20, 2025, the California Department of Health Care Services (DHCS) paused PACE applications for all new PACE centers for a minimum of two years, or until otherwise notified. The pause does not apply to the ongoing Bakersfield center application, the review of which may resume following remediation of the deficiencies raised in our Sacramento and San Bernardino centers and the completion of the San Bernardino medical review. The pause, however, would impact the opening of other de novo centers in the state of California.
For additional information on the various risks posed by macroeconomic events, regulation, and employee matters, please see the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we manage a higher acuity population, with an average RAF score of 2.48 based on InnovAge data as of June 30, 2026; and (ii) we have Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. We continue to strengthen our encounter data submission process so that our revenue more accurately reflects the acuity of the populations we serve.

•Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including competition, costs and regulatory compliance.
•Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. We achieved an I-SAT NPS score of 52 for fiscal year 2026 and average participant tenure of 3.1 years as of June 30, 2026, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 6.5% annually over the last three fiscal years.
•Effectively managing. We receive capitated payments to manage the totality of a participant’s medical care across all settings. The risk pool of our population is highly acute. Various factors, including increased salaries, wages and benefits, increased staffing, annual increases in assisted living and nursing facility unit cost and general medical inflation, have affected our external provider costs and cost of care, excluding depreciation and amortization, which represented approximately 77% of our revenue in the year ended June 30, 2026.
•Center-level Contribution Margin. The Company’s management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. As we serve more participants in existing centers, we expect to leverage our fixed cost base at those centers and increase the value of a center to our business over time.
•Our ability to expand via de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including competition, costs and actions by local and state regulators, such as the moratorium issued in California by the California Department of Health Care Services (“DHCS”) and any sanctions issued by regulators, legal, community or other obstacles in the construction or opening of such centers.

In response to an audit to our Sacramento center and a medical review of our San Bernardino center, which have been previously disclosed, DHCS suspended its attestations in support of the planned de novo centers in Downey and Bakersfield, California. CMS has closed its process. DHCS closed its audit with respect to the Sacramento audit, but its medical review with respect to the San Bernardino center is ongoing. On December 23, 2025, we received a formal Corrective Action Plan (CAP) from DHCS to remediate findings resulting from the San Bernardino medical review. We continue working closely with the State to fulfill the obligations under the CAP. In July 2026, we withdrew our PACE application for the previously planned Downey center, however, we continue to pursue the PACE application for the de novo center in Bakersfield. DHCS provided notice that they would consider restoring the State Attestation that would allow us to open our Bakersfield center based upon the successful remediation of the deficiencies raised in our Sacramento and San Bernardino centers and its completion of the medical review.
•Execute tuck-in acquisitions, strategic transactions and partnerships. Since fiscal year 2019, we have acquired and integrated four PACE organizations for a total of eight operational centers (excluding the PACE center in Bakersfield, California, which is not yet operational). These acquisitions represent expansion of our InnovAge Platform into one new state and five new markets. Acquisitions could help support revenue growth and improve operational efficiency and care delivery post-integration. We also have pursued and intend to continue pursuing additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies, such as the joint venture with Orlando Health relating to our Orlando PACE center and the joint venture with Tampa General Hospital relating to our Tampa center. In fiscal year 2025, we acquired certain pharmacy assets from Tabula Rasa HealthCare Group, Inc. (“TRHC”), with the goal of supporting our growth and improving pharmacy cost-management.
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
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing initiatives to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and as the result of current and potential legal and regulatory proceedings. We plan to continue investing in our growth while also maintaining focus on managing our results of operations. During fiscal years 2025 and 2026 we made investments to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends, and plan to continue investing in such activities in fiscal year 2027. Accordingly, in the short term, these activities increase our expenses as a percentage of revenue, but in the longer term, we anticipate that these investments will positively impact our business and results of operations.
•Seasonality of our business. Our operational and financial results, including medical costs and per-participant revenue risk adjustment reconciliation payments, will experience some variability depending upon the time of year in which they are measured. Medical costs vary most significantly as a result of (i) the weather, with certain illnesses, such as the influenza virus, COVID-19 and respiratory syncytial viruses, being more prevalent during colder months of the year, which generally increases per-participant costs and (ii) the number of business days in a period, with shorter periods generally having lower medical costs all else equal. Per-participant risk adjustment reconciliation revenue represent the difference between our estimate of per-participant capitation revenue to be received and actual revenue received from CMS, which is based on CMS’s determination of a participant’s RAF score as measured twice per year and is based on the evolving acuity of a participant. Where there is a difference between our estimate and the final determination from CMS, we may record either an increase or decrease in risk score reconciliation revenue. Historically, these risk adjustment reconciliation payments typically occur between June and July, but the timing of these payments is determined by CMS, and we have neither visibility into nor control over the timing of such payments. The variability of participant enrollments and voluntary disenrollments has also been impacted by additional offerings by MA, special needs programs and other competitors including PACE organizations in select markets.
Components of Results of Operations
Revenue
Capitation Revenue. In order to provide comprehensive services to manage the totality of a participant’s medical care across all settings, we receive fixed or capitated fees per participant that are paid monthly by Medicare, Medicaid, Veterans Affairs (“VA”) and private pay sources. The concentration of capitation revenue from our various payors for the fiscal years ended June 30, 2026 and 2025 was:

	2026	2025
Medicaid	56%	55%
Medicare	44%	45%
VA, private pay and other	*%	*%
Total	100%	100%
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
Other Service Revenue. Other service revenue primarily consists of revenues derived from state grants. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report.

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
Cost of Care, Excluding Depreciation and Amortization. Cost of care, excluding depreciation and amortization, includes the costs we incur to operate our care delivery model. This includes costs related to salaries, wages and benefits for IDT and other center-level staff, participant transportation, medical supplies, pharmacy, occupancy, insurance and other operating costs. IDT employees include medical doctors, registered nurses, social workers, physical, occupational, and speech therapists, nursing assistants, and transportation workers. Other center-level employees include clinic managers, dieticians, activity assistants and certified nursing assistants. Cost of care excludes any expenses associated with sales and marketing activities incurred at a local level as well as any allocation of our corporate, general and administrative expenses. A portion of our cost of care, including our employee-related costs, is directly related to the number of participants cared for in a center. The remainder of our cost of care is fixed relative to the number of participants we serve, such as occupancy and insurance expenses. When we open new centers, we expect cost of care, excluding depreciation and amortization, to increase in absolute dollars due to higher census and facility related costs.
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
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs. In addition, general and administrative expenses include all corporate technology and occupancy costs associated with our corporate office. We expect our general and administrative expenses to increase in absolute dollars due to legal, accounting, insurance, investor relations and other costs that we incur to operate as a public company, as well as other costs associated with compliance and growth of our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term, although such expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
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

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented.

	Year Ended June 30,
	2026	2025
	in thousands
Revenues
Capitation revenue	$988,384	$852,353
Other service revenue	1,323	1,346
Total revenues	989,707	853,699
Expenses
External provider costs	449,843	431,152
Cost of care, excluding depreciation and amortization	312,100	268,908
Sales and marketing	34,361	28,217
Corporate, general and administrative	166,489	122,058
Depreciation and amortization	21,142	19,510
Impairments and loss on assets held for sale	3,154	13,615
Total expenses	987,089	883,460
Operating Income (Loss)	2,618	(29,761)

Other Income (Expense)
Interest expense, net	(4,258)	(4,612)
Loss on cost and equity method investments	—	(1,393)
Other income, net	1,906	1,739
Total other expense	(2,352)	(4,266)
Income (Loss) Before Income Taxes	266	(34,027)
Provision for Income Taxes	949	1,316
Net Loss	(683)	(35,343)
Less: net income (loss) attributable to noncontrolling interests	1,854	(5,030)
Net Loss Attributable to InnovAge Holding Corp.	$(2,537)	$(30,313)

Income (Loss) Before Income Taxes as a % of revenue	—%	(4.0)%
Net Loss as a % of revenue	(0.1)%	(4.1)%
Revenues

	Year Ended June 30,		$ Change	% Change
	2026	2025
	in thousands
Capitation revenue	$988,384	$852,353	$136,031	16.0%
Other service revenue	1,323	1,346	(23)	(1.7)%
Total revenues	$989,707	$853,699	$136,008	15.9%
Capitation revenue. Capitation revenue was $988.4 million for the year ended June 30, 2026, an increase of $136.0 million, or 16.0%, compared to $852.4 million for the year ended June 30, 2025. This increase was driven by a $66.2 million, or 7.8% increase in member months (as defined below under “Key Business Metrics and non-GAAP Measures – Total member months”) coupled with a $69.9 million, or 7.6%, increase in capitation rates. The increase in member months was primarily due to growth in our California, Colorado, and Florida centers. The increase in capitation rates includes an 8.4% increase in Medicaid rates coupled with a decrease in revenue reserve and a 4.1% increase in Medicare rates.

Expenses

	Year Ended June 30,		$ Change	% Change
	2026	2025
	in thousands
External provider costs	$449,843	$431,152	$18,691	4.3%
Cost of care, excluding depreciation and amortization	312,100	268,908	43,192	16.1%
Sales and marketing	34,361	28,217	6,144	21.8%
Corporate, general and administrative	166,489	122,058	44,431	36.4%
Depreciation and amortization	21,142	19,510	1,632	8.4%
Impairments and loss on assets held for sale	3,154	13,615	(10,461)	100.0%
Total operating expenses	$987,089	$883,460	$103,629	11.7%
External provider costs. External provider costs were $449.8 million for the year ended June 30, 2026, an increase of $18.7 million, or 4.3%, compared to $431.2 million for the year ended June 30, 2025. The increase was driven by an increase of $33.5 million, or 7.8%, in member months partially offset by a decrease of $14.8 million, or 3.2%, in cost per participant. The decrease in external provider cost per participant was primarily driven by a decrease in permanent nursing facility and short stay nursing facility utilization, and a decrease in pharmacy expense associated with the transition to in-house pharmacy services. The decrease in external provider cost per participant was partially offset by an annual increase in assisted living and permanent nursing facility unit cost, and an increase in assisted living utilization.
Cost of care, excluding depreciation and amortization. Cost of care, excluding depreciation and amortization expense was $312.1 million for the year ended June 30, 2026, an increase of $43.2 million, or 16.1%, compared to $268.9 million for the year ended June 30, 2025, primarily due to an increase of $20.9 million, or 7.8%, in member months coupled with an increase of $22.3 million, or 7.7%, in cost per participant. The overall increase of cost of care (excluding depreciation and amortization) expense was driven by (i) an $11.7 million increase in salaries, wages and benefits associated with higher wage rates, (ii) $14.2 million in third party fees and shipping costs associated with in-house pharmacy services, (iii) $4.3 million increase in contract services, (iv) $4.8 million in supplies and administrative costs, and (v) an $8.6 million increase in fleet expense including contract transportation.
Sales and marketing. Sales and marketing expenses were $34.4 million for the year ended June 30, 2026, an increase of $6.1 million, or 21.8%, compared to $28.2 million for the year ended June 30, 2025, primarily due to increased headcount and wage rates, and increased marketing spend to support growth.
Corporate, general and administrative expenses. Corporate, general and administrative expenses were $166.5 million for the year ended June 30, 2026, an increase of $44.4 million, or 36.4% compared to $122.1 million for the year ended June 30, 2025. The increase was primarily due to (i) $2.7 million net increase in employee compensation and benefits as the result of organizational restructure, executive severance, and an increase in headcount and wage rates, partially offset by lower variable compensation associated with the restructure, (ii) $2.4 million increase in consulting services, (iii) $0.9 million increase in software license fees, and (iv) a $36.8 million net increase in our litigation expenses related to the accrual for the various legal matters disclosed in Note 9, “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report.
Depreciation and amortization. Depreciation and amortization expense was $21.1 million for the year ended June 30, 2026, an increase of $1.6 million, or 8.4%, compared to $19.5 million for the year ended June 30, 2025. The increase in depreciation expense was a result of capital additions in the normal course of business.
Impairments and loss on assets held for sale. Impairments and loss on assets held for sale were $3.2 million for the year ended June 30, 2026 due to (i) impairment charges related to ROU asset and construction in progress related to halting developments to a previously planned de novo center in Downey, California that the Company is no longer pursuing, and (ii) loss on assets held for sale. Impairments and loss on assets held for sale were $13.6 million for the year ended June 30, 2025 due to (i) impairment charges related to ROU asset and construction in progress related to halting developments to a previously planned de novo center in Louisville, Kentucky that the Company is no longer pursuing, (ii) loss on sale of center equipment that was originally purchased for the center in Louisville, Kentucky, (iii) loss on assets held for sale, and (iv) loss on settlement of lease liability in Louisville, Kentucky.

Other Income (Expense)

	Year Ended June 30,
	2026	2025	$ Change	% Change
	in thousands
Interest expense, net	$(4,258)	$(4,612)	$354	(7.7)%
Loss on cost and equity method investments	—	(1,393)	1,393	(100.0)%
Other income, net	1,906	1,739	167	9.6%
Total other expense	$(2,352)	$(4,266)	$1,914	(44.9)%

Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. Interest expense, net was $4.3 million for the year ended June 30, 2026, a decrease of $0.4 million, or 7.7%, compared to $4.6 million for the year ended June 30, 2025. The decrease was primarily due to interest expense of $6.2 million partially offset by interest income of $1.9 million from money market funds during the year ended June 30, 2026, compared to interest expense of $6.0 million partially offset by interest income of $1.4 million from money market funds during the year ended June 30, 2025.
Loss on cost and equity method investments. Loss on cost and equity method investments was $1.4 million for the year ended June 30, 2025. The Company recognized a loss of $2.6 million associated with the impairment of a minority interest investment in DispatchHealth Holdings, Inc, partially offset by a $1.3 million net benefit associated with the dissolution of the Pinewood Lodge, LLLP (“PWD”) partnership during the year ended June 30, 2025.
Other income, net. Other income, net consists primarily of the net proceeds received from the sale of or disposal of property and equipment, unrealized gains and losses and investment income related to short-term investments. Other income, net was $1.9 million for the year ended June 30, 2026, an increase of $0.2 million, compared to $1.7 million for the year ended June 30, 2025. Investment income during the year ended June 30, 2026 was $1.3 million combined with $0.4 million gain on disposal of capital assets. Investment income during the year ended June 30, 2025 was $2.1 million offset by $0.5 million loss on disposal of capital assets.
Provision for Income Taxes.
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Senior Housing Thornton, LLC (“SH1”), InnovAge California PACE - Sacramento (“SCR”), InnovAge Florida PACE, LLC (“TMP”), and InnovAge Florida PACE II, LLC (“ORL”) have elected to be taxed as partnerships, and no provision (benefit) for income taxes for SCR, TMP, or ORL is included in these consolidated financial statements included in this Annual Report. In addition, no provision (benefit) for income taxes for SH1 is included in the consolidated financial statements through the date of the Company’s sale of its partnership interest in SH1 on September 11, 2025.
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
During the years ended June 30, 2026 and 2025, we reported provision for income taxes of $0.9 million and $1.3 million, respectively. The decrease of $0.4 million is primarily due to (i) pretax book income recognized during the year ended June 30, 2026, as compared to the pretax book loss recognized during the year ended June 30, 2025 and (ii) the change in our valuation allowance.

Net Loss
During the years ended June 30, 2026 and 2025, we reported a net loss of $0.7 million and $35.3 million, respectively, consisting of (i) operating income (loss) of $2.6 million and $(29.8) million, respectively, (ii) other expense of $2.4 million and $4.3 million, respectively, and (iii) provision for income taxes of $0.9 million and $1.3 million, respectively, each as described above.
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

	Year Ended June 30,
	2026	2025
	dollars in thousands
Key Business Metrics:
Centers(a)	20	20
Census(a)(b)	8,230	7,740
Total Member Months(b)	96,050	89,130

Non-GAAP Measures:
Center-level Contribution Margin(c)	$227,764	$153,639
Center-level Contribution Margin as a % of revenue(c)	23.0%	18.0%

Adjusted EBITDA(c)	$94,571	$34,462
Adjusted EBITDA Margin(c)	9.6%	4.0%
___________________________________
(a)Includes InnovAge Sacramento, InnovAge Orlando, and as of August 15, 2025, InnovAge Tampa, which the Company owns and controls through joint ventures and are consolidated in our financial statements.
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
Total Member Months
We define Total Member Months as the total number of participants multiplied by the number of months within the respective reporting period in which each participant was enrolled in our program. We believe this is a useful metric as it more precisely tracks the number of participants we serve throughout the year.

Center-level Contribution Margin
The Company’s management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expense or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $227.8 million and $153.6 million for the years ended June 30, 2026 and 2025, respectively. The increase in Center-level Contribution Margin for fiscal year 2026 was primarily due to a year-over-year increase of 15.9% in total revenue and 8.8% in center level expense during the same period. For more information relating to Center-level Contribution Margin, see Note 13 “Segment Reporting” to our consolidated financial statements included in this Annual Report. A reconciliation of Center-level Contribution Margin to loss before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	June 30, 2026			June 30, 2025
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$988,384	$—	$988,384	$852,353	$—	$852,353
Other service revenue	1,066	257	1,323	356	990	1,346
Total revenues	989,450	257	989,707	852,709	990	853,699
External provider costs	449,843	—	449,843	431,152	—	431,152
Cost of care, excluding depreciation and amortization	311,967	133	312,100	268,338	570	268,908
Center-Level Contribution Margin	227,640	124	227,764	153,219	420	153,639

Sales and marketing			34,361			28,217
Corporate, general and administrative			166,489			122,058
Depreciation and amortization			21,142			19,510
Impairments and loss on assets held for sale			3,154			13,615
Operating income (loss)			2,618			(29,761)
Other expense			(2,352)			(4,266)
Income (Loss) Before Income Taxes			$266			$(34,027)
___________________________________
(1)Center-level Contribution Margin from a segment below the quantitative thresholds was attributable to the Senior Housing operating segment of the Company as of June 30, 2026. This segment never met any of the quantitative thresholds for determining reportable segments.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted for interest expense, net, other investment income, depreciation and amortization, and provision for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to management equity compensation, litigation costs and settlement, M&A diligence, transaction and integration, business optimization, loss on cost and equity method investments, asset impairments and loss on assets held for sale, and loss on sale of assets. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue.
For the years ended June 30, 2026 and 2025, our net loss was $0.7 million and $35.3 million, respectively, representing a year-over-year increase of 98%, and Adjusted EBITDA was $94.6 million and $34.5 million, respectively, representing a year-over-year increase of 174%.

For the year ended June 30, 2026, our net loss margin was 0.1%, compared to 4.1% for the year ended June 30, 2025. For the year ended June 30, 2026, our Adjusted EBITDA margin was 9.6%, compared to 4.0% for the year ended June 30, 2025.
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
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods is as follows:

	Year Ended June 30,
	2026	2025
	in thousands
Net loss	$(683)	$(35,343)
Interest expense, net	4,258	4,612
Other investment income(a)	(1,422)	(2,247)
Depreciation and amortization	21,142	19,510
Provision for income tax	949	1,316
Stock-based compensation	7,048	7,619
Litigation costs and settlements(b)	56,966	19,367
M&A diligence, transaction and integration(c)	—	1,360
Business optimization(d)	3,540	3,040
Loss on cost and equity method investments(e)	—	1,393
Asset impairments and loss on assets held for sale(f)	3,154	13,615
(Gain) loss on sale of assets(g)	(381)	220
Adjusted EBITDA	$94,571	$34,462
___________________________________
(a)Reflects investment income related to short term investments included in our consolidated statements of operations.
(b)Reflects charges/(credits) related to litigation by stockholders, civil investigative demands, and settlement with our former pharmacy provider. Refer to Note 9, "Commitments and Contingencies" to our consolidated financial statements included in this Annual Report for more information regarding litigation by stockholders and civil investigative demands. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy. For the year ended June 30, 2026, includes an aggregate $52.4 million of accrued loss for potential resolutions or paid settlements. For the year ended June 30, 2025, includes $10.1 million that was accrued in connection with the settlement of the previously disclosed stockholder class action and which was paid in fiscal year 2026.
(c)Reflects charges related to M&A diligence, transactions and integrations.

(d)Reflects charges related to business optimization initiatives. Such charges related to one-time investments in projects designed to enhance our technology and compliance systems and improve and support the efficiency and effectiveness of our operations. For the year ended June 30, 2026 this consists of $3.5 million of costs related to organizational restructure and executive severance.. For the year ended June 30, 2025, this includes (i) $2.5 million of costs associated with organizational restructure and executive severance, and (ii) $0.5 million related to other non-recurring projects aimed at reducing costs and improving efficiencies.
(e)For the year ended June 30, 2025, reflects $2.6 million impairment loss for the investment in DispatchHealth Holdings, Inc., partially offset by $1.3 million net benefit associated with the dissolution of the PWD partnership.
(f)For the year ended June 30, 2026, reflects (i) additional loss related to the Company’s sale of its managing member interest in SH1 and the adjacent land and (ii) impairment charges related to ROU asset and construction in progress related to a previously planned de novo center in Downey, California. For the year ended June 30, 2025, reflects (i) impairment charges related to ROU asset and construction in progress related to halting developments related to the planned Louisville, Kentucky center, (ii) loss on assets held for sale, and (iii) loss on settlement of lease liability in Louisville, Kentucky.
(g)For the year ended June 30, 2026, reflects gain on sale of center equipment that was originally purchased for the center in Louisville, Kentucky. For the year ended June 30, 2025, reflects loss on sale of center equipment that was originally purchased for the center in Louisville, Kentucky.
Liquidity and capital resources
General
We have financed our operations principally through cash flows from operations and through borrowings under our credit facilities. As of the years ended June 30, 2026 and 2025, we had cash and cash equivalents of $97.9 million and $64.1 million, respectively, an increase of $33.8 million primarily due to an increase in working capital partially offset by cash used in investing activities including capital expenditures. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan A Facility (as defined below) due August 2028, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and include maturities from calendar year 2026 through 2039, (iii) the operations of our business, (iv) income tax payments, which are generally due on a quarterly and annual basis, (v) capital additions, which include acquisition and de novo centers, and (vi) share repurchases, if any. We also will continue investing in resources and initiatives to provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis. For additional information regarding our lease obligations, debt and commitments, see Notes 6 “Leases,” 7 “Long-term Debt,” and 9 “Commitments and Contingencies,” respectively, to our consolidated financial statements included in this Annual Report.
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

On August 8, 2025, the Company entered into Amendment No. 2 to the Credit Agreement originally dated March 8, 2021. Following entry into Amendment No. 2 to the Credit Agreement, the Credit Agreement consists of a $50.7 million term loan (the "Term Loan A Facility") and a revolving credit facility with $100.0 maximum borrowing capacity (the “Revolving Credit Facility”), with a maturity date of August 8, 2028. As of June 30, 2026, we had $48.8 million of debt outstanding under our Term Loan A Facility, no borrowings outstanding, $6.2 million of letters of credit issued, and $93.8 million of remaining capacity under our Revolving Credit Facility.

The borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under our letters of credit and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Principal on the Term Loan A Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.

Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of June 30, 2026, the interest rate was 6.15%. Under the terms of the Credit Agreement, the Revolving Credit Facility accrues a fee for unused commitments at 0.50% of the average daily unused amount and is paid quarterly.
For more information about our debt, see Note 7 “Long-term Debt” to our consolidated financial statements included in this Annual Report.
Our material cash requirements from known contractual and other obligations primarily relate to long-term debt and lease obligations. Expected timing of those payments as of June 30, 2026 was as follows:

	Total	Next 12 Months	Beyond 12 Months
	in thousands
Long-term debt (excluding interest)	$48,812	$2,536	$46,276
Operating leases	30,122	5,999	24,123
Finance leases (excluding interest)	15,863	6,686	9,177
Total	$94,797	$15,221	$79,576
We currently intend to retain substantially all available funds and any future earnings to fund the development and growth of our business, to repay indebtedness, and to repurchase shares, if such repurchases are approved by our Board in the future. We do not anticipate paying any cash dividends in the foreseeable future.
Consolidated Statements of Cash Flows
Our consolidated statements of cash flows for the year ended June 30, 2026 and 2025 are summarized as follows:

	Year Ended June 30,		$ Change
	2026	2025
in thousands
Net cash provided by operating activities	$64,714	$32,866	$31,848
Net cash used in investing activities	(12,340)	(5,550)	(6,790)
Net cash used in financing activities	(18,531)	(19,082)	551
Net change in cash, cash equivalents and restricted cash	$33,843	$8,234	$25,609
Operating Activities. Our primary source of liquidity is cash provided by operating activities, consisting of net income adjusted for non-cash items and changes in working capital. The change in net cash provided by operating activities was primarily due to a $23.6 million increase in net loss adjusted for non-cash items and a $8.2 million increase in working capital.
Investing Activities. The increase in net cash used in investing activities was primarily due to a $8.0 million increase in purchases of property and equipment to support growth.
Financing activities. The decrease in net cash used in financing activities was primarily due a $7.3 million decrease in cash used for share repurchases and a $2.6 million increase in cash provided from other financing activities, partially offset by a $9.4 million net increase in cash used for debt activities.

Smaller Reporting Company
We qualify as a "smaller reporting company" as defined by the Exchange Act, based on the aggregate worldwide market value of common equity securities held by non-affiliates measured as of the last business day of our most recently completed second fiscal quarter.
As a smaller reporting company, we may take advantage of certain reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:
•a requirement to present only two years of audited financial statements and related discussion in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and
•reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements.
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
Revenue recognition
We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). We provide comprehensive healthcare services to participants on the basis of estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. We recognize capitation revenues based on the estimated PMPM transaction price to transfer the service for a distinct increment of the series (i.e. month). We recognize revenue in the month in which participants are entitled to receive comprehensive care benefits during the contract term. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program, and Medicare rates can fluctuate throughout the contract based on the acuity of each individual participant. In certain contracts, PMPM rates also include “risk adjustments” based on various factors. For additional information see Note 3 “Revenue Recognition” to the consolidated financial statements included in this Annual Report.
For certain capitation payments, the Company is subject to risk adjustments reconciliations based on various factors. Specifically, there is a midyear true up payment based on updated risk score calculations and a final true up payment to allow for complete diagnosis submission. The Company estimates the amount of the adjustment based on historical experience. Such estimates are then recorded monthly on a straight-line basis over the periods for which they pertain. We review our assumptions and adjust these estimates as needed, but no less than twice a year. These adjustments are not expected to be material.

Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established whereby we, as the contract provider, receive only a portion of the risk and the associated surplus or deficit. We estimate and recognize an adjustment monthly to Part D capitation revenues related to these risk corridor provisions based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. The Company does not amortize goodwill but tests it for impairment at least annually or when an interim triggering event has occurred indicating potential impairment. Our annual test is performed on April 1, the first day of the fourth quarter. Our impairment evaluations represent a critical accounting policy as they require significant judgments and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable.
Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). For purposes of the annual goodwill impairment assessment, the Company has identified two reporting units, East and West.
When performing our annual test for impairment, we may assess goodwill for potential impairment using either a qualitative or quantitative assessment. The qualitative assessment may evaluate factors such as a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other factors. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. For the quantitative assessment, we compare the estimated fair value of the reporting unit with their respective carrying value, including the goodwill assigned to the reporting unit. The quantitative assessment uses a combination of an income approach (discounted cash flow analysis), a cost approach, and a market approach to estimate the fair value of each reporting unit. If carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded.
We completed a qualitative assessment of goodwill as of April 1, 2026, and concluded that it was not more likely than not that the fair value of either reporting unit was less than its carrying value. Accordingly, no quantitative impairment test was required, and no goodwill impairment was recorded during the years ended June 30, 2026 and 2025.
Reported and estimated claims
Reported and estimated claims represent costs for medical care services provided to our participants by third-party healthcare providers that we are contractually obligated to pay under our full-risk capitation arrangements. The liability for reported and estimated claims is included in our consolidated balance sheets and reflects our best estimate of amounts owed for both claims received and processed and claims incurred but not yet reported (“IBNR”).
Estimating this liability requires significant judgment and involves consideration of multiple factors, including the utilization of healthcare services, historical payment patterns, cost trends, and other factors. Given the inherent uncertainty in these factors, actual claims experience may differ from our estimates.
We assess our claims liability estimates on at least a quarterly basis with the assistance of an independent actuarial expert to ensure our estimates reflect the best available data at each reporting date. We have recorded a reported and estimated claims liability of $56.9 million and $59.0 million as of June 30, 2026 and 2025, respectively. Our recorded medical claims expense estimate has historically been within approximately +/- 5-10% of actual medical claims incurred; however, this variance represents less than 1% of total operating expense, reflecting the relative stability and predictability of our claims experience over time.
The following tables provide information about incurred and paid claims reporting and development as of June 30, 2026 (except as otherwise noted). The expenses recorded table reflects the amount of claims reported in our consolidated statements of operations as of the end of the applicable fiscal year based on our best and most reasonable estimates and actuarial assessment at the time of such determination. The cumulative actual incurred claims table represents the actual amount of claims incurred by the Company with the benefit of the passage of time. The cumulative actual paid claims table represents the actual amount of claims paid by the Company during the period. The variance between the expense recorded and the cumulative actual incurred claims ranges between approximately 1% and 3% of actual total incurred claims over the periods presented, and such variance may vary based on the factors described above in this section.

	Expenses Recorded for the Fiscal Years Ended June 30,
	2022	2023	2024	2025	2026
	in thousands
Claims incurred year:
FY 2022	$299,432
FY 2023		$291,988
FY 2024			$315,148
FY 2025				$340,258
FY 2026					$365,304
Total	$299,432	$291,988	$315,148	$340,258	$365,304
Pharmacy expense					84,539
External provider costs					$449,843

	Cumulative Actual Incurred Claims for the Fiscal Year Ended June 30,
	2022	2023	2024	2025	2026
	in thousands
Claims incurred year:
FY 2022	$291,315	$333,752	$333,376	$333,041	$332,998
FY 2023		285,118	283,542	281,703	281,703
FY 2024			301,757	295,350	295,335
FY 2025				295,335	270,011
FY 2026					358,504
Total	$291,315	$618,870	$918,675	$1,205,429	$1,538,551

	Cumulative Actual Paid Claims for the Fiscal Year Ended June 30,
	2022	2023	2024	2025	2026
	in thousands
Claims incurred year:
FY 2022	$252,665	$333,747	$333,376	$333,041	$332,998
FY 2023		241,770	283,538	281,703	281,703
FY 2024			246,145	295,335	295,335
FY 2025				270,011	270,011
FY 2026					302,366
Total	$252,665	$575,517	$863,059	$1,180,090	$1,482,413
Other claims-related liabilities					726
Reported and estimated claims					$56,864
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
Interest rate risk
As of June 30, 2026, we had total outstanding borrowings of $48.8 million principal amount under the Term Loan Facility (as defined in Note 7 to the consolidated financial statements included in this Annual Report). As of June 30, 2025, we had total outstanding debt of $60.0 million in principal amount under the Term Loan Facility. As of June 30, 2026 and 2025, the interest rate on the Term Loan Facility was 6.13% and 7.18%, respectively.
We are exposed to changes in interest rates as a result of our variable-rate borrowings under the Credit Agreement. Generally, the Company may designate specific borrowings under the Credit Agreement as either base rate borrowings or Secured Overnight Financing Rate (“SOFR”) borrowings. As of June 30, 2026, based on our secured net leverage ratio, the margins of our borrowings under the Term Loan Facility were (a) 1.50% for alternate base rate borrowings and (b) 2.50% for Term SOFR borrowings.
Our cash and cash equivalents and interest payments in respect of our debt are subject to market risk due to changes in interest rates. We had cash and cash equivalents of $97.9 million as of June 30, 2026, which are deposited with high credit quality financial institutions and are primarily in demand deposit accounts. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our business, financial condition or results of operations.
We had short-term investments $43.4 million and $41.8 million as of June 30, 2026 and 2025, respectively, which are primarily invested in managed income funds managed by major financial institutions. The funds mainly invest in investment grade, U.S. denominated short-term fixed and floating rate debt securities. Securities are subject to market risk and sensitive to changes in interest rates. While the instruments held by the funds are generally less sensitive to interest rate changes than instruments with longer maturities due to their short-term nature, the funds may face a heightened level of interest rate risk due to changes in monetary policy. During periods when interest rates are low or negative, the funds yields, and total returns may also be low, or the funds may be unable to maintain positive returns. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on these short-term investments.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of InnovAge Holding Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of InnovAge Holding Corp. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimated Claims Liability – Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
The Company’s estimated claims are a liability to third-party healthcare service providers that provide medical care to participants for which the Company is contractually obligated to pay. The balance consists of estimates of claims incurred on or before June 30, 2026 that have not been reported to the Company by that date. The estimates are developed using actuarial methods and are based on many variables, including utilization of healthcare services, historical payment patterns, cost trends, and other factors. The complex estimation methods and the resulting liability are continually reviewed and updated, and any adjustments deemed necessary to contemplate new or updated information are reflected in current operations.
We identified the estimated claims liability as a critical audit matter because it requires significant management assumptions in estimating the liability. This required complex auditor judgment, and an increased extent of effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management's methods, assumptions, and judgments in developing estimates for the liability.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated claims liability included the following, among others:
•We tested the effectiveness of controls over the Company's actuarial process for estimating the liability for estimated claims, including the controls over the review of the actuarial assumptions within the reserve models.
•We tested the underlying claims and participant data and other information that served as the basis for the actuarial analysis, to test that the inputs to the actuarial estimate were complete and accurate.
•With the assistance of actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the liability for estimated claims by:
◦Performing an overlay of the historical claims data used in management's current year model to the data used in prior periods to validate that there were no material changes to the claims data tested in prior periods.
◦Developing an independent estimate of the estimated claims liability for these services and comparing our estimate to management's estimate.
◦Performing a retrospective review comparing management's prior year estimate of the liability for estimated claims to claims processed in the current year with dates of service in prior years.

/s/ DELOITTE & TOUCHE LLP
Denver, CO
September 8, 2026
We have served as the Company's auditor since 2018.

InnovAge Holding Corp. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2026	June 30, 2025
	in thousands
Assets
Current Assets
Cash and cash equivalents	$97,891	$64,129
Short-term investments	43,435	41,775
Restricted cash	10	11
Accounts receivable	42,390	36,373
Prepaid expenses and other	27,311	24,472
Income tax receivable	3,276	3,310
Assets held for sale	—	6,038
Total current assets	214,313	176,108
Noncurrent Assets
Property and equipment, net	166,086	168,044
Operating lease assets	21,412	26,901
Deposits and other	10,318	9,875
Goodwill	142,046	142,046
Other intangible assets, net	3,218	3,877
Total noncurrent assets	343,080	350,743
Total assets	$557,393	$526,851
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$115,358	$76,750
Reported and estimated claims	56,864	58,971
Due to Medicaid and Medicare	18,266	14,382
Current portion of long-term debt	2,536	2,250
Current portion of finance lease obligations	6,275	5,234
Current portion of operating lease obligations	4,592	4,682
Liabilities held for sale	—	2,538
Total current liabilities	203,891	164,807
Noncurrent Liabilities
Deferred tax liability, net	9,051	8,761
Finance lease obligations	8,251	7,535
Operating lease obligations	19,775	23,918
Other noncurrent liabilities	2,128	1,458
Long-term debt, net of debt issuance costs	45,521	57,464
Total liabilities	288,617	263,943
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interest (See Note 4)	30,013	25,010
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of each of June 30, 2026 and 2025; 137,483,028 issued and 136,020,049 outstanding as of June 30, 2026 and 136,903,271 issued and 135,440,292 outstanding as of June 30, 2025.	137	137
Treasury stock at cost, 1,462,979 and 1,462,979 shares as of June 30, 2026 and June 30, 2025, respectively	(7,500)	(7,500)
Additional paid-in capital	348,724	343,378
Retained deficit	(105,758)	(101,047)
Total InnovAge Holding Corp.	235,603	234,968
Noncontrolling interests	3,160	2,930
Total stockholders’ equity	238,763	237,898
Total liabilities and stockholders’ equity	$557,393	$526,851
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,
	2026	2025
	in thousands, except per share amounts
Revenues
Capitation revenue	$988,384	$852,353
Other service revenue	1,323	1,346
Total revenues	989,707	853,699
Expenses
External provider costs	449,843	431,152
Cost of care, excluding depreciation and amortization	312,100	268,908
Sales and marketing	34,361	28,217
Corporate, general and administrative	166,489	122,058
Depreciation and amortization	21,142	19,510
Impairments and loss on assets held for sale	3,154	13,615
Total expenses	987,089	883,460
Operating Income (Loss)	2,618	(29,761)

Other Income (Expense)
Interest expense, net	(4,258)	(4,612)
Loss on cost and equity method investments	—	(1,393)
Other income, net	1,906	1,739
Total other expense	(2,352)	(4,266)
Income (Loss) Before Income Taxes	266	(34,027)
Provision for Income Taxes	949	1,316
Net Loss	(683)	(35,343)
Less: net income (loss) attributable to noncontrolling interests	1,854	(5,030)
Net Loss Attributable to InnovAge Holding Corp.	$(2,537)	$(30,313)

Weighted-average number of common shares outstanding - basic	135,698,603	135,387,555
Weighted-average number of common shares outstanding - diluted	135,698,603	135,387,555

Net loss per share - basic	$(0.02)	$(0.22)
Net loss per share - diluted	$(0.02)	$(0.22)
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Loss
	Shares	Amount			Shares	Amount
	in thousands, except share amounts
Balances, June 30, 2024	136,116,299	$136	$337,615	$(68,311)	37	$(179)	$8,347	$277,608	$22,200
Stock-based compensation	1,156,941	1	7,618	—	—	—	—	7,619	—
Tax withholding related to the net share settlements of stock-based compensation awards	(406,528)	—	(1,855)	—	—	—	—	(1,855)	—
Shares repurchased at cost	(1,426,420)	—	—	—	1,426,420	(7,321)	—	(7,321)	—
Fair value adjustment for redeemable noncontrolling interests	—	—	—	(2,423)	—	—	—	(2,423)	2,423
Net loss	—	—	—	(30,313)	—	—	(5,417)	(35,730)	387	$(35,343)
Balances, June 30, 2025	135,440,292	$137	$343,378	$(101,047)	1,462,979	(7,500)	$2,930	$237,898	$25,010
Stock-based compensation	861,246	—	7,048	—	—	—	—	7,048	—
Tax withholding related to the net share settlements of stock-based compensation awards	(281,489)	—	(1,702)	—	—	—	—	(1,702)	—
Contributions from joint venture partner	—	—	—	—	—	—	3,200	3,200	—
Distributions to joint venture	—	—	—	—	—	—	—	—	(1,995)
Fair value adjustment for redeemable noncontrolling interests	—	—	—	(2,174)	—	—	—	(2,174)	2,174
Net loss	—	—	—	(2,537)	—	—	(2,970)	(5,507)	4,824	$(683)
Balances, June 30, 2026	136,020,049	$137	$348,724	$(105,758)	1,462,979	$(7,500)	$3,160	$238,763	$30,013
See Notes to Consolidated Financial Statements

InnovAge Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2026	2025
	in thousands
Operating Activities
Net loss	$(683)	$(35,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
(Gain) loss on disposal of assets	(418)	508
Provision for uncollectible accounts	—	524
Depreciation and amortization	21,142	19,510
Operating lease rentals	6,860	6,361
Loss (gain) on cost and equity method investments	—	1,393
Impairments and loss on assets held for sale	3,154	13,615
Amortization of deferred financing costs	772	429
Stock-based compensation	7,048	7,619
Deferred income taxes	289	1,301
Other	3,069	1,714
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(6,018)	11,210
Prepaid expenses and other	(2,832)	(4,041)
Income tax receivable	34	14
Deposits and other	(1,919)	(6,419)
Accounts payable and accrued expenses	38,446	20,431
Reported and estimated claims	(2,107)	3,567
Due to Medicaid and Medicare	3,883	(814)
Operating lease liabilities	(6,006)	(8,713)
Net cash provided by operating activities	64,714	32,866
Investing Activities
Purchases of property and equipment	(14,309)	(6,263)
Purchases of short-term investments	(1,747)	(2,065)
Proceeds from sale of short-term investments	—	6,300
Proceeds from dissolution of equity method investments	—	1,252
Acquisition of business	—	(4,774)
Proceeds from sale of assets held for sale	3,716	—
Net cash used in investing activities	(12,340)	(5,550)
Financing Activities
Payments for finance lease obligations	(5,206)	(6,107)
Proceeds from long-term debt	60,082	—
Principal payments on long-term debt	(71,282)	(3,799)
Payment of debt issuance costs	(1,989)	—
Repurchase of equity securities	—	(7,321)
Contributions from joint venture partner	3,200	—
Distributions to joint venture partner	(1,634)	—
Taxes paid related to net settlements of stock-based compensation awards	(1,702)	(1,855)
Net cash used in financing activities	(18,531)	(19,082)

Net change in cash, cash equivalents and restricted cash including cash of $0.08 million reclassified to assets held for sale	33,843	8,234
Less: change in cash and restricted cash reclassified to assets held for sale	(82)	(1,054)
INCREASE IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	33,761	7,180
CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	64,140	56,960
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$97,901	$64,140

Supplemental Cash Flows Information

Interest paid	$4,206	$4,348
Income taxes paid	$627	$1
Property and equipment included in accounts payable	$1,257	$1,734
Property and equipment purchased under capital leases	$6,965	$1,533
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
As of June 30, 2026, the Company served approximately 8,230 PACE participants, making it the largest PACE provider in the United States of America (the U.S.) based upon participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.
Certain accounting estimates involve significant judgments and assumptions by management that have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. The estimates and assumptions used by management are based on historical experience and other factors believed to be reasonable under the circumstances. Estimates are used in accounting for, among other things, revenue recognition, including risk-score adjustments and Part D risk corridor provisions related to participant revenues; reported and estimated claims, including claims incurred but not yet reported (IBNR); and the valuation and impairment of goodwill and intangible assets.

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
Restricted Cash
Restricted cash includes cash held for participants who have established a personal-needs account to pay for nonmedical personal expenses, payment of which only occurs upon participant authorization, in the amount of approximately $0.01 million as of each June 30, 2026 and 2025. The Company records a related deposit liability for any participant contributions to these personal-needs accounts in accounts payable and accrued expenses in the consolidated balance sheets.
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
Property and equipment were comprised of the following as of June 30:

dollars in thousands	Estimated Useful Lives	2026	2025
Land	N/A	$10,738	$10,738
Buildings and leasehold improvements	10 - 40 years	148,862	143,923
Software	3 - 5 years	31,418	31,776
Equipment and vehicles	3 - 7 years	75,034	72,370
Construction in progress	N/A	15,377	8,000
		281,429	266,807
Less accumulated depreciation and amortization		(115,343)	(98,763)
Total property and equipment, net		$166,086	$168,044
Depreciation of $20.5 million and $18.8 million was recorded during the fiscal years ended June 30, 2026 and 2025, respectively. Land is not depreciated, and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred.
When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and the resulting gain or loss, if any, is reflected in the consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company recorded a $2.6 million and $7.1 million impairment of construction in progress during the fiscal years ended June 30, 2026 and June 30, 2025, respectively, related to halting developments to previously planned de novo centers in Downey, California and Louisville, Kentucky, respectively, that the Company is no longer pursuing.
Cloud Computing Arrangements
The Company enters into various cloud computing arrangements (“CCAs”) that are governed by service contracts (hosting arrangements) to support operations. Application development stage implementation costs (implementation costs) of a hosting arrangement are deferred and recorded to prepaid expenses and other assets in the consolidated balance sheets. Implementation costs are expensed on a straight-line basis and recorded in Corporate, general and administrative expenses in the Company’s consolidated statements of operations over the term of the hosting arrangement, including reasonably certain renewals, which are generally one to three years.
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
The Company evaluates its investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value. During the fiscal year ended June 30, 2025, the Company recorded impairment charges of $2.6 million. There were no impairment charges recorded during the fiscal year ended June 30, 2026. See Note 4 “Investments” for more information.
Goodwill and Intangible Assets
Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. The Company does not amortize goodwill but tests it for impairment at least annually or when an interim triggering event has occurred indicating potential impairment. The Company’s annual test is performed on April 1, the first day of the fourth quarter. The Company’s impairment evaluations represent a critical accounting policy as they require significant judgments and assumptions that management believe to be reasonable but that are inherently uncertain and unpredictable.
Impairment of goodwill is evaluated at the reporting unit level. A reporting unit is defined as an operating segment (i.e. before aggregation or combination), or one level below an operating segment (i.e. a component). For purposes of the annual goodwill impairment assessment, the Company has identified two reporting units, East and West.
When performing the Company’s annual test for impairment, management may assess goodwill for potential impairment using either a qualitative or quantitative assessment. The qualitative assessment may evaluate factors such as a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business, or other factors. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. For the quantitative assessment, the Company compares the estimated fair value of the reporting unit with the respective carrying value, including the goodwill assigned to the reporting unit. The quantitative assessment uses a combination of an income approach (discounted cash flow analysis), a cost approach, and a market approach to estimate the fair value of each reporting unit. If carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded.
The Company completed a qualitative assessment of goodwill as of April 1, 2026, and concluded that it was not more likely than not that the fair value of either reporting unit was less than its carrying value. Accordingly, no quantitative impairment test was required, and no goodwill impairment was recorded during the years ended June 30, 2026 and 2025.
Intangible assets primarily consist of customer relationships acquired through business acquisitions. Customer relationships represent the estimated values of customer relationships of acquired businesses and have definite lives. The Company amortizes these intangible assets on a straight-line basis over their ten-year estimated useful life. Intangible assets are reviewed for impairment in conjunction with long-lived assets. There were no intangible asset impairments recorded during the years ended June 30, 2026 and 2025.
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
Debt Issuance Costs
Debt issuance costs incurred in connection with the issuance of long-term debt are presented as a direct deduction from the carrying amount of the related debt liability in the consolidated balance sheets. Debt issuance costs incurred in connection with the Company's revolving credit facility are recorded in Deposits and other in the consolidated balance sheets, as there may be no outstanding borrowings against which to offset such costs. All debt issuance costs are amortized over the term of the underlying debt using the straight-line method, as the difference between that method and the effective interest method is immaterial.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performed the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue as the entity satisfies a performance obligation. Medicaid and Medicare capitation revenues are based on a per member, per month (“PMPM”) capitation rates under the PACE program. For a discussion of our revenue recognition policies, please see Note 3 “Revenue Recognition.”
Advertising Costs
The Company’s sales and marketing expenses include media advertising, tactical advertising, and promotion costs. The creative portion of these activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run, unless such costs support direct-response advertising campaigns. In that case, these costs are capitalized and amortized over the period estimated to benefit from the campaign. Total advertising expenses included in sales and marketing expenses were $8.3 million and $7.2 million for the fiscal years ended June 30, 2026 and 2025, respectively.
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
Income Taxes
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge California PACE - Sacramento (“SCR”), InnovAge Florida PACE, LLC (“TMP”), and InnovAge Florida PACE II, LLC (“ORL) have elected to be taxed as partnerships, and no provision (benefit) for income taxes for SCR, TMP, or ORL is included in these consolidated financial statements. In addition, no provision (benefit) for income taxes for SH1 is included in the consolidated financial statements through the date of the Company’s sale of its partnership interest in SH1 on September 11, 2025.
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
Variable Interest Entities (VIE)
A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk or whose equity owners lack certain decision-making and economic rights. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity. The primary beneficiary is required to consolidate the VIE. SH1 was considered a VIE. The Company was considered the primary beneficiary of SH1. On June 30, 2025, the Company entered into an agreement to sell the Company’s managing member interest in SH1 and vacant land adjacent to SH1 senior housing property. As a result, the Company reported the associated assets and liabilities as Assets held for sale and Liabilities held for sale in the Company’s consolidated balance sheets as of June 30, 2025. On September 11, 2025, the Company closed on the sale of the Company’s managing member interest in SH1 and the adjacent vacant land. The Company is no longer associated with any VIEs.
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, and (ii) disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as by individual jurisdiction. The Company adopted ASU 2023-09 in its annual consolidated financial statements for the year ending June 30, 2026. As ASU 2023-09 relates solely to income tax disclosures, adoption did not have a material impact on the Company's consolidated financial statements. The required disclosures are included in Note 12 “Income Taxes.”
Recent Accounting Pronouncements Not Yet Adopted
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
Our revenues are based on the estimated PMPM amounts we expect to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in deposits and other on our consolidated balance sheets. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of June 30, 2026 and 2025, contract assets included within prepaid expenses and other and deposits and other were $4.7 million and $2.2 million, respectively.

The Company disaggregates capitation revenue from the following sources for the year ended June 30:

	2026	2025
Medicaid	56%	55%
Medicare	44%	45%
VA, private pay and other	*%	*%
Total	100%	100%
*Less than 1%
The Company determined the transaction price for these contracts is the amount we expect to be entitled to, which is the most likely amount. For certain capitation payments, the Company is subject to risk adjustment reconciliations according to the CMS risk adjustment payment timeline. Specifically, there is a midyear true up payment based on updated risk score calculations and a final true up payment to allow for complete diagnosis submission. The Company estimates the amount of the adjustment and records it monthly on a straight-line basis. These adjustments are not expected to be material.
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
The Company also provides prescription drug benefits in accordance with Medicare Part D. Monthly payments received from CMS and the participants represent the bid amount for providing prescription drug coverage. The portion received from CMS is subject to risk sharing through Medicare Part D risk-sharing corridor provisions. These risk-sharing corridor provisions compare costs targeted in the Company’s bid to actual prescription drug costs. The Company estimates and records a monthly adjustment to Medicare Part D revenues associated with these risk-sharing corridor provisions. Medicare Part D comprised (i) 13% and 14% of capitation revenues for the years ended June 30, 2026 and 2025, respectively, and (ii) 29% and 27% of external provider costs for the years ended June 30, 2026 and 2025, respectively.
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA, and private pay sources. The concentration of net receivables from participants and third-party payers as of June 30, 2026 and 2025 was as follows:

	2026	2025
Medicaid	89%	76%
Medicare	10%	21%
VA, private pay and other	1%	3%
Total	100%	100%
The Company records accounts receivable at net realizable value based upon the estimated amounts the Company expects to be entitled to receive from Medicare, Medicaid, the VA and private pay sources. Estimated reimbursement amounts are adjusted in future periods as final settlements are determined.
Other Service Revenue and Accounts Receivable
Other service revenue primarily consists of revenues derived from state grants. Accounts receivable related to other service revenue were not significant as of each of June 30, 2026 and June 30, 2025.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to change, as well as government review. Failure to comply with these laws can expose the entity to significant regulatory action, including fines, penalties, and exclusion from the Medicare and Medicaid programs. See Note 9, “Commitments and Contingencies.”

Note 4:    Investments
Controlling Interest
InnovAge Florida PACE – Orlando
On May 28, 2024, the Company entered into a Joint Venture Agreement with Orlando Health (“OHI”) to develop and manage the Company’s PACE center to serve the communities in Orlando, Florida. In connection with the joint venture, the Company contributed $26.1 million for its controlling membership interest of 90% of InnovAge Florida PACE - Orlando. OHI contributed $2.9 million in cash for its 10% interest. As a result, the joint venture’s results are consolidated in the Company’s consolidated financial statements.
InnovAge Florida PACE – Tampa
On August 15, 2025, the Company entered into a Joint Venture Agreement with Tampa General Hospital (“TGH”) to develop the Company’s PACE center to serve the communities in Tampa, Florida. In connection with the joint venture, the Company contributed an aggregate of $28.8 million for its controlling membership interest of 90% of InnovAge Florida PACE - Tampa. TGH contributed $3.2 million in cash for its 10% interest. As a result, the joint venture’s results are consolidated in the Company’s consolidated financial statements.
Noncontrolling Interest
The Company’s operations included a 0.01% partnership interest in SH1, which was organized to develop, construct, own, maintain, and operate certain apartment complexes intended for rental to low-income elderly individuals aged 62 or older. SH1 was a VIE. The Company was the primary beneficiary of SH1 and consolidated SH1 because it had the power to direct the activities that were most significant to SH1 and had an obligation to absorb losses or the right to receive benefits from SH1. The most significant activity of SH1 was the operation of the senior housing facility. In 2015, SH1 took out a convertible term loan for which the Company provided a guarantee.
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
On September 11, 2025, the Company closed on the sale of the Company’s managing member interest in SH1 and the adjacent vacant land and recorded an additional loss on assets held for sale of $0.1 million for the year ended June 30, 2026. Following the sale of the Company’s managing interest in SH1, the convertible loan is no longer an obligation of the Company.
Redeemable Noncontrolling Interest
InnovAge Sacramento
On March 18, 2019, the Company entered into a joint venture with Adventist Health System/West (“Adventist”) and Eskaton Properties, Incorporated (“Eskaton”) relating to InnovAge California PACE - Sacramento. As of June 30, 2026 and 2025, the Company held a 60% membership interest in the joint venture and Adventist and Eskaton held 26.35% and 13.65%, respectively. As a result, the joint venture’s results are consolidated in the Company’s consolidated financial statements.
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As of June 30, 2026, none of the conditions specified in the JV Agreement had been met. Accordingly, these put rights held by the noncontrolling interests of the joint venture are required to be presented as temporary equity. As of June 30, 2026 and 2025, the Company’s redeemable noncontrolling interest was recorded at a fair value of $30.0 million and $25.0 million, respectively.

Note 5:    Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. The Company has no acquisitions during the year ended June 30, 2026. The Company had one acquisition resulting in goodwill during the year ended June 30, 2025, see additional information in Note 11 “Acquisitions.” Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles — Goodwill and Other,” we review the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment for fiscal years 2026 and 2025, the Company identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairments recorded during the years ended June 30, 2026 and 2025.
The following table summarizes the changes in goodwill for the fiscal years ended June 30:

in thousands	2026	2025
Balance as of beginning of period	$142,046	$139,949
Goodwill acquired during the period	—	2,097
Balance as of end of period	$142,046	$142,046
Intangible assets consisted of the following as of June 30:

in thousands	2026	2025
Definite-lived intangible assets
Customer relationships	$6,600	$6,600
Indefinite-lived intangible assets
Permits	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(5,382)	(4,723)
Balance as of end of period	$3,218	$3,877
Intangible assets with a finite useful life continue to be amortized over their useful lives. The Company recorded amortization expense of $0.7 million for each of the years ended June 30, 2026 and 2025.
The total expected future annual amortization expense for the next 5 years ending June 30, is as follows:

in thousands	Amortization Expense
2027	$630
2028	540
2029	48
2030	—
2031	—
We review the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the years ended June 30, 2026 and 2025.
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
The following table presents the components of our ROU assets and their classification in our Balance Sheet as of June 30.

Component of Lease Balances	Balance Sheet Line Items	2026	2025
		in thousands
Assets:
Operating lease assets	Operating lease assets	$21,412	$26,901
Finance lease assets	Property and equipment, net	14,502	13,403
Total leased assets		$35,914	$40,304
The Company recorded impairment charges of operating lease assets of $0.4 million and $1.4 million during the years ended June 30, 2026 and June 30, 2025, respectively.
The following table presents the components of our lease cost and the classification of such costs in our Statements of Operations for the years ended June 30.

Component of Lease Cost	Statements of Operations Line Items	2026	2025
		in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$6,104	$6,223
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	5,135	5,567
Interest on lease liabilities	Interest expense, net	914	1,167
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	—	4
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	685	168
Total lease expense:		$12,838	$13,129
The following table includes the weighted-average lease terms and discount rates for operating and finance leases as of June 30.

Weighted average remaining lease term:	2026	2025
Operating leases	6.8 years	7.5 years
Finance leases	2.7 years	3.0 years

Weighted average discount rate	2026	2025
Operating leases	7.02%	7.00%
Finance leases	7.26%	7.68%
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to June 30, 2026.

in thousands Year ending June 30,	Operating Lease	Finance Lease	Total
2026	$5,999	$6,686	$12,685
2027	5,218	4,436	9,654
2028	4,362	2,300	6,662
2029	4,123	1,450	5,573
2030	4,051	991	5,042
Thereafter	6,369	—	6,369
Total lease payments	30,122	15,863	45,985
Less liability accretion / imputed interest	(5,755)	(1,337)	(7,092)
Total lease liabilities	24,367	14,526	38,893
Less: Current lease liabilities	4,592	6,275	10,867
Total long-term lease liabilities	$19,775	$8,251	$28,026

Note 7:    Long-term Debt
The components of our long-term debt are as follows:

	June 30, 2026	June 30, 2025
	in thousands
Senior secured borrowings:
Term Loan Facility	$48,812	$60,000
Total debt	48,812	60,000
Less unamortized debt issuance costs	755	286
Less current maturities	2,536	2,250
Noncurrent maturities	$45,521	$57,464
Credit Agreement
On August 8, 2025, the Company entered into Amendment No. 2 to the Credit Agreement, dated as of March 8, 2021 (as amended, the “Credit Agreement”). Amendment No. 2 refinanced the then-existing Term Loan Facility with a $50.7 million term loan (the “Term Loan A Facility”), renewed the commitments with respect to the Revolving Credit Facility for maximum borrowing capacity of $100.0 million (the “Revolving Credit Facility”), and extended the maturity date of both the Term Loan A Facility and the Revolving Credit Facility to August 8, 2028 from March 8, 2026.
Terms of the Credit Agreement
Borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under our letters of credit, which as of June 30, 2026 was $6.2 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan A Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.

Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of June 30, 2026 and 2025, the interest rate on the Term Loan A Facility was 6.15% and 6.13%, respectively. Under the terms of the Credit Agreement, the Revolving Credit Facility fee accrues at 0.50% of the average daily unused amount and is paid quarterly. As of June 30, 2026, we had no borrowings outstanding, $6.2 million of letters of credit issued, and $93.8 million of remaining capacity under the Revolving Credit Facility.
The Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the Credit Agreement. The Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. The Company was in compliance with the covenants of the Credit Agreement as of June 30, 2026 and 2025.
Deferred financing costs are amortized over the term of the underlying debt and unamortized amounts related to the Term Loan A Facility have been partially offset against long-term debt and unamortized amounts related to the Revolving Credit Facility are recorded in deposits and other in the consolidated balance sheets. Total amortization of deferred financing costs was $0.8 million and $0.4 million for the years ended June 30, 2026 and 2025, respectively.
Aggregate maturities of our debt as of June 30, 2026 were as follows:

Long-term debt
in thousands
Year ending June 30:
2027	$2,536
2028	2,535
2029	43,741
2030	—
2031	—
Thereafter	—
Total debt	$48,812
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

The following table presents the Company’s short-term investments that are measured and accounted for at fair value on a recurring basis as of June 30, 2026 and 2025.

	June 30, 2026			June 30, 2025
in thousands	Amortized Cost	Fair Value	Short-term Investments	Amortized Cost	Fair Value	Short-term Investments
Level 1
Mutual funds	43,114	43,435	43,435	41,367	41,775	41,775
Total	$43,114	$43,435	$43,435	$41,367	$41,775	$41,775
Recurring Measurements
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, Level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of June 30, 2026 and 2025, the Company’s redeemable noncontrolling interest was recorded at fair value of $30.0 million and $25.0 million, respectively.
There were no transfers in and out of Level 3 during the fiscal years ended June 30, 2026 and 2025. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.
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
Litigation
From time to time, the Company is involved in various legal proceedings and be subject to claims. The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred, and to determine whether accruals are appropriate. The Company expenses legal costs as such costs are incurred.
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

As previously disclosed, the Company and the DOJ have been discussing potential resolutions regarding these matters and are currently negotiating settlements, which remain subject to ongoing governmental review and approval. During the third quarter of fiscal 2026, the Company recorded an estimated liability in connection with these matters and, based on its expectations regarding potential resolutions, recorded an incremental estimated liability during the fourth quarter of fiscal 2026. Based on the information currently available, the Company does not believe that a material additional loss in excess of the amount accrued is reasonably possible. However, there can be no assurance that any settlement will be reached, that the terms of any settlement will be consistent with the Company’s current expectations, or that the Company will not incur additional material losses.
In October 2024, the Company received a civil investigative demand from the DOJ under the Federal False Claims Act on a similar subject matter as the 2022 investigation. The demand requested information and documents regarding the Company's relationship as a PACE provider with residential care facilities in California, Colorado, Virginia and New Mexico, related housing costs, and enrollment practices. The DOJ closed this investigation in the first quarter of fiscal year 2027.
Stockholder Lawsuits
On April 20, 2022, the Board received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law from a purported stockholder of the Company, Brian Hall. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On May 4, 2026, the parties entered into a settlement agreement to resolve the action. The settlement agreement provides for, among other things, a monetary payment to the Company and an award of plaintiff's attorneys' fees, which will be fully funded by insurance proceeds, as well as the adoption by the Company of certain corporate governance enhancements. The agreement is subject to court approval. The court has set a hearing regarding approval of the agreement for October 7, 2026. The Company cannot predict whether the court will approve the agreement.
Litigation Accrual
As of June 30, 2026, the accrual for litigation matters was approximately $37.0 million, substantially all of which is related to the 2021 and 2022 civil investigative demands described above, and is included in accounts payable and accrued expenses in the Company's consolidated balance sheet.
The results of regulatory proceedings, investigations, inquiries, litigation, claims and audits are inherently unpredictable and uncertain and their actual outcome could differ materially from amounts accrued. The outcomes of regulatory proceedings, investigations, inquiries, litigation, claims, and audits claims could be material to the Company’s financial condition and operating results for any particular period, depending in part, upon the operating results of such period. Regardless of the outcome, regulatory proceedings, investigations, inquiries, litigation, claims and audits have the potential to have an adverse impact on the Company due to any related defense and settlement costs, diversion of management resources, and other factors.
Note 10:    Stock-based Compensation
A summary of our aggregate stock-based compensation expense is set forth below. Stock-based compensation expense is included in corporate, general and administrative expenses on our consolidated statements of operations.

	Year ended June 30,
	2026	2025
	in thousands
Stock options	$139	$669
Profits interests units	1,269	667
Restricted stock units	5,641	6,283
Total stock-based compensation expense	$7,048	$7,619
2020 Equity Incentive Plan
Profits Interests
TCO Group Holdings, L.P. (the “LP”), the Company’s largest shareholder and prior to the IPO, the Company’s parent, maintains the TCO Group Holdings, L.P. Equity Incentive Plan (the “2020 Equity Incentive Plan”) pursuant to which interests in the LP in the form of Class B Units (profits interests) may be granted to employees, directors, consultants, advisers, and other services providers (including partners) of the LP or any of its affiliates, including the Company. A maximum number of 16,162,177 Class B Units are authorized for grant under the 2020 Equity Incentive Plan. Both performance-based and time-based units were issued under the plan. As of June 30, 2026, a total of 13,874,760 profits interests units have been granted under the 2020 Equity Incentive Plan.
The Company used the Monte Carlo option model to determine the fair value of the granted profits interests units at the time of the grant. Expected stock price volatility is based on consideration of indications observed from several publicly traded peer companies. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the unit. The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected term. The expected term of the units represents the time the units are expected to be outstanding. During the fiscal year ended June 30, 2026, a total of 8,068,447 Class B Units were awarded to several executive officers of the Company. The assumptions under the Monte Carlo model related to profit interests units for fiscal year 2026, presented on a weighted-average basis, are provided below:

2026
Expected volatility	69.0 - 74.0%
Expected life (years) - time vesting units	2.1 - 2.3
Interest rate	3.50 - 3.95%
Dividend yield	—
Weighted-average fair value	$1.06 - 2.04
Fair value of underlying stock	$3.68 - 7.14
During the fiscal year ended June 30, 2025, a total of 650,000 Class B Units were awarded. The assumptions under the Monte Carlo model related to profit interests units for fiscal year 2025, presented on a weighted-average basis, are provided below:

2025
Expected volatility	63.0%
Expected life (years) - time vesting units	1.8
Interest rate	4.18%
Dividend yield	—
Weighted-average fair value	$1.43
Fair value of underlying stock	$5.67
A summary of profits interests activity for the year ended June 30, 2026, was as follows:

Time-based unit awards	Number of units	Weighted average grant date fair value
Outstanding balance, June 30, 2025	1,178,196	$7.12
Granted	2,689,482	$1.21
Forfeited	(243,750)	$1.43
Vested	(357,963)	$1.87
Outstanding balance, June 30, 2026	3,265,965	$3.26

Performance-based unit awards	Number of units	Weighted average grant date fair value
Outstanding balance, June 30, 2025	1,696,671	$1.44
Granted	5,378,965	$1.02
Forfeited	(424,307)	$0.89
Vested	—	$—
Outstanding balance, June 30, 2026	6,651,329	$1.14
The total unrecognized compensation cost related to profits interests units outstanding as of June 30, 2026 was $10.8 million, comprised (i) $3.2 million related to time-based unit awards expected to be recognized over a weighted-average period of 3.0 years and (ii) $7.6 million related to performance-based unit awards, which will be recorded when it is probable that the performance-based criteria will be met.
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
Restricted Stock Units
A summary of time-based vesting restricted stock units activity for the year ended June 30, 2026, was as follows:

Restricted stock units - time based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2025	1,427,992	$11.92
Granted	2,153,774	$4.45
Forfeited	(711,102)	$4.62
Vested	(861,246)	$5.41
Outstanding balance, June 30, 2026	2,009,418	$4.49
The total unrecognized compensation cost related to time-based restricted stock units outstanding as of June 30, 2026, was $6.2 million and is expected to be recognized over a weighted-average period of 1.8 years.
A summary of performance-based vesting restricted stock units activity for the year ended June 30, 2026, was as follows:

Restricted stock units - performance based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2025	258,767	$5.18
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, June 30, 2026	258,767	$5.18

The total unrecognized compensation cost related to performance-based vesting restricted stock units outstanding as of June 30, 2026, was $0.03 million and is expected to be recognized over a weighted-average period of 0.5 years.
Nonqualified Stock Options
A summary of time-based vesting stock option activity for the year ended June 30, 2026, was as follows:

Stock options - time based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2025	554,499	$1.77
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding balance, June 30, 2026	554,499	$1.77

Exercisable balance, June 30, 2026	554,499	$0.16
As of June 30, 2026, there was no unrecognized compensation cost related to time-based vesting stock options outstanding.
A summary of performance-based vesting stock option activity for the year ended June 30, 2026, was as follows:

Stock options - performance based	Number of awards	Weighted average grant-date fair value per share
Outstanding balance, June 30, 2025	776,299	$3.08
Granted	—	$—
Forfeited	—	$—
Vested	—	$—
Outstanding balance, June 30, 2026	776,299	$3.08
The total unrecognized compensation cost related to performance-based vesting stock options outstanding as of June 30, 2026, was $0.1 million and is expected to be recognized over a weighted-average period of 0.5 years.
Note 11: Acquisitions
TRHC
On January 2, 2025, the Company completed the acquisition of certain pharmacy assets from Tabula Rasa Healthcare Group, Inc. (“TRHC”), a leading pharmacy care management company, for a total purchase price of $4.8 million. The acquisition was funded through cash on hand.
The acquisition of the TRHC assets was accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired and the estimated future economic benefits arising from expected growth opportunities for the Company and is not deductible for income tax purposes.
The following table represents the finalized allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date. The measurement period has closed, and the Company did not recognize any measurement period adjustments.

Final Allocation
in thousands
Cash Consideration	$4,774
Total Consideration	$4,774

Prepaid expenses and other	$1,503
Property and equipment, net	1,158
Operating lease assets	1,053
Goodwill	2,097
Deposits and other	16
Current portion of operating lease obligation	(115)
Noncurrent portion of operating lease obligation	(938)
Fair value of assets and liabilities	$4,774
Note 12:    Income Taxes
The components of pre-tax income (loss), based on the jurisdiction of the legal entity, were as follows:

	Year ended June 30,
	2026	2025
	in thousands
Domestic	266	(34,027)
Total pre-tax income (loss)	$266	$(34,027)
For the years ended June 30, 2026, and 2025, none of the Company’s pre-tax income was derived from foreign sources.

The Company’s effective income tax rate for the years ended June 30, 2026 and 2025 was 356.5% and (3.9)%, respectively, which differed from the amount computed by applying the applicable U.S. federal statutory corporate income tax rate of 21% in each period as a result of the following factors:

	Year ended June 30,
	2026		2025
	in thousands, except percentages
US Federal statutory rate	$56	21.0%	$(7,088)	21.0%
State & local income tax, net of federal benefit (a)	(78)	(29.4)%	1,251	(3.7)%
Change in valuation allowance	(1,495)	(561.4)%	4,122	(12.2)%
Nontaxable or nondeductible items:
IRC Section 162(m) limitation (b)	347	130.2%	358	(1.1)%
Non-controlling Interest	(389)	(146.1)%	1,050	(3.1)%
Lobbying expense	200	75.1%	134	(0.4)%
Stock Options	164	61.8%	139	(0.4)%
Meals and Entertainment	54	20.3%	77	(0.2)%
Penalties	3,811	1431.0%	13	—%
Other Adjustments
Deferred Adjustment	(1,646)	(617.9)%	1,260	(3.8)%
Prior year true-up	(75)	(28.0)%	—	—%
Effective Tax Rate	$949	356.5%	$1,316	(3.9)%
___________________________________
(a)The majority of the state tax effect relates to California
(b)Reflects the permanent addback for the IRC Section 162(m) limitation, which limits the deduction of compensation for the five highest paid officers to $1.0 million per officer.
Provision for income taxes consisted of the following for the years ended June 30, 2026 and 2025:

	Year ended June 30,
	2026	2025
	in thousands
Current:
Federal	$359	$—
State	301	14
Total current tax expense	660	14

Deferred:
Federal	605	62
State	(316)	1,240
Total deferred tax expense	289	1,302
Provision for income taxes	$949	$1,316

The significant components of deferred tax assets and liabilities were as follows for the years ended June 30, 2026 and 2025:

	Year ended June 30,
	2026	2025
	in thousands
Deferred tax assets:
Amortization	$595	$707
Federal net operating losses	24,642	24,624
State net operating losses	10,955	10,045
Provision for uncollectible accounts	2,550	1,957
Accrued vacation	1,180	868
Reported and estimated claims	416	673
Stock-based compensation	757	467
Accrued bonuses	1,747	1,305
Interest expense	738	2,791
Lease liability	6,018	7,521
Accrued settlement	4,397	2,456
Other	47	—
Total deferred tax assets	54,042	53,414
Valuation allowance	(22,421)	(23,036)
Deferred tax assets, net of valuation allowance	31,621	30,378
Deferred tax liabilities:
Goodwill	(14,289)	(11,788)
Depreciation	(9,257)	(12,018)
Equity investment	(8,098)	(7,679)
Prepaid expenses	(2,548)	(530)
ROU asset	(5,523)	(7,108)
Deferred commissions	(957)	—
Other	—	(16)
Total deferred tax liabilities	(40,672)	(39,139)
Net deferred tax liability	$(9,051)	$(8,761)
For the year ended June 30, 2026, the components of income taxes paid were as follows:

in thousands
U.S. federal	$610
U.S. state and local	17
Foreign	—
Total income taxes paid	$627
The amount of income taxes paid during the year in any individual jurisdiction, net of refunds, did not exceed 5% of total income taxes paid.
Carryforwards
The Company had state net operating loss carryforwards of $246.8 million and $230.1 million at June 30, 2026 and 2025, respectively, which will begin to expire in 2038 if not utilized. Additionally, the Company had federal net operating loss carryforwards of $117.3 million as of each of June 30, 2026 and 2025, which do not expire.

Valuation Allowance
The Company has provided $22.4 million and $23.0 million at June 30, 2026 and June 30, 2025, respectively, as a valuation allowance against its deferred tax assets for federal and state net operating losses and state IRC 163(j) interest expense limitations where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.
Other
The Company had no uncertain tax positions at June 30, 2026 and 2025.
The Company files income tax returns as a consolidated group, excluding SH1, InnovAge Sacramento, InnovAge Orlando, and InnovAge Tampa in the U.S. federal jurisdiction and various states and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by U.S. federal and various U.S. state-taxing authorities.
The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations, or liquidity. The Company is subject to income tax examinations by U.S. federal and state jurisdictions for the period ended June 30, 2023 and forward. The Company is subject to income tax examinations by California, Colorado and New Mexico state jurisdictions for the period ended June 30, 2022 and forward.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the “Reconciliation Act”) was enacted in the U.S. The Reconciliation Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The net effect of the Reconciliation Act did not have a material impact on the Company’s effective tax rate for the year ended June 30, 2026. The Company continues to evaluate the impact of the Reconciliation Act on its consolidated financial statements and will update its estimates as additional guidance becomes available.
Note 13:    Segment Reporting

As of June 30, 2026, the Company has two operating segments, both of which are related to the Company’s PACE offering. The PACE-related operating segments are based on two geographic divisions, which are East and West. Due to the similar economic characteristics, nature of services, and customers, we have aggregated our East and West operating segments into one reportable segment for PACE. The Company’s other/reconciling category related to Senior Housing, and is shown below as “Other” along with certain corporate unallocated expenses. As of June 30, 2026, the Company no longer operates Senior Housing as the remaining Senior Housing assets were sold. See Note 4, "Investments - Noncontrolling interest."

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

The following table summarizes the operating results regularly provided to the CODM by segment for the years ended June 30, 2026 and 2025:

	June 30, 2026			June 30, 2025
in thousands	PACE	All other(1)	Totals	PACE	All other(1)	Totals
Capitation revenue	$988,384	$—	$988,384	$852,353	$—	$852,353
Other service revenue	1,066	257	1,323	356	990	1,346
Total revenues	989,450	257	989,707	852,709	990	853,699
External provider costs	449,843	—	449,843	431,152	—	431,152
Cost of care, excluding depreciation and amortization	311,967	133	312,100	268,338	570	268,908
Center-Level Contribution Margin	227,640	124	227,764	153,219	420	153,639

Sales and marketing			34,361			28,217
Corporate, general and administrative			166,489			122,058
Depreciation and amortization			21,142			19,510
Impairments and loss on assets held for sale			3,154			13,615
Operating income (loss)			2,618			(29,761)
Other expense			(2,352)			(4,266)
Income (Loss) Before Income Taxes			$266			$(34,027)

Depreciation and amortization	$21,141	$1	$21,142	$19,058	$452	$19,510
___________________________________
(1)Center-level Contribution Margin from the other/reconciling category was attributable to Senior Housing for the years ended June 30, 2026 and 2025.
Note 14:    Earnings per Share
Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and other equity awards, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are antidilutive and are therefore excluded from the computation of diluted EPS. When net income from continuing operations exists, performance-based units, are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the year ended June 30, 2026 and 2025, 1,900,001 and 105,482 potentially dilutive units were excluded from the weighted-average shares used to calculate the diluted net loss per common share, respectively, as they would have an antidilutive effect.

The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended June 30,
in thousands, except share values	2026	2025
Net loss attributable to InnovAge Holding Corp.	$(2,537)	$(30,313)
Weighted average common shares outstanding (basic)	135,698,603	135,387,555
EPS (basic)	$(0.02)	$(0.22)

Dilutive shares	—	—
Weighted average common shares outstanding (diluted)	135,698,603	135,387,555
EPS (diluted)	$(0.02)	$(0.22)
Note 15:    Subsequent Event
The Company has evaluated subsequent events through September 8, 2026, the date on which the consolidated financial statements were issued, and noted there were none.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2026.
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
Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2026.
Attestation Report of the Registered Public Accounting Firm
The attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting as of June 30, 2026 is included in Item 8, Financial Statements and Supplementary Data of this Annual Report.
Changes to our Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
Insider Trading Arrangements and policies
On June 2, 2026, Nicole D’Amato, the Company’s Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 34,021 shares of the Company’s common stock through September 25, 2027, or upon the earlier completion of all authorized transactions under the plan.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item, other than the information regarding the code of ethics and business conduct set forth below, will be set forth in the Proxy Statement relating to our upcoming Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the fiscal year ended June 30, 2026, and is incorporated in herein by reference.
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
Item 11.    EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2026, and is incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2026, and is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2026, and is incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement, which is expected to be filed with the SEC no later than 120 days after the end of our fiscal year ended June 30, 2026, and is incorporated herein by reference.

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

4.1	Description of Securities (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2025).

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

10.9+
Class B Unit Award Agreement, dated as of September 5, 2025, by and between TCO Group Holdings, L.P. and Patrick Blair (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on September 9, 2025).

10.10+
Employment Agreement, dated May 11, 2026, by and between Total Community Options, Inc. and Jennifer Browne (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 12, 2026).

10.11+
Class B Unit Award Agreement, dated May 11, 2026, by and between TCO Group Holdings, L.P. and Jennifer Browne (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 12, 2026).

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

10.14+
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

10.17+
Class B Unit Award Agreement, dated as of September 5, 2025, by and between TCO Group Holdings, L.P. and Nicole D’Amato (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on September 9, 2025).

10.18+	InnovAge Holding Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on March 5, 2021).

10.19+
Employment Agreement, effective September 30, 2025, by and between Total Community Options, Inc. and Meredith Delk (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2025).

10.20+
Class B Unit Award Agreement, dated as of September 5, 2025, by and between TCO Group Holdings, L.P. and Meredith Delk (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2025).

10.21+*	Employment Agreement, dated August 17, 2026, by and between Total Community Options, Inc. and Paul Taheri.
10.22+*	Class B Unit Award Agreement, dated as of August 17, 2026, by and between TCO Group Holdings, L.P. and Paul Taheri.

10.23+	TCO Group Holdings, L.P. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 12, 2023).

10.24+	Form of Stock Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 24, 2021).

10.25+	Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on September 10, 2024).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed with the SEC on September 9, 2025).
21*	Subsidiaries of InnovAge Holding Corp.

23*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on September 10, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

Date: September 8, 2026	INNOVAGE HOLDING CORP.
	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 8, 2026.

Signature	Title

/s/ Patrick Blair	Chief Executive Officer (principal executive officer)
Patrick Blair

/s/ Benjamin C. Adams	Chief Financial Officer (principal financial officer and principal accounting officer)
Benjamin C. Adams

/s/ John Ellis Bush	Director
John Ellis Bush

/s/ James Carlson	Director
James Carlson

/s/ Andrew Cavanna	Director
Andrew Cavanna

/s/ Patricia Fontneau	Director
Patricia Fontneau

/s/ Edward Kennedy, Jr.	Director
Edward Kennedy, Jr.

/s/ Pavithra Mahesh	Director
Pavithra Mahesh

/s/ Thomas Scully	Director, Chair of the Board
Thomas Scully

/s/ Teresa Sparks	Director
Teresa Sparks

/s/ Marilyn Tavenner	Director
Marilyn Tavenner

/s/ Sean Traynor	Director
Sean Traynor

/s/ Richard Zoretic	Director
Richard Zoretic