Form 10-Q
period 2026-09-30
InnovAge Holding Corp.
filed 2026-11-03
CIK 1834376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 136,456,506 of the registrant’s common stock outstanding.

InnovAge Holding Corp. and Subsidiaries
Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2026
Cautionary Note on Forward-Looking Statements
Throughout this Quarterly Report on Form 10-Q, we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth opportunities or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•the viability of our growth strategy, including our ability to find suitable geographies for new centers and obtain licenses to open such centers, our ability to ramp up our de novo centers and the outcome of our organizational and enterprise efficiency initiatives;
•our ability to identify, successfully complete and integrate acquisitions, joint ventures and other strategic partnerships;
•our ability to attract new participants and retain existing participants to implement our growth strategy;
•the impact on our business from ongoing macroeconomic, geopolitical and industry-related challenges, including labor shortages, labor competition, high inflation, and supply chain disruptions as a result of tariffs and trade disputes;
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
•the adverse impact of legal proceedings, enforcement actions and litigation and disputes;
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
•our status as a “controlled company”;
•the volatility of our stock price; and
•other factors disclosed in the section entitled “Risk Factors” in our Annual Report for the year ended June 30, 2026 filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2026 ("2026 10-K"), and our subsequent filings with the SEC.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except shares and par value data)
(Unaudited)

	September 30, 2026	June 30, 2026
Assets
Current Assets
Cash and cash equivalents	$119,253	$97,891
Short-term investments	43,740	43,435
Restricted cash	9	10
Accounts receivable	25,495	42,390
Prepaid expenses and other	34,444	27,311
Income tax receivable	843	3,276
Total current assets	223,784	214,313
Noncurrent Assets
Property and equipment, net	163,689	166,086
Operating lease assets	20,289	21,412
Deposits and other	10,103	10,318
Goodwill	142,046	142,046
Other intangible assets, net	3,053	3,218
Total noncurrent assets	339,180	343,080
Total assets	$562,964	$557,393
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$100,679	$115,358
Reported and estimated claims	51,425	56,864
Due to Medicaid and Medicare	27,334	18,266
Current portion of long-term debt	2,536	2,536
Current portion of finance lease obligations	6,190	6,275
Current portion of operating lease obligations	4,315	4,592
Total current liabilities	192,479	203,891
Noncurrent Liabilities
Deferred tax liability, net	8,252	9,051
Finance lease obligations	7,010	8,251
Operating lease obligations	18,902	19,775
Other noncurrent liabilities	2,127	2,128
Long-term debt, net of debt issuance costs	44,978	45,521
Total liabilities	273,748	288,617
Commitments and Contingencies (See Note 9)
Redeemable Noncontrolling Interests (See Note 4)	31,262	30,013
Stockholders’ Equity
Common stock, $0.001 par value; 500,000,000 authorized as of September 30, 2026 and June 30, 2026; 137,919,485 issued and 136,456,506 outstanding as of September 30, 2026 and 137,483,028 issued and 136,020,049 outstanding as of June 30, 2026	137	137
Treasury stock at cost, 1,462,979 shares as of September 30, 2026 and June 30, 2026	(7,500)	(7,500)
Additional paid-in capital	348,908	348,724
Retained deficit	(86,205)	(105,758)
Total InnovAge Holding Corp.	255,340	235,603
Noncontrolling interests	2,614	3,160
Total stockholders’ equity	257,954	238,763
Total liabilities and stockholders’ equity	$562,964	$557,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except number of shares and per share data)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Revenues
Capitation revenue	$264,690	$235,751
Other service revenue	67	354
Total revenues	264,757	236,105
Expenses
External provider costs	115,671	108,863
Cost of care, excluding depreciation and amortization	85,499	75,886
Sales and marketing	8,630	7,605
Corporate, general and administrative	29,149	30,273
Depreciation and amortization	5,658	5,085
Loss on assets held for sale	—	104
Total expenses	244,607	227,816
Operating Income	20,150	8,289

Other Income (Expense)
Interest expense, net	(123)	(1,251)
Other income, net	10	878
Total other expense	(113)	(373)
Income Before Income Taxes	20,037	7,916
Provision (Benefit) for Income Taxes	(841)	247
Net Income	20,878	7,669
Less: net income (loss) attributable to noncontrolling interests	1,325	(350)
Net Income Attributable to InnovAge Holding Corp.	$19,553	$8,019

Weighted-average number of common shares outstanding - basic	136,413,824	135,592,487
Weighted-average number of common shares outstanding - diluted	137,068,443	136,760,874

Net income per share - basic	$0.14	$0.06
Net income per share - diluted	$0.14	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2026
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income
	Shares	Amount			Shares	Amount
Balances, June 30, 2026	136,020,049	$137	$348,724	$(105,758)	1,462,979	$(7,500)	$3,160	$238,763	$30,013
Stock-based compensation	570,749	—	1,741	—	—	—	—	1,741	—
Tax withholding related to net share settlements of stock-based compensation awards	(134,292)	—	(1,557)	—	—	—	—	(1,557)	—
Distributions to joint venture	—	—	—	—	—	—	—	—	(622)
Net income (loss)	—	—	—	19,553	—	—	(546)	19,007	1,871	$20,878
Balances, September 30, 2026	136,456,506	$137	$348,908	$(86,205)	1,462,979	$(7,500)	$2,614	$257,954	$31,262

	Three Months Ended September 30, 2025
	Capital Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Noncontrolling Interests	Total Permanent Stockholders' Equity	Redeemable Noncontrolling Interests (Temporary Equity)	Net Income
	Shares	Amount			Shares	Amount
Balances, June 30, 2025	135,440,292	$137	$343,378	$(101,047)	1,462,979	$(7,500)	$2,930	$237,898	$25,010
Stock-based compensation	331,599	—	2,308	—	—	—	—	2,308	—
Tax withholding related to net share settlements of stock-based compensation awards	(90,460)	—	(319)	—	—	—	—	(319)	—
Contributions from joint venture	—	—	—	—	—	—	3,200	3,200	—
Net income (loss)	—	—	—	8,019	—	—	(1,277)	6,742	927	$7,669
Balances, September 30, 2025	135,681,431	$137	$345,367	$(93,028)	1,462,979	$(7,500)	$4,853	$249,829	$25,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVAGE HOLDING CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Operating Activities
Net income	$20,878	$7,669
Adjustments to reconcile net income to net cash provided by operating activities
Loss (gain) on disposal of assets	5	(483)
Depreciation and amortization	5,658	5,085
Operating lease rentals	1,524	1,562
Loss on assets held for sale	—	104
Amortization of deferred financing costs	180	213
Stock-based compensation	1,741	2,308
Deferred income taxes	(799)	247
Other, net	927	598
Changes in operating assets and liabilities
Accounts receivable	16,895	13,199
Prepaid expenses and other	(7,134)	(1,306)
Income tax receivable	2,433	—
Deposits and other	(668)	(950)
Accounts payable and accrued expenses	(14,976)	(24,303)
Reported and estimated claims	(5,439)	(368)
Due to Medicaid and Medicare	9,068	1,908
Operating lease liabilities	(1,551)	(1,559)
Net cash provided by operating activities	28,742	3,924
Investing Activities
Purchases of property and equipment	(2,988)	(4,077)
Purchases of short-term investments	(437)	(453)
Proceeds from sale of assets held for sale	—	3,716
Net cash used in investing activities	(3,425)	(814)
Financing Activities
Payments for finance lease obligations	(1,404)	(1,395)
Principal payments on long-term debt	(634)	(60,012)
Proceeds from the issuance of long-term debt	—	60,082
Payments on financing costs	—	(1,567)
Contribution from joint venture partner	—	3,200
Distribution to joint venture partner	(361)	—
Taxes paid related to net settlements of stock-based compensation awards	(1,557)	(319)
Net cash used in financing activities	(3,956)	(11)

Net change in cash, cash equivalents and restricted cash including cash of $0.08 million reclassified to assets held for sale for the three months ended September 30, 2025	21,361	3,099
Less: change in cash and restricted cash reclassified to assets held for sale	—	(82)
INCREASE IN CASH, CASH EQUIVALENTS & RESTRICTED CASH	21,361	3,017

CASH, CASH EQUIVALENTS & RESTRICTED CASH, BEGINNING OF PERIOD	97,901	64,140
CASH, CASH EQUIVALENTS & RESTRICTED CASH, END OF PERIOD	$119,262	$67,157

Supplemental Cash Flows Information
Interest paid	$769	$1,304
Income taxes paid	$23	$—
Property and equipment included in accounts payable	$1,293	$509
Property and equipment purchased under finance leases	$78	$17

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
As of September 30, 2026, the Company served approximately 8,420 PACE participants, making it the largest PACE provider in the United States of America (the “U.S.”) based upon participants served, and operated 20 PACE centers across California, Colorado, Florida, New Mexico, Pennsylvania and Virginia.
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
Note 2: Summary of Significant Accounting Policies
The Company described its significant accounting policies in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2026 (“2026 10-K”). There were no significant changes to those accounting policies during the three months ended September 30, 2026.
Basis of Preparation and Principles of Consolidation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such regulations. These financial statements have been prepared on a basis consistent with the accounting principles applied for the fiscal year ended June 30, 2026. In the opinion of management, all adjustments (consisting of all normal and recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIEs”) for which it is the primary beneficiary and entities for which it is the controlling general partner. All intercompany accounts and transactions have been eliminated in consolidation.
The Company does not have any components of comprehensive income and comprehensive income is equal to net income reported in the statements of operations for all periods presented.

Property and Equipment
Property and equipment were comprised of the following as of September 30, 2026 and June 30, 2026:

dollars in thousands	Estimated Useful Lives	September 30, 2026	June 30, 2026
Land	N/A	$10,738	$10,738
Buildings and leasehold improvements	10 - 40 years	148,862	148,862
Software	3 - 5 years	31,641	31,418
Equipment and vehicles	3 - 7 years	73,416	75,034
Construction in progress	N/A	17,384	15,377
		282,041	281,429
Less: accumulated depreciation and amortization		(118,352)	(115,343)
Total property and equipment, net		$163,689	$166,086
Depreciation of $5.5 million and $4.9 million was recorded during the three months ended September 30, 2026 and 2025, respectively.
Recent Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that each interim and annual reporting period, an entity disclose more information about the components of certain expense captions than is currently disclosed in the financial statements. As revised by ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, the provisions of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects this guidance will have on its condensed consolidated financial statements.
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
Note 3: Revenue Recognition
Capitation Revenue and Accounts Receivable
The Company's revenues are based on the estimated per member, per month ("PMPM") amounts the Company expects to be entitled to receive from the capitated fees per participant that are paid monthly by Medicaid, Medicare, the VA, and private pay sources. Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. VA is included in “Private Pay and other” and is also capitated. Private pay includes direct payments from participants who do not qualify for the full capitated rate and have to pay all or a portion of the capitated rate. Costs to obtain contracts consist of sales commissions for new enrollees and are included in Deposits and other on the Company's condensed consolidated balance sheets. These costs are amortized over a three-year period which corresponds to the average time a participant is enrolled in the PACE program. As of September 30, 2026 and June 30, 2026, contract assets included within prepaid expenses and other and deposits and other were $4.8 million and $4.7 million, respectively.
The Company disaggregates capitation revenue from the following sources for the three months ended:

	September 30,
	2026	2025
Medicaid	56%	56%
Medicare	44%	44%
Private pay and other	*%	*%
Total	100%	100%
*Less than 1%
The Company provides comprehensive healthcare services to participants on the basis of capitated or fixed fees per participant that are paid monthly by Medicare, Medicaid, the VA and private pay sources. The Company's accounts receivable as of September 30, 2026 and June 30, 2026 were primarily from capitation revenue arrangements. The concentration of receivables from participants and third-party payers was as follows:

	September 30, 2026	June 30, 2026
Medicaid	95%	89%
Medicare	3%	10%
Private pay and other	2%	1%
Total	100%	100%
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
Note 4: Investments
Redeemable Noncontrolling Interest
InnovAge Sacramento
On March 18, 2019, the Company entered into a joint venture with Adventist Health System/West (“Adventist”) and Eskaton Properties, Incorporated (“Eskaton”) relating to InnovAge California PACE - Sacramento ("InnovAge Sacramento"). As of each of September 30, 2026, the Company held a 60% membership interest in the joint venture and Adventist and Eskaton held 26.35% and 13.65%, respectively. As a result, the joint venture’s results are consolidated in the Company’s condensed consolidated financial statements.
The InnovAge California PACE-Sacramento LLC Limited Liability Company Agreement (the “JV Agreement”) includes numerous provisions whereby, if certain conditions are met, the joint venture may be required to purchase, at fair market value, certain members’ interests or certain members may be required to purchase, at fair market value, the interests of certain other members. The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As of September 30, 2026, none of the conditions specified in the JV Agreement had been met. Accordingly, these put rights held by the noncontrolling interests of the joint venture are required to be presented as temporary equity and are recorded as redeemable noncontrolling interests on the Company's condensed consolidated balance sheets. As of September 30, 2026 and June 30, 2026, the Company's redeemable noncontrolling interest was recorded at a fair value of $31.3 million and $30.0 million, respectively.

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
The following table shows the Company’s short-term investments that are measured and accounted for at fair value on a recurring basis as of September 30, 2026 and June 30, 2026:

	September 30, 2026
in thousands	Amortized Cost	Unrealized Gain	Fair Value
Level 1
Mutual funds	$43,551	$189	$43,740
Total short-term investments	$43,551	$189	$43,740

	June 30, 2026
in thousands	Amortized Cost	Unrealized Gain	Fair Value
Level 1
Mutual funds	$43,114	$321	$43,435
Total short-term investments	$43,114	$321	$43,435
The Company’s investment in InnovAge Sacramento includes a put right for the noncontrolling interest holders to require the Company to repurchase the interest of the noncontrolling interest holders at fair value, after the initial term of the management services agreement in 2028. As a result, at each fiscal period end the Company reports this put right at the greater of (i) carrying value of the redeemable noncontrolling interest or (ii) fair value of the redeemable noncontrolling interest. Because this asset does not have observable inputs, Level 3 inputs are used to measure fair value. The fair value of the redeemable noncontrolling interest is determined utilizing a discounted cash flow model. As of September 30, 2026 and June 30, 2026, the Company’s redeemable noncontrolling interest was recorded at fair value of $31.3 million and $30.0 million, respectively.
There were no transfers in and out of Level 3 during the three months ended September 30, 2026 and 2025. The Company’s policy is to recognize transfers as of the actual date of the event or change in circumstances.

Note 6: Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets acquired. The Company had goodwill of $142.0 million as of each of September 30, 2026 and June 30, 2026. Goodwill is not amortized.
Pursuant to ASC 350, “Intangibles – Goodwill and Other,” the Company reviews the recoverability of goodwill annually as of April 1 or whenever significant events or changes occur which might impair the recovery of recorded amounts. For purposes of the annual goodwill impairment assessment for fiscal years 2026 and 2025, the Company identified two reporting units, East and West. There were no indicators of impairment identified and no goodwill impairment recorded during the three months ended September 30, 2026 and 2025.
Intangible assets consisted of the following as of:

in thousands	September 30, 2026	June 30, 2026
Definite-lived intangible assets	$6,600	$6,600
Indefinite-lived intangible assets	2,000	2,000
Total intangible assets	8,600	8,600
Accumulated amortization	(5,547)	(5,382)
Balance as of end of period	$3,053	$3,218
Intangible assets consist primarily of customer relationships acquired through business acquisitions. The Company recorded amortization expense of $0.2 million for each of the three months ended September 30, 2026 and 2025.
The Company reviews the recoverability of other intangible assets in conjunction with long-lived assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. There were no intangible asset impairments recorded during the three months ended September 30, 2026 and 2025.
Note 7: Leases
The following table presents the components of the Company's right-of-use assets and their classification in the Company's condensed consolidated balance sheets as of:

Component of Lease Balances	Balance Sheet Line Items	September 30, 2026	June 30, 2026
in thousands
Assets:
Operating lease assets	Operating lease assets	$20,289	$21,412
Finance lease assets	Property and equipment, net	13,304	14,502
Total leased assets		$33,593	$35,914

The following table presents the components of the Company's lease cost and the classification of such costs in the Company's condensed consolidated statements of operations for the three months ended September 30:

		Three Months Ended September 30,
Component of Lease Cost	Statements of Operations Line Items	2026	2025
in thousands
Operating lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	$1,505	$1,527
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	1,275	1,312
Interest on lease liabilities	Interest expense, net	184	248
Variable lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	—	—
Short-term lease cost	Cost of care excluding depreciation and amortization and Corporate, general and administrative	39	51
Total lease expense		$3,003	$3,138
The following table includes the future maturities of lease payments for operating leases and finance leases for periods subsequent to September 30, 2026:

in thousands	Operating Lease	Finance Lease	Total
Amount remaining in 2027	$4,417	$4,912	$9,329
2028	5,218	4,452	9,670
2029	4,362	2,315	6,677
2030	4,123	1,465	5,588
2031	4,051	1,007	5,058
Thereafter	6,369	194	6,563
Total lease payments	28,540	14,345	42,885
Less liability accretion / imputed interest	(5,323)	(1,145)	(6,468)
Total lease liabilities	23,217	13,200	36,417
Less: Current lease liabilities	4,315	6,190	10,505
Total long-term lease liabilities	$18,902	$7,010	$25,912
Note 8. Long-Term Debt
Long-term debt consisted of the following at September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
	in thousands
Senior secured borrowings:
Term Loan Facility	$48,179	$48,812
Total debt	48,179	48,812
Less: unamortized debt issuance costs	665	755
Less: current maturities	2,536	2,536
Noncurrent maturities	$44,978	$45,521

Credit Agreement
The Company is party to a Credit Agreement, dated March 8, 2021, as amended on June 14, 2023 and further amended on August 8, 2025 (as amended, the “Credit Agreement”). The Credit Agreement includes a Term Loan Facility with a $50.7 million term loan (the "Term Loan A Facility"), and a Revolving Credit Facility for maximum borrowing capacity of $100.0 million (the “Revolving Credit Facility”). The maturity date of both the Term Loan A Facility and the Revolving Credit Facility is March 8, 2026.
Terms of the Credit Agreement
Borrowing capacity under the Revolving Credit Facility is subject to (i) any issued amounts under the Company's letters of credit, which as of September 30, 2026 was $7.2 million, and (ii) applicable covenant compliance restrictions and any other conditions precedent to borrowing. Loans under the Credit Agreement are secured by substantially all of the Company’s assets. Principal on the Term Loan A Facility is paid each calendar quarter in an amount equal to 1.25% of the initial term loan on closing date.
Outstanding principal amounts under the Credit Agreement accrue interest at a variable interest rate. As of September 30, 2026, the interest rate on the Term Loan Facility was 6.31%. Under the terms of the Credit Agreement, the Revolving Credit Facility fee accrues at 0.50% of the average daily unused amount and is paid quarterly. As of September 30, 2026, the Company had no borrowings outstanding, $7.2 million of letters of credit issued, and $92.8 million of remaining capacity under the Revolving Credit Facility.
The Credit Agreement requires the Company to meet certain operational and reporting requirements, including, but not limited to, a secured net leverage ratio. Additionally, annual capital expenditures and permitted investments, including acquisitions, are limited to amounts specified in the Credit Agreement. The Credit Agreement also provides certain restrictions on dividend payments and other equity transactions and requires the Company to make prepayments under specified circumstances. As of September 30, 2026, the Company was in compliance with the covenants of the Credit Agreement.
Deferred financing costs are amortized over the term of the underlying debt and unamortized amounts related to the Term Loan A Facility have been partially offset against long-term debt and unamortized amounts related to the Revolving Credit Facility are recorded in deposits and other in the condensed consolidated balance sheets. Total amortization of deferred financing costs was $0.2 million for each of the three months ended September 30, 2026 and 2025.
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

In October 2026, the Company and the United States, acting through the DOJ, and, separately, the States of California, Colorado, New Mexico and Virginia executed settlement agreements relating to the 2021 and 2022 civil investigative demands described above. The agreements required aggregate monetary payments by the Company of approximately $36.9 million made at the end of October, and provide for the release of certain civil and administrative monetary claims arising from the conduct covered by the agreements.
Stockholder Lawsuit

On April 20, 2022, the Board received a books and records demand pursuant to Section 220 of the Delaware General Corporation Law from a purported stockholder of the Company, Brian Hall. On May 15, 2023, Mr. Hall filed a lawsuit in the Delaware Court of Chancery asserting derivative claims for breach of fiduciary duty against certain of the Company’s current and former officers and directors generally relating to alleged failures by the defendants to take remedial actions to address the matters that resulted in sanctions by CMS at certain of the Company’s centers, and alleged misstatements in the Company’s public filings relating to those matters. On May 4, 2026, the parties entered into a settlement agreement to resolve the action. The settlement agreement provided for, among other things, a monetary payment to the Company and an award of plaintiff's attorneys’ fees, to be fully funded by insurance proceeds, as well as the adoption by the Company of certain corporate governance enhancements. The agreement was subject to court approval. On October 7, 2026, at an approval hearing, the Court denied the approval of the proposed settlement because, among other reasons, the Court did not believe that the plaintiff had demonstrated standing to pursue certain of the claims asserted in his complaint. On October 21, 2026, the Company and individual defendants provided to the plaintiff a notice of intent to terminate the settlement agreement. The plaintiff has not responded. The plaintiff could challenge the termination and continue to pursue approval of the settlement agreement, or accept the termination and either dismiss the lawsuit or proceed with litigating the case. At this time, the Company cannot predict when or how the plaintiff will decide to proceed, and is unable to estimate the range of possible losses, if any, from this matter if the plaintiff decides to litigate. The Court has not established any further deadlines in the case.

Litigation Accrual
As of September 30, 2026, the accrual for litigation matters was approximately $36.7 million, substantially all of which related to the 2021 and 2022 civil investigative demands described above. The accrual is included in accounts payable and accrued expenses in the Company's condensed consolidated balance sheet.
The results of regulatory proceedings, investigations, inquiries, litigation, claims and audits are inherently unpredictable and uncertain and their actual outcome could differ materially from amounts accrued. The outcomes of regulatory proceedings, investigations, inquiries, litigation, claims and audits could be material to the Company’s financial condition and operating results for any particular period, depending in part, upon the operating results of such period. Regardless of the outcome, regulatory proceedings, investigations, inquiries, litigation, claims and audits have the potential to have an adverse impact on us due to any related defense and settlement costs, diversion of management resources, and other factors.
Note 10: Income Taxes
The Company recorded an income tax (benefit) expense of $(0.8) million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively. This represents an effective tax rate of (4.2)% and 3.1% for the three months ended September 30, 2026 and 2025, respectively.
The effective rate for the three months ended September 30, 2026 was different from the federal statutory rate primarily due to the Company’s book income offset partially by disallowed officers’ compensation under Section 162(m) of the Internal Revenue Code (“IRC”), disallowed stock options related to the profit interest units, exclusion of income and losses from entities not subject to tax, lobbying expenses, and the decrease in the Company's valuation allowance against net operating losses which occurred during the three month periods ended September 30, 2026.

The Company assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize deferred tax assets, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, taxable income in carryback years and tax planning strategies. In estimating income taxes, the Company assesses the relative merits and risks of the appropriate income tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. As of September 30, 2026, the Company determined that it is not “more likely than not” that the deferred tax assets associated with certain state net operating losses will be realized and as such continues to maintain a valuation allowance against these state deferred tax assets. The Company also determined it is "more likely than not" that the deferred tax assets associated with certain federal and combined state net operating losses will be realized and as such has released a valuation allowance against these federal deferred tax assets. The Company has provided $7.5 million at September 30, 2026 and $22.4 million at June 30, 2026, as a valuation allowance against its deferred tax assets for federal and state net operating losses where there is not sufficient positive evidence to substantiate that these deferred tax assets will be realized at a more-likely-than-not level of assurance.
Note 11: Earnings per Share
Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and other equity awards, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted EPS. When net income from continuing operations exists, performance-based units are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three months ended September 30, 2026 and 2025, there were 1,035,066 and 258,767 shares, respectively, excluded from the calculation of diluted EPS as they have performance criteria that have not been met at the end of the reporting period.
The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended September 30,
in thousands, except share values	2026	2025
Net income attributable to InnovAge Holding Corp.	$19,553	$8,019
Weighted average common shares outstanding (basic)	136,413,824	135,592,487
EPS (basic)	$0.14	$0.06

Dilutive shares	654,619	1,168,387
Weighted average common shares outstanding (diluted)	137,068,443	136,760,874
EPS (diluted)	$0.14	$0.06
Note 12: Segment Reporting
As of September 30, 2026, the Company had two operating segments, both of which are related to the Company’s PACE offering. The operating segments are based on two geographic divisions, which are East and West. Due to the similar economic characteristics, nature of services, and customers, the Company has aggregated its East and West operating segments into one reportable segment for PACE. Previously, the Company had three operating segments, with the Company’s third remaining operating segment primarily relating to Senior Housing, which was an immaterial operating segment, and shown below as "Other" along with certain corporate unallocated expenses. As of September 2025, the Company no longer operated Senior Housing as the remaining Senior Housing assets were sold.

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
The following table summarizes the operating results regularly provided to the CODM by segment for the three months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026			Three months ended September 30, 2025
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$264,690	$—	$264,690	$235,751	$—	$235,751
Other service revenue	67	—	67	97	257	354
Total revenues	264,757	—	264,757	235,848	257	236,105
External provider costs	115,671	—	115,671	108,863	—	108,863
Cost of care, excluding depreciation and amortization	85,499	—	85,499	75,735	151	75,886
Center-Level Contribution Margin	63,587	—	63,587	51,250	106	51,356

Sales and marketing			8,630			7,605
Corporate, general and administrative			29,149			30,273
Depreciation and amortization			5,658			5,085
Loss on assets held for sale			—			104
Operating income			20,150			8,289
Other expense			(113)			(373)
Income Before Income Taxes			$20,037			$7,916

Depreciation and amortization	$5,658	$—	$5,658	$5,084	$1	$5,085
_________________________________
(a)Center-level Contribution Margin from a segment below the quantitative thresholds was attributable to the Senior Housing operating segment of the Company. This segment never met any of the quantitative thresholds for determining reportable segments. As of September 2025, the Company no longer operated Senior Housing as the remaining Senior Housing assets were sold and since then the Company has one reporting segment.

Note 13: Related Party Transactions
Secondary Offering
On September 22, 2026, TCO Group Holdings, L.P., the Company's controlling shareholder (the "Selling Shareholder"), sold 10,000,000 shares of the Company's common stock in an underwritten public offering at a price of $9.25 per share. On October 20, 2026, the underwriters exercised in full their option to purchase an additional 1,500,000 shares from the Selling Shareholder at the same price. The Company did not sell any shares in the offering and did not receive any proceeds. Pursuant to its obligations under the Registration Rights Agreement, of which the Company is a party, the Company paid the offering expenses of $1.7 million.
The Shares were registered under the Securities Act pursuant to the Company's shelf Registration Statement on Form S-3 filed on July 31, 2026.

Note 14: Subsequent Events
The Company has evaluated subsequent events through November 3, 2026, the date on which the condensed consolidated financial statements were issued and noted there were none, except as disclosed in Note 9, "Commitments and Contingencies."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Readers are cautioned not to place undue reliance on any forward-looking statements, as forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly due to numerous known and unknown risks and uncertainties, including those discussed below and in the section entitled “Cautionary Note on Forward-Looking Statements.” Those known risks and uncertainties include, but are not limited to, the risk factors identified in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“2026 10-K”).
Overview
InnovAge Holding Corp. (“InnovAge”) became a public company in March 2021. As of September 30, 2026, the Company served approximately 8,420 PACE participants, and operated 20 PACE centers across six states: California, Colorado, Florida, New Mexico, Pennsylvania, and Virginia. At the beginning of fiscal year 2027, to increase operational efficiency, we began the process of converting two legacy PACE centers to alternate care setting (“ACS”) centers in Pennsylvania. Once the process is complete, which we expect to be during the second fiscal quarter, these ACS centers will provide our participants with flexibility to participate in activities and receive certain services.
Trends and Uncertainties Affecting the Company
Increased cost of care and external provider costs. We anticipate increased cost from our third-party service providers beginning in the second half of fiscal year 2027, or the first half of calendar year 2027, as providers seek to offset heightened expenses resulting, in part, from budget pressures associated with the Reconciliation Act, budget cuts to providers from state Medicaid programs, as well as possible increases in other costs in order to provide healthcare services. We did not experience a material increase to our cost of care and external provider costs during the first quarter of fiscal year 2027 and do not anticipate a material increase in the second quarter. However, we continue to monitor the situation, including with respect to the second half of fiscal year 2027. We continue to believe that our ongoing clinical and operational value initiatives may assist us in reducing unnecessary utilization and offsetting the increased costs anticipated in the later part of fiscal year 2027.
Labor market. The healthcare sector continues to experience workforce shortages, particularly in geriatrics, primary care and direct care roles, as well as a complex set of challenges in hiring additional professionals, which continued through the first quarter of fiscal year 2027. Competition from health systems and home health providers, drivers and caregivers has remained challenging for the Company’s ability to recruit and retain staff. Labor market pressures and competition continues to impact wage and benefit costs for our direct care providers and have also affected our staffing ability, which could impact our enrollment capacity. To mitigate these challenges, we continue to review our compensation and benefits to align with the markets in which we operate and focus our retention programs on critical roles and our operational measures to help improve productivity and continue reducing reliance on agency staffing. Partially as a result of increased competition and other market trends, there was an increase in the cost of care for the first quarter of fiscal year 2027 compared to the comparable period for fiscal year 2026, as discussed in "Results of Operations" below.
Census and capitation revenue. We continued to monitor the delays and increased gaps in eligibility, both for new enrollments and Medicaid redetermination applications, during the first quarter of fiscal year 2027. Such delays and eligibility gaps stem from issues with state enrollment and redetermination processes which vary by state and county. While processing delays abated modestly during fiscal year 2026, it is possible that these delays could persist or be exacerbated due to potential impacts of the Reconciliation Act. The foregoing has not yet had a material effect on the Company’s financial statements or operations; however, we continue to monitor the situation.
Medicaid Spending and Rates. Among other things, the Reconciliation Act has constrained states' use of provider taxes to finance Medicaid programs and some states have mandated changes in order to reduce Medicaid spending. Consequent state budgetary pressures may lead to (i) reductions in state workforce, which may include those responsible for overseeing PACE, possibly causing delays in eligibility determinations and discharge of other state responsibilities; (ii) reduction or removal of optional Medicaid services from the PACE benefit package; and (iii) pressure on Medicaid capitation rates. In Colorado, where we serve the largest cohort of our PACE census, we anticipate a decrease in Medicaid premium rates, which will be retroactive for the fiscal year beginning July 1, 2026. We also expect to face Medicaid reimbursement wage pressures from other states that release rates effective January 1, 2027, such as California, which could impact the latter half of our fiscal year. As a result, while we have not experienced any material impacts during the first quarter, we continue to expect the rate pressures to impact the Company's margins in fiscal 2027 and continue to monitor the full effects of the Reconciliation Act on the Company.
State Moratoriums. The California Department of Health Care Services ("DHCS") and, effective October 31, 2026, the Colorado Department of Health Care Policy & Financing have each paused PACE applications for all new PACE organizations and service area expansions until at least November 19, 2027 and October 31, 2028, respectively, or until otherwise notified. The pause in California does not apply to the ongoing Bakersfield center application, the review of which may resume following remediation of the deficiencies raised in our Sacramento and San Bernardino centers and the completion of the San Bernardino medical review. If other states enact similar moratoriums or restrictions on PACE expansion, our growth strategies or opportunities could be reduced or delayed.

For additional information on the various risks posed by macroeconomic events, regulation, and employee matters, please see the section entitled “Risk Factors” included in Part I, Item 1A of our 2026 10-K.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by the following factors:
•Our participants. We focus on providing all-inclusive care to frail, high-cost, dual-eligible seniors. We directly contract with government payors, such as Medicare and Medicaid, through PACE and receive a capitated risk-adjusted payment to manage the totality of a participant’s medical care across all settings. InnovAge manages participants that are, on average, more complex and medically fragile than other Medicare-eligible patients, including those in Medicare Advantage (“MA”) programs. As a result, we receive larger payments for our participants compared to MA participants. This is driven by two factors: (i) we believe we manage a higher acuity population, with an average risk adjustment factor (“RAF”) score of 2.51 based on InnovAge data as of September 30, 2026, compared to a baseline 1.0 RAF score calculated by CMS annually to represent the average Medicare fee-for-service beneficiary, with a higher RAF score indicating poorer health and higher predicted healthcare costs; and (ii) we have Medicaid spend in addition to Medicare. Our participants are managed on a capitated, or at-risk basis, where InnovAge is financially responsible for all participant medical costs. Our comprehensive care model and globally capitated payments are designed to cover participants from enrollment until the end of life, including coverage for participants requiring hospice and palliative care. For dual-eligible participants, we receive PMPM payments directly from Medicare and Medicaid, which provides recurring revenue streams and significant visibility into our revenue. The Medicare portion of our capitated payment is risk-based on the underlying medical conditions and frailty of each participant. We continue to strengthen our encounter data submission process so that our revenue more accurately reflects the acuity of the populations we serve.
•Our ability to grow enrollment and capacity within existing centers. We believe all seniors should have access to the type of all-inclusive care offered by the PACE model. Several factors can affect our ability to grow enrollment and capacity within existing centers, including competition, costs and regulatory compliance.
•Our ability to maintain high participant satisfaction and retention. Our comprehensive individualized care model and frequency of interaction with participants generates high levels of participant satisfaction. Our average participant tenure was 3.1 years as of September 30, 2026, measured as tenure from enrollment to disenrollment, among our centers that have been operated by us for at least five years. Furthermore, we experience low levels of voluntary disenrollment, averaging 6.5% annually over the last three fiscal years.
•Effectively managing costs. We receive capitated payments to manage the totality of a participant’s medical care across all settings. The risk pool of our population is highly acute. Various factors, including increased salaries, wages and benefits, increased staffing, annual increases in assisted living and nursing facility unit cost and general medical inflation have affected our external provider costs and cost of care, excluding depreciation and amortization, which represented approximately 76% of our revenue in the three months ended September 30, 2026.

•Center-level Contribution Margin. The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. As we serve more participants in existing centers, we expect to leverage our fixed cost base at those centers and increase the value of a center to our business over time.
•Our ability to expand via de novo centers within existing and new markets. Several factors can affect our ability to open de novo centers, including competition, costs and actions by local and state regulators, such as the moratorium issued in California by DHCS and any sanctions issued by regulators, legal, community or other obstacles in the construction or opening of such centers.
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
•Execute tuck-in acquisitions, strategic transactions and partnerships. Since fiscal year 2019, we have acquired and integrated several PACE organizations. We also have pursued and intend to continue pursuing additional relationships with key stakeholders, existing organizations and other care providers in order to form partnerships in target geographies.
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
•Investing to support growth. We intend to continue investing in our centers, value-based care model, and sales and marketing initiatives to support long-term growth. We expect our expenses to increase in absolute dollars for the foreseeable future to support our growth and as the result of current and potential legal and regulatory proceedings. We plan to continue investing in our growth while also maintaining focus on managing our results of operations. During fiscal years 2025 and 2026 we made investments to increase our sophistication as a payor to drive clinical value, improve outcomes, and manage cost trends, and have continued investing in these areas, including more recently in technology and artificial intelligence capabilities, into fiscal year 2027. Accordingly, in the short term, these activities increase our expenses as a percentage of revenue. While many of the anticipated benefits are expected to be realized over time, we believe certain benefits from these investment are beginning to emerge, and we expect these investments to positively impact our business and results of operations over the longer term.
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
Medicaid and Medicare capitation revenues are based on PMPM capitation rates under the PACE program. The PACE state contracts between us and the respective state Medicaid administering agency are renewed annually each June 30 in all states other than California and Pennsylvania, which contract on a calendar-year basis. We are currently operating in good standing under each of our PACE state contracts. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2026 10-K.
Other Service Revenue. Other service revenue primarily consists of revenues derived from state grants. For a discussion of our revenue recognition policies, please see Critical Accounting Estimates below and Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2026 10-K.
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
Cost of Care, Excluding Depreciation and Amortization. Cost of care, excluding depreciation and amortization, includes the costs we incur to operate our care delivery model. This includes costs related to salaries, wages and benefits for our Interdisciplinary Care Teams ("IDTs") and other center-level staff, participant transportation, medical supplies, occupancy, insurance and other operating costs. IDT employees include medical doctors, registered nurses, social workers, physical, occupational, and speech therapists, nursing assistants, and transportation workers. Other center-level employees include clinic managers, dieticians, activity assistants and certified nursing assistants. Cost of care excludes any expenses associated with sales and marketing activities incurred at a local level as well as any allocation of our corporate, general and administrative expenses. A portion of our cost of care, including our employee-related costs, is directly related to the number of participants cared for in a center. The remainder of our cost of care is fixed relative to the number of participants we serve, such as occupancy and insurance expenses. When we open new centers, we expect cost of care, excluding depreciation and amortization, to increase in absolute dollars due to higher census and facility related costs.
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
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses consist primarily of employee-related costs, including salaries, benefits and other compensation, as well as costs associated with technology, occupancy, professional services, insurance and other corporate functions. We expect our corporate, general and administrative expenses to increase in absolute dollars as we continue to invest in the infrastructure and resources necessary to support operations, growth, and to comply with the requirement of being a public company. However, over the long term, we anticipate corporate, general and administrative expenses to decrease as a percentage of revenue as we gain operating leverage, although such expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
Depreciation and Amortization. Depreciation and amortization expenses are primarily attributable to our buildings and leasehold improvements and our equipment and vehicles. Depreciation and amortization are recorded using the straight-line method over the shorter of estimated useful life or lease terms, to the extent the assets are being leased.
For more information relating to the components of our results of operations, see Results of Operations below and Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2026 10-K.
Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,
in thousands	2026	2025
Revenues
Capitation revenue	$264,690	$235,751
Other service revenue	67	354
Total revenues	264,757	236,105
Expenses
External provider costs	115,671	108,863
Cost of care, excluding depreciation and amortization	85,499	75,886
Sales and marketing	8,630	7,605
Corporate, general and administrative	29,149	30,273
Depreciation and amortization	5,658	5,085
Loss on assets held for sale	—	104
Total expenses	244,607	227,816
Operating Income	20,150	8,289

Other Income (Expense)
Interest expense, net	(123)	(1,251)
Other income, net	10	878
Total other expense	(113)	(373)
Income Before Income Taxes	20,037	7,916
Provision (Benefit) for Income Taxes	(841)	247
Net Income	20,878	7,669
Less: net income (loss) attributable to noncontrolling interests	1,325	(350)
Net Income Attributable to InnovAge Holding Corp.	$19,553	$8,019
Revenues

	Three Months Ended September 30,		Change
	2026	2025	$	%
in thousands
Capitation revenue	$264,690	$235,751	$28,939	12.3%
Other service revenue	67	354	(287)	(81.1)%
Total revenues	$264,757	$236,105	$28,652	12.1%

Capitation revenue. Capitation revenue was $264.7 million for the three months ended September 30, 2026, an increase of $28.9 million, or 12.3%, compared to $235.8 million for the three months ended September 30, 2025. This increase was driven by a $13.2 million, or 5.3%, increase in capitation rates coupled with a $15.7 million, or 6.7%, increase in member months for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in capitation rates for the three months ended September 30, 2026 was primarily driven by (i) a 4.7% increase in Medicaid capitation rates as determined by the States and (ii) a 5.8% increase in Medicare capitation rates. The increase in member months was primarily due to growth in our California, Colorado and Florida centers.
Operating Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
in thousands
External provider costs	$115,671	$108,863	$6,808	6.3%
Cost of care (excluding depreciation and amortization)	85,499	75,886	9,613	12.7%
Sales and marketing	8,630	7,605	1,025	13.5%
Corporate, general, and administrative	29,149	30,273	(1,124)	(3.7)%
Depreciation and amortization	5,658	5,085	573	11.3%
Loss on assets held for sale	—	104	(104)	—%
Total operating expenses	$244,607	$227,816	$16,791
External provider costs. External provider costs were $115.7 million for the three months ended September 30, 2026, an increase of $6.8 million, or 6.3%, compared to $108.9 million for the three months ended September 30, 2025. The increase was driven by an increase of $7.3 million, or 6.7%, in member months partially offset by a decrease of $0.5 million, or 0.4%, in cost per participant for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease in cost per participant for the three months ended September 30, 2026 was primarily driven by a decrease in assisted living and permanent nursing facility utilization and a decrease in pharmacy expense. The decrease in cost per participant was partially offset by an increase in inpatient utilization and an increase in assisted living and nursing facility unit cost.
Cost of care (excluding depreciation and amortization). Cost of care (excluding depreciation and amortization) expense was $85.5 million for the three months ended September 30, 2026, an increase of $9.6 million, or 12.7%, compared to $75.9 million for the three months ended September 30, 2025. This increase was driven by an increase of $4.5 million, or 5.6%, in cost per participant coupled with an increase of $5.1 million, or 6.7%, in member months. The overall increase of cost of care (excluding depreciation and amortization) expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by (i) a $3.5 million net increase in salaries, wages and benefits due primarily to an increase in headcount, higher wage rates, and cost associated with organizational restructure (ii) $1.4 million in third party fees associated with pharmacy services, (iii) $1.4 million in contract provider services, (iv) $1.9 million in fleet costs including contract transportation, and (v) $1.1 million in supplies and administrative costs.
Sales and marketing. Sales and marketing expenses were $8.6 million for the three months ended September 30, 2026, an increase of $1.0 million, or 13.5%, compared to $7.6 million for the three months ended September 30, 2025, primarily due to higher wage rates and increased marketing spend to support growth.
Corporate, general and administrative. Corporate, general and administrative expenses were $29.1 million for the three months ended September 30, 2026, a decrease of $1.1 million, or 3.7%, compared to $30.3 million for the three months ended September 30, 2025. This decrease for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to a decrease in salaries, wages and benefits associated with lower headcount.
Loss on assets held for sale. On September 11, 2025, the Company closed on the sale of assets previously held for sale and recorded an additional loss on assets held for sale of $0.1 million for the three months ended September 30, 2025.

Other Income (Expense)

	Three Months Ended September 30,		Change
	2026	2025	$	%
in thousands
Interest expense, net	$(123)	$(1,251)	$1,128	(90.2)%
Other income, net	10	878	(868)	(98.9)%
Total other expense	$(113)	$(373)	$260
Interest expense, net. Interest expense, net, consists primarily of interest payments on our outstanding borrowings, net of interest income earned on our cash and cash equivalents and restricted cash. The decrease in interest expense, net was due to a $0.8 million increase in interest income earned and a $0.3 million decrease in interest expense during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Other income, net. Other income, net decreased due to a $0.5 million decrease in investment income and a $0.3 million decrease in gains on disposal of capital assets in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Provision for Income Taxes
The Company and its subsidiaries calculate federal and state income taxes currently payable and for deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to enacted tax laws and rates applicable to periods in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The members of InnovAge Sacramento, InnovAge Orlando, and InnovAge Tampa had or have, as applicable, elected to be taxed as partnerships, and no provision (benefit) for income taxes for InnovAge Sacramento, InnovAge Orlando, or InnovAge Tampa is included in the condensed consolidated financial statements.
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
During the three months ended September 30, 2026 and 2025, we reported an income tax (benefit) expense of $(0.8) million and $0.2 million, respectively. The decrease of $1.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, was primarily due to (i) our pretax book income recognized during the three months ended September 30, 2026, as compared to pretax book income recognized during the three months ended September 30, 2025, (ii) a discrete item to account for the windfall on vested RSUs, (iii) the change in our valuation allowance, and (iv) a discrete item for the release of valuation allowance on certain state Net Operating Losses.
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

	Three months ended September 30,
	2026	2025
	dollars in thousands
Key Business Metrics:
Centers(a)	20	20
Census(a)(b)	8,420	7,890
Total Member Months(a)(b)	25,070	23,500

Center-level Contribution Margin(c)	$63,587	$51,356
Center-level Contribution Margin as a % of revenue(c)	24.0%	21.8%

GAAP Measures:
Net income	$20,878	$7,669
Net income margin	7.9%	3.2%

Non-GAAP Measures:
Adjusted EBITDA(c)	$31,251	$17,642
Adjusted EBITDA Margin(c)	11.8%	7.5%
________________________
(a)Includes InnovAge Sacramento, InnovAge Orlando and, InnovAge Tampa, which the Company owns and controls through joint ventures and are consolidated in our financial statements.
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
Center-level Contribution Margin
The Company's management uses Center-level Contribution Margin as the measure for assessing performance of its operating segments. We define Center-level Contribution Margin as total revenues less external provider costs and cost of care, excluding depreciation and amortization, which includes all medical and pharmacy costs. For purposes of evaluating Center-level Contribution Margin on a center-by-center basis, we do not allocate our sales and marketing expenses or corporate, general and administrative expenses across our centers. Center-level Contribution Margin was $63.6 million and $51.4 million for the three months ended September 30, 2026 and 2025, respectively. The increase in Center-level Contribution Margin for the three months ended September 30, 2026 compared to the three months ended September 30,

2025 was primarily due to a 12.1% increase in total revenue, offset by a 8.9% increase in external provider costs and cost of care, excluding depreciation and amortization, during the same period. For more information relating to Center-level Contribution Margin, see Note 12 “Segment Reporting” to our condensed consolidated financial statements. A reconciliation of Center-level Contribution Margin to loss before income taxes, the most directly comparable GAAP measure, for each of the periods is as follows:

	September 30, 2026			September 30, 2025
(In thousands)	PACE	All other(a)	Totals	PACE	All other(a)	Totals
Capitation revenue	$264,690	$—	$264,690	$235,751	$—	$235,751
Other service revenue	67	—	67	97	257	354
Total revenues	264,757	—	264,757	235,848	257	236,105
External provider costs	115,671	—	115,671	108,863	—	108,863
Cost of care, excluding depreciation and amortization	85,499	—	85,499	75,735	151	75,886
Center-Level Contribution Margin	63,587	—	63,587	51,250	106	51,356

Sales and marketing			8,630			7,605
Corporate, general and administrative			29,149			30,273
Depreciation and amortization			5,658			5,085
Loss on assets held for sale			—			104
Operating income			20,150			8,289
Other expense			(112)			(373)
Income Before Income Taxes			$20,038			$7,916

Depreciation and amortization	$5,658	$—	$5,658	$5,084	$1	$5,085

Income Before Income Taxes as a % of revenue			7.6%			3.4%
Center- Level Contribution Margin as a % of revenue			24.0%			21.8%
_________________________________

(a)Center-level Contribution Margin from a segment below the quantitative thresholds were primarily attributable to the Senior Housing operating segment of the Company, which senior housing assets were sold on September 11, 2025. This segment never met any of the quantitative thresholds for determining reportable segments.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted for interest expense, net, other investment income, depreciation and amortization, and provision (benefit) for income tax as well as addbacks for non-recurring expenses or exceptional items, including charges relating to stock-based compensation, litigation costs and settlements, business optimization, offering expenses, loss on assets held for sale, and gain on sale of assets. Adjusted EBITDA margin is Adjusted EBITDA expressed as a percentage of our total revenue. For the three months ended September 30, 2026 and 2025, net income was $20.9 million and $7.7 million, respectively, representing a year-over-year increase of 172.2%. For the three months ended September 30, 2026, net income margin was 7.9%, as compared to net income margin of 3.2% for the three months ended September 30, 2025. The increase in Adjusted EBITDA and Adjusted EBITDA margin was primarily due to (i) increased census and (ii) increased capitation rates.
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
A reconciliation of net loss to Adjusted EBITDA, the most directly comparable GAAP measure, for each of the periods is as follows:

	Three months ended September 30,
	2026	2025

Net income	$20,878	$7,669
Interest expense, net	123	1,251
Other investment income(a)	(16)	(499)
Depreciation and amortization	5,658	5,085
Provision (benefit) for income tax	(841)	247
Stock-based compensation	1,741	2,308
Litigation costs and settlement(b)	322	979
Business optimization(c)	1,707	879
Offering expenses(d)	1,679	—
Loss on assets held for sale(e)	—	104
Gain on sale of assets(f)	—	(381)
Adjusted EBITDA	$31,251	$17,642
________________________
(a)Reflects investment income related to short-term investments included in our condensed consolidated statement of operations.
(b)Reflects charges/(credits) related to litigation by stockholders, civil investigative demands, and settlement with our former pharmacy provider. Refer to Note 9, "Commitments and Contingencies" to our condensed consolidated financial statements included herein and in prior SEC filings for more information. Costs reflected consist of litigation costs considered one-time in nature and outside of the ordinary course of business based on the following considerations which we assess regularly: (i) the frequency of similar cases that have been brought to date, or are expected to be brought within two years, (ii) complexity of the case, (iii) nature of the remedies sought, (iv) litigation posture of the Company, (v) counterparty involved, and (vi) the Company's overall litigation strategy.
(c)Reflects charges related to business optimization initiatives. Such charges relate to one-time investments in projects designed to enhance our technology and compliance systems and improve and support the efficiency and effectiveness of our operations. For the three months ended September 30, 2026, this consists of (i) $1.5 million of costs related to organizational restructure and executive severance and (ii) $0.2 million of costs related to the closure of the previously planned de novo center in Downey, California. For the three months ended September 30, 2025, this consists of costs related to organizational restructure and executive severance.
(d)For the three months ended September 30, 2026, reflects costs related to the filing and legal fees incurred in connection with preparation and filing of the Form S-3 Shelf Registration Statement and subsequent secondary offering, pursuant to the Registration Rights Agreement to which the Company is a party.
(e)For the three months ended September 30, 2025, reflects loss related to the Company's sale of its managing member interest in InnovAge Senior Housing Thornton, LLC, the Company's senior housing assets, and the adjacent vacant land.
(f)For the three months ended September 30, 2025, reflects gain on sale of center equipment that was purchased for the previously planned de novo center in Louisville, Kentucky

Liquidity and Capital Resources
General
We have financed our operations principally through cash flows from operations and through borrowings under our credit facilities. As of September 30, 2026, we had cash and cash equivalents of $119.3 million, an increase of $21.4 million from June 30, 2026, and short-term investments of $43.7 million, an increase of $0.3 million from June 30, 2026. The increase in cash and cash equivalents and short-term investments was primarily due to timing of cash receipts for services provided. Our cash and cash equivalents primarily consist of highly liquid investments in demand deposit accounts and cash. Our short-term investments primarily consist of investments in mutual funds.
Our capital resources are generally used to fund (i) debt service requirements, the majority of which relate to the quarterly principal payments of the Term Loan A Facility (as defined below) due August 2028, (ii) finance and operating lease obligations, which are generally paid on a monthly basis and expire on various terms from calendar year 2026 through 2039, (iii) the operations of our business, (iv) income tax payments, which are generally due on a quarterly and annual basis, (v) capital additions, which include acquisitions and de novo centers, and (vi) share repurchases, if any. We also will continue investing in resources and initiatives to provide necessary and quality services to our participants. Collectively, these obligations are expected to represent a significant liquidity requirement of our Company on both a short-term (next 12 months) and long-term (beyond 12 months) basis. For additional information, see Note 7, “Leases”, Note 8, “Long-Term Debt”, and Note 9, “Commitments and Contingencies” to our condensed consolidated financial statements.
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
The Company is party to a Credit Agreement dated March 8, 2021, as amended on June 14, 2023 and further amended on August 8, 2025 (as amended, the "Credit Agreement"), which consists of a $50.7 million term loan (the "Term Loan A Facility") and a revolving credit facility with $100.0 maximum borrowing capacity (the “Revolving Credit Facility”), and a maturity date of August 8, 2028. As of September 30, 2026, we had $48.2 million of debt outstanding under our Term Loan A Facility, and no borrowings outstanding, $7.2 million of letters of credit issued, and $92.8 million of remaining borrowing capacity under the Revolving Credit Facility.
For more information about our debt, see Note 8 “Long-Term Debt” to our condensed consolidated financial statements.
We currently intend to retain substantially all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness. We do not anticipate paying any cash dividends in the foreseeable future.

Condensed Consolidated Statements of Cash Flows
Our condensed consolidated statements of cash flows for the three months ended September 30, 2026 and 2025 are summarized as follows:

	Three months ended September 30,
	2026	2025	$ Change
in thousands
Net cash provided by operating activities	$28,742	$3,924	$24,818
Net cash used in investing activities	(3,425)	(814)	(2,611)
Net cash used in financing activities	(3,956)	(11)	(3,945)
Net change in cash, cash equivalents and restricted cash	$21,361	$3,099	$18,262
Operating Activities. The increase in net cash provided by operating activities for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was driven primarily by $12.8 million increase in net income, net of non-cash adjustments, and a $12.0 million change in operating assets and liabilities driven by a change in accounts payable and accrued expenses.
Investing Activities. The increase in net cash used in investing activities for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due to $3.7 million in proceeds from a one-time sale of assets in the prior year period, partially offset by a $1.1 million decrease in purchases of property and equipment.
Financing activities. The increase in net cash used in financing activities for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to a $3.2 million contribution from our InnovAge Tampa joint venture partner that occurred at the time of closing the transaction.
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
For a description of our estimates regarding our critical accounting estimates, see “Critical Accounting Estimates” in the 2026 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended September 30, 2026 from those disclosed in our 2026 10-K. See Part II, Item 7A of our 2026 Form 10-K for a detailed discussion of our market risks.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our material pending legal proceedings, refer to Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements located in Part I, Item 1 of this report.
Item 1.A Risk Factors
In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A of our 2026 10-K.
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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from InnovAge Holding Corp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders' Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to the Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

INNOVAGE HOLDING CORP.

Date: November 3, 2026	By:	/s/ Benjamin C. Adams
	Name:	Benjamin C. Adams
	Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)